Form 10-K
period 2019-06-30
LANNETT CO INC
filed 2019-08-28
CIK 57725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019

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

Aggregate market value of common stock held by non-affiliates of the registrant, as of December 31, 2018 was $155,045,696 based on the closing price of the stock on the NYSE.

As of July 31, 2019, there were 40,405,663 shares of the registrant’s common stock, $.001 par value, outstanding.

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

PART I

ITEM 1.                        DESCRIPTION OF BUSINESS

Business Overview

Lannett Company, Inc. and subsidiaries (the “Company,” “Lannett,” “we,” or “us”) was incorporated in 1942 under the laws of the Commonwealth of Pennsylvania and reincorporated in 1991 as a Delaware corporation.  We primarily develop, manufacture, market and distribute generic versions of brand pharmaceutical products.  We report financial information on a quarterly and fiscal year basis with the most recent being the fiscal year ended June 30, 2019.  All references herein to a “fiscal year” or “Fiscal” refer to the applicable fiscal year ended June 30.

The Company has experienced total net sales growth at a compounded annual growth rate in excess of 24% over the past 18 years.  In that time period, total net sales increased from $12.1 million in fiscal year 2001 to $655.4 million in fiscal year 2019.  This growth has been achieved through filing and receiving approvals for abbreviated new drug applications (“ANDAs”), strategic partnerships and launches of additional manufactured drugs, opportunities resulting from our strong historical record of regulatory compliance, as well as the acquisitions of Silarx Pharmaceuticals, Inc. (“Silarx”) and Kremers Urban Pharmaceuticals Inc. (“KUPI”).

Most products that we currently manufacture and/or distribute are prescription products.  Our top five products in fiscal years 2019, 2018 and 2017 accounted for 52%, 58% and 53% of total net sales, respectively.  On March 23, 2019, the Company’s distribution agreement with Jerome Stevens Pharmaceuticals (the “JSP Distribution Agreement”) expired and was not renewed.  Accordingly, future top product concentration rates will likely decline.  Net sales of JSP products, primarily Levothyroxine Sodium Tablets USP, which was one of our top five products, totaled $202.5 million, $253.1 million and $187.0 million in fiscal years 2019, 2018 and 2017, respectively, or 31%, 37% and 30% of total net sales, respectively.

Competitive Strengths

Management.  We have been focused on maintaining and augmenting the quality of our management team in anticipation of continuing growth.  As part of our growth, we have established corporate and non-corporate officer positions.  We have hired experienced personnel from large, established, brand pharmaceutical companies as well as competing generic companies to complement the skills and knowledge of the existing management team.  As we continue to grow, additional personnel may need to be added to our management team.  We intend to hire the best people available to expand the knowledge base and expertise within our team.

Market Orientation.  We believe that our success depends on our ability to properly assess the competitive market for new products, including customer interest, the number of competitors, market share opportunity and the generic unit price erosion.  We intend to reduce our exposure to competitive influences that may negatively affect our sales and profits, including the potential saturation of the market for certain products, by continuing to emphasize a strong product selection process with an orientation to internal development in which we have technological and manufacturing expertise and external development partnerships to access other technologies and associated manufacturing capacity as well as risk-sharing.

Dependable U.S. Based Supplier to our Customers.  We believe we are viewed by our customers as a strong, dependable supplier due in part to our agile and reliable operations network, as well as having a less complex manufacturing/supply chain based mostly within the U.S.  We have cultivated productive customer relationships by focusing on what is important to them and their patients, along with maintaining adequate inventory levels, employing a responsive order filling system and prioritizing timely fulfillment of those orders.  A majority of our orders are filled and shipped on or the day after we receive the order.

Reputation for Regulatory Compliance.  We have a strong track record of regulatory compliance.  We believe that we have effective regulatory compliance capabilities and practices due to: (1) the hiring of qualified individuals, (2) the implementation of broad Standard Operating Procedures (“SOP”) and (3) current Good Manufacturing Practices (“cGMP”).  Our agility in responding quickly to market events and a reputation for regulatory compliance positions us to avail ourselves of market opportunities as they materialize.

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

Leverage our Flexibility and Speed.  We believe flexibility and speed in decision-making are critical success factors in the generic industry.  Our mid-sized scale and relatively less complex organizational structure as a U.S. based organization results in a nimbler response to securing market opportunities.

Extensive Experience with Productive Partnerships.  We continue to grow, diversify and strengthen our business by entering into partnerships to distribute both externally developed products and authorized generic equivalents of brand products.  In fiscal year 2019, we successfully launched 18 new products, many of which are sourced from external parties, including Vardenafil IR (Levitra®), Amphetamine IR (Adderall®) and an AB-rated version of Methylphenidate ER (Concerta®).  We believe that our success with these products, along with existing alliances, has established us as a strong development and marketing partner creating the foundation for continued productive partnership alliances in the future.

Ability to Develop Successful Products.  We believe that our abilities to select viable products for internal development, efficiently develop such products, including obtaining any applicable regulatory approvals and achieve economies of scale in production, are critical to our success in the generic pharmaceutical industry.  We intend to focus on long-term profitability driven in part by securing market positions where fewer competitors are expected.

Strong Track Record of Obtaining Regulatory Approvals for New Products.  During the past three fiscal years, we have received 18 ANDA approvals from the Food and Drug Administration (the “FDA”).  Although the timing of ANDA approvals by the FDA is uncertain, we currently expect to continue to receive more during Fiscal 2020.  These regulatory approvals will enable us to manufacture and supply a broader portfolio of generic pharmaceutical products.

Efficient Development Systems and Manufacturing Expertise for New Products.  We believe that our U.S.-based manufacturing expertise, low overhead expenses and skilled product development capabilities will help us remain competitive in the generic pharmaceutical market.  We intend to dedicate significant resources toward developing new products because we believe our success is linked to our ability to continually introduce new generic products into the marketplace.

Business Strategies

Focus on the large US Generic Market

We believe oral generics are the foundation of efficient pharmaceutical care and are estimated to be approximately 90% of all US pharmaceutical volume with an IQVIA value of approximately $56 billion for the 12-month period ending June 30, 2019.  While that estimate likely well exceeds actual market size, Lannett’s opportunity is significant relative to Lannett’s size.

We are focused on increasing our market share in the generic pharmaceutical industry while directing additional resources on the development of new products.  We continue to improve our financial performance by expanding our line of generic products, increasing unit sales to current customers, creating manufacturing efficiencies and managing our overhead and administrative costs.

Focus on In-Line Execution

We have a broad portfolio of existing generics and we continually look to optimize the share and value of our existing portfolio.  We look to capitalize on competitor supply disruptions which occur frequently in the industry of both a shorter and longer duration.  We seek to reduce the cost of our products through various life cycle management approaches including increasing the efficiency of our plant, and our product manufacturing yields, and lowering incipient and API costs from third-party suppliers.

Strategic Expansion of our Product Offering

We have three primary strategies for expanding our product offerings: (1) deploying our experienced Research and Development (“R&D”) staff to develop products in-house; (2) entering into product development agreements or strategic alliances with third-party product developers and formulators; and (3) purchasing ANDAs or New Drug Applications (“NDA”) from other manufacturers.  We expect that each strategy will facilitate our identification, selection and development of additional pharmaceutical products that we may sell to our existing network of customers.

Between January 2018 and June 2019, the number of alliances that our business development efforts have secured increased significantly and we have acquired or in-licensed over 40 ANDA products as a result of these efforts.

Opportunistically, we may increase our focus on specialty markets within the pharmaceutical industry.  As a result, in Fiscal 2018, the Company filed its first NDA for Numbrino (cocaine hydrochloride solution); the product application continues to progress at the FDA.  The Company plans to begin marketing the product shortly after receiving approval, which is expected around the end of calendar year 2019.  In August 2019, the Company ceased distributing our unapproved cocaine hydrochloride solution product in compliance with an FDA request.

Similarly, in 2016, the Company announced a strategic partnership with YiChang HEC ChangJiang Pharmaceutical Co., Ltd, an HEC Group company, to co-develop a biosimilar insulin glargine pharmaceutical product for the U.S. market.  The product is currently in development, and a healthy human Pharmacokinetic/Pharmacodynamic modeling (“PK/PD”) clinical trial is underway in South Africa.  It is the first clinical study to directly compare the Lannett/HEC insulin glargine to U.S. Lantus® as part of the effort to file a biosimilar Biologics License Application (“BLA”) with the U.S. FDA.  Study results are expected in September 2019.  The Company plans to manage the clinical and regulatory steps specific for an FDA approval to market and will have the exclusive U.S. marketing rights to the product.  In addition, we will market other generic products developed by HEC with several launches expected over the next few years.

In July 2019, the Company entered into an agreement with Cediprof, Inc. (“Cediprof”) to distribute Levothyroxine Sodium Tablets USP beginning not later than August 1, 2022.  Levothyroxine is one of the largest generics sold in the USA.  The product has several technical attributes that make receiving an FDA approval and continuous manufacturing challenging.  The Cediprof product is already approved and has been sold in the U.S. by its current partner for the past several years.

We have several other existing supply and development agreements with both international and domestic companies; in addition, we are currently in negotiations on similar agreements with other companies through which we can market and distribute future products.  We intend to capitalize on our strong customer relationships to build our market share for such products.

Due to the expiration of the JSP Distribution Agreement in March 2019, management reassessed its overall business strategies to offset the impact of the loss on a short- and long-term basis.  These plans currently include, among other things, an emphasis on reducing cost of sales, R&D and selling, general and administrative (“SG&A”) expenses; continuing to accelerate new product launches; increasing the level of strategic partnerships; and reducing capital expenditures.  Management will also continue its emphasis on accelerating ANDA filings.  In addition, management plans to attempt, at the appropriate time, to refinance all or a significant portion of its outstanding long-term debt to reduce principal repayment requirements and establish more flexibility around financial covenants.  These actions may increase related interest expense, but are expected to positively impact cash flows.

A Change from a Vertically Integrated Manufacturer, Supplier and Distributor of Controlled Substance Products.

We are in the process of closing the Cody Labs subsidiary, our controlled substance products API business.  We have signed an agreement to sell the Cody Labs’ equipment and we currently intend to retain, until our pending cocaine hydrochloride solution Section 505(b)(2) NDA application is approved, the main facility and a small portion of workforce as well the intellectual property related to the business.  We have begun the transfer of certain products to our Carmel facility.

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

Key Products

Key products were selected based on current and future sales and profitability.  In aggregate, excluding Levothyroxine, the 11 products noted below accounts for approximately 37% of Lannett sales in Fiscal 2019.

Levothyroxine Sodium Tablets

Levothyroxine Sodium tablets, which are used for the treatment of thyroid deficiency by patients of various ages and demographic backgrounds, are one of the most prescribed drugs in the United States.  The product is manufactured by JSP and was distributed under the JSP Distribution Agreement and was produced and marketed in 12 potencies.  Net sales of Levothyroxine Sodium tablets totaled $197.5 million in fiscal year 2019.  In our distribution of these products, we primarily competed with two brand Levothyroxine Sodium products, AbbVie’s Synthroid® and Pfizer’s Levoxyl®, as well as generic products from Mylan and Sandoz, each of which have multiple AB ratings.  On November 12, 2018, the Company announced a transition services agreement with Amneal Pharmaceuticals (“Amneal”) to transition distribution of Levothyroxine to trade customers to Amneal as of December 2019 ahead of the expiration of the JSP Distribution Agreement which expired on March 23, 2019.

In July 2019, the Company entered into an agreement with Cediprof, Inc. (“Cediprof”) for the exclusive right, commencing no later than August 1, 2022, to market and supply Levothyroxine Sodium Tablets USP.  See Note 22. “Subsequent Events”

Fluphenazine Tablets

Fluphenazine tablets are used for the management of manifestations of psychotic disorders.  Net sales of Fluphenazine tablets represented approximately 10% of total net sales in fiscal year 2019.

Verapamil SR Tablets

Verapamil SR tablets are a calcium channel blocker used in the treatment of high blood pressure, arrhythmia and angina.  We market the authorized generic of Verelan PM.

Ursodiol Capsules

Ursodiol Capsules are produced and marketed in 300 mg capsules and are used for the treatment and prevention of gallstones.  The product is a generic version of the branded drug Atigall®.  This product has seen increased competition over the last year.

Methylphenidate CD Capsules

Methylphenidate CD is a central nervous system (“CNS”) stimulant indicated for the treatment of Attention Deficit Hyperactivity Disorder (“ADHD”).  This product is the authorized generic version of the brand Metadate CD®.

Omeprazole Capsules

Omeprazole is a proton pump inhibitor.  The product is a generic version of the branded drug Prilosec®.  It is indicated for the treatment of certain diseases of the esophagus and stomach ulcers as well as pathologic hypersecretory conditions.  KUPI produces Omeprazole DR capsules in 10mg, 20mg and 40mg dosages.

Pantoprazole Sodium DR Tablets

Pantoprazole is a proton pump inhibitor.  The product is a generic version of the branded drug Nexium®.  It is indicated for the treatment of certain diseases of the esophagus and pathological hypersecretory conditions.  KUPI produces Pantoprazole tablets in 20mg and 40mg dosages.

Sumatriptan Nasal Spray

Sumatriptan Nasal Spray is indicated for the acute treatment of migraine attacks.  This product is a generic version of Imitrex® Nasal Spray.  The Company distributes the 5mg and 20mg dosages.

Dicyclomine Tablets and Capsules

Dicyclomine tablets and capsules are both indicated for the treatment of irritable bowel syndrome.  They are the generic versions of Bentyl®, tablets and capsules.

Metolazone Tablets

Metolazone is a diuretic medication.  It is indicated for the treatment of hypertension, alone or in combination with other anti-hypertensives.  We market the authorized generic version of Zaroxolyn®.  We launched this product in the last month of fiscal year 2018.

Methylphenidate Hydrochloride ER

Methylphenidate ER is a CNS stimulant indicated for the treatment of ADHD in children six years of age and older, adolescents and adults up to the age of 65.  The product is a generic version of the branded drug Concerta®.

The Company markets one form of the product which was designated “BX.”  Per a teleconference on November 2014, the FDA informed KUPI that it was changing the therapeutic equivalence rating of its product from “AB” (therapeutically equivalent) to “BX.”  A BX-rated drug is a product for which data are insufficient to determine therapeutic equivalence; it is still approved and can be prescribed, but the FDA does not recommend it as automatically substitutable for the brand-name drug at the pharmacy.

The Company has been working with the FDA to regain the “AB” rating, and in the meantime, maintain the drug on the U.S. market with a BX rating.  However, there can be no assurance as to when or if the Company will regain the “AB” rating or be permitted to remain on the market.  If the Company were to receive the “AB” rating, net sales of the product could increase subject to market factors existing at that time.  The Company also agreed to potential acquisition-related contingent payments to UCB related to Methylphenidate ER if the FDA reinstates the AB-rating and certain sales thresholds are met.  Such potential contingent payments are set to expire after December 31, 2020.

In August 2018, the Company entered into an exclusive perpetual licensing agreement with Andor Pharmaceuticals, LLC for Methylphenidate Hydrochloride Extended Release (ER) tablets USP (CII) in 18 mg, 27 mg, 36 mg and 54 mg strengths.  Andor’s ANDA of Methylphenidate was approved by the FDA on April 24, 2019 as an AB-rated generic equivalent to the brand Concerta®.  Lannett commenced marketing of this product on May 29, 2019.

Under the licensing agreement, Lannett is providing sales, marketing and distribution support of Andor’s Methylphenidate ER product, for which it will receive a percentage of the net profits.

Cocaine Hydrochloride Solution

Cocaine hydrochloride solution was produced and marketed under a preliminary new drug application (“PIND”) in two different strengths and two different size containers.  Cocaine hydrochloride solution is utilized primarily for the anesthetization of the patient during ear, nose or throat surgery, sinuplasty and in emergency rooms.

In December 2017, a competitor received approval from the FDA to market and sell a cocaine hydrochloride solution product.  This approval affects the Company’s right to market and sell its unapproved cocaine hydrochloride colution product.  According to FDA guidance, the FDA allowed the Company to continue marketing its unapproved product for a period of time following approval of the competitor’s product.  Upon the recent request of the FDA to cease manufacturing and distributing our unapproved cocaine hydrochloride solution product as a result of an approved product on the market, the Company committed to not manufacture or distribute cocaine hydrochloride 10% solution, which has not been sold during Fiscal 2019, as of April 15, 2019.  The Company has also agreed to cease manufacturing its unapproved cocaine hydrochloride 4% solution on June 15, 2019 and cease distributing the product on August 15, 2019.  The Company does not believe the discontinuation will have a material impact on our future expected results of operations as we had anticipated the withdrawal of this product.

Meanwhile, the FDA continues to review the Company’s Section 505(b)(2) NDA application, and in July 2018 issued a Complete Response Letter which required an additional study and other information.  The additional study was completed and we have provided a full response to the FDA.  The Company is awaiting FDA approval of the NDA application but cannot say for certain when or if the application will be approved.

The competitor filed a Citizen Petition with the FDA in February 2019, claiming that the grant of the New Chemical Entity (“NCE”) exclusivity blocks the approval of the Company’s application for five years and requesting that the FDA refuse to accept any further submissions in furtherance of the Company’s Section 505(b)(2) NDA application, treat as withdrawn any submissions made by the Company after December 2017 and withdraw the Company’s Section 505(b)(2) application.  On April 24, 2019, the Company filed an opposition to the Citizen Petition requesting that it be denied.  On July 3, 2019, the FDA denied the competitor’s citizen petition.

Sales & Marketing and Customers

We sell our pharmaceutical products to generic pharmaceutical distributors, drug wholesalers, chain drug retailers, private label distributors, mail-order pharmacies, other pharmaceutical companies, managed care organizations, hospital buying groups, governmental entities and health maintenance organizations.  The pharmaceutical industry’s largest wholesale distributors, Amerisource Bergen, McKesson and Cardinal Health, accounted for 21%, 18% and 10%, respectively, of our total net sales in fiscal year 2019, 29%, 17% and 6%, respectively, of our total net sales in fiscal year 2018 and 28%, 21% and 6%, respectively, of our total net sales in fiscal year 2017.

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

We promote our products through direct sales, trade shows and group purchasing organizations’ bidding processes.  We also have a limited number of products that are marketed as part of our customers’ “private label” programs.  Private label products are manufactured by Lannett but distributed to the customer with a label typically containing the name and logo of the customer.  Private label allows us to leverage our internal sales efforts by using the sales and marketing efforts of those customers.

Strong and dependable customer relationships have created a positive platform for us to increase our sales volumes.  Historically and in fiscal years 2019, 2018 and 2017, our advertising expenses have been immaterial.  When our sales representatives make contact with a customer, we will generally offer to supply the customer our products at fixed prices.  If accepted, the customer’s purchasing department will coordinate the purchase, receipt and distribution of the products throughout its distribution centers and retail outlets.  Once a customer accepts our supply of a product, the customer typically expects a high standard of service, including timely receipt of products ordered, availability of convenient, user-friendly and effective customer service functions and maintaining open lines of communication.

We believe that retail-level consumer demand dictates the total volume of sales for various products.  In the event that wholesale and retail customers adjust their purchasing volumes, we believe that consumer demand will be fulfilled by other wholesale or retail sources of supply.  As a result, we attempt to develop and maintain strong relationships with most of the major retail chains, wholesale distributors and mail-order pharmacies in order to facilitate the supply of our products through whatever channel the consumer prefers.  Although we have agreements with customers governing the transaction terms of our sales, generally there are no minimum purchase quantities applicable to these agreements.  Our practice of maintaining adequate inventory levels, employing a responsive order filling system and prioritizing timely fulfillment of those orders have contributed to a strong reputation among our customers as a dependable supplier of high-quality generic pharmaceuticals.

Competition

The manufacturing and distribution of generic pharmaceutical products is a highly competitive industry.  Competition is based primarily on a reliable supply and price.  In addition to competitive pricing, our competitive advantages are our ability to provide strong and dependable customer service by maintaining adequate inventory levels, employing a responsive order filling system and prioritizing timely fulfillment of orders.  We ensure that our products are available from national wholesale, chain drug and mail-order suppliers as well as our own warehouse.  The modernization of our facilities, hiring of experienced staff and implementation of inventory and quality control programs have improved our competitive cost position.  Our primary competitors across our product portfolio are Teva Pharmaceutical Industries Ltd., Mylan N.V., and Sandoz International GmbH.

Validated Pharmaceutical Capabilities

The Company’s 432,000 square foot Seymour, Indiana facility contains approximately 107,000 square feet of manufacturing space as well as a leased 116,000 square foot temperature/humidity-controlled storage warehouse.  The Seymour facility has had satisfactory inspections conducted by the FDA and EMA and similar regulatory authorities of Japan, Taiwan, Brazil, China, Korea and Turkey.  As of June 30, 2019, the facility has a production capacity of approximately 4.0 billion doses.

The Company has an 110,000 square foot manufacturing facility located in Carmel, New York, which sits on 25.8 acres of land.  The facility specializes in liquid products and currently houses manufacturing, packaging, quality and research and development and has capacity for additional manufacturing space, if needed.

Lannett owns several facilities in Philadelphia, Pennsylvania.  Certain administrative functions, manufacturing and research and development facilities are located in a 31,000 square foot facility at 9000 State Road, Philadelphia, PA.  In the second quarter of Fiscal 2019, the Company ceased manufacturing functions at its 9000 State Road facility.  A second, 63,000 square foot facility is located within one mile of the State Road facility at 9001 Torresdale Avenue, Philadelphia, PA and contains our analytical research and development and quality control laboratories.  The facility has capacity for additional manufacturing, packaging or laboratory space, if needed.  We also own a building at 13200 Townsend Road in Philadelphia, PA consisting of 66,000 square feet on 7.3 acres of land formerly used for warehouse space and shipping.  The building is currently under contract to be sold with an expected closing date in the first quarter of Fiscal 2020.

The manufacturing facility of our wholly-owned subsidiary, Cody Labs, consists of a 73,000 square foot structure located on approximately 15.0 acres in Cody, Wyoming.  In June 2019, the Company announced the Cody API Restructuring Plan, as further described in Note 3. “Restructuring Charges.” As part of the plan, the Company intends to sell the manufacturing facility and cease all operations at Cody Labs.

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

The Company’s primary finished goods inventory supplier was JSP, in Bohemia, New York.  Purchases of finished goods from JSP accounted for 29% of our inventory purchases in fiscal year 2019, 37% in fiscal year 2018 and 36% in fiscal year 2017. On March 23, 2019, the JSP Distribution Agreement expired and was not renewed.

Over time, we have entered into supply and development agreements with Summit Bioscience LLC, HEC Pharm Group, Andor Pharmaceuticals LLC, Dexcel Pharma, Elite Pharmaceuticals, RivoPharm and various other international and domestic companies.  The Company is currently in negotiations on similar agreements with other companies and is actively seeking additional strategic partnerships, through which it will market and distribute products manufactured in-house or by third parties.  The Company plans to continue evaluating ways to improve its capital structure and consider potential merger and acquisition opportunities.  The Company also continues to assess product acquisitions that are a strategic fit and accretive to the business.

Research and Development Process

Over the past several years, we have invested in R&D projects.  The costs of these R&D efforts are expensed during the periods incurred.  We believe that such costs may be recovered in future years when we receive approval from the FDA to manufacture and distribute such products.  We have embarked on a plan to grow in future years, which includes organic growth to be achieved through our R&D efforts.  We expect that our growing list of generic products under development will drive future growth.  Over the past several years, we have hired additional personnel in product development, production and formulation.  The following steps outline the numerous stages in the generic drug development process:

1.)          Formulation and Analytical Method Development.  After a drug candidate is selected for future sale, product development scientists perform various experiments to incorporate excipients with the APIs to produce a robust, stable and bioequivalent dosage form that will be therapeutically equivalent to the brand name drug, and meet all FDA requirements for approval.  These experiments will result in the creation of a number of product formulations to determine which formula will be most suitable for our subsequent development process.  Various formulations are tested in the laboratory to measure results against the innovator brand drug.  During this time, we may use reverse engineering methods on samples of the innovator drug to determine the type and quantity of inactive ingredients.  During the formulation phase, our R&D chemists begin to develop an analytical, laboratory testing method.  The successful development of this test method will allow us to test developmental and commercial batches of the product in the future.  All of the information used in the final formulation, including the analytical test methods adopted for the generic drug candidate, will be included as part of the Chemistry, Manufacturing and Controls (“CMC”) section of the ANDA submitted to the FDA.

2.)          Scale-up and Tech Transfer.  After product development, R&D formulators and the R&D chemists agree on a final formulation for use in moving the drug candidate forward in the developmental process, we then attempt to increase the batch size of the product.  The batch size represents the standard magnitude to be used in manufacturing a batch of the product.  The determination of batch size affects the amount of raw material that is used in the manufacturing process and the number of expected dosages to be created during the production cycle.  We attempt to determine batch size based on the amount of active ingredient in each dosage, the available production equipment and unit sales projections.  The scaled-up batch is then generally produced in our commercial manufacturing facilities.  During this manufacturing process, we document the equipment used, the amount of time in each major processing step and any other steps needed to consistently produce a batch of that product.

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

Our ANDAs and NDAs are submitted to the FDA electronically using the most current Electronic Common Technical Document standards.  Lannett strives to achieve a first cycle approval for each ANDA under the Generic Drug User Fee Amendments of 2012 (“GDUFA”) review metrics.

In fiscal year 2019, we launched several products from internal and external sources.  The following summary contains more specific details regarding our latest product launches.  Market data was obtained from IQVIA.

Product Launch		Month of Launch	Equivalent Brand	Total Market Size as of May 2019 ($ in millions)
1	Methylphenidate HCl CD ER Capsules	July 2018	Metadate CD®	$49.7
2	Esomeprazole Magnesium DR Capsules	August 2018	Nexium®	$434.4
3	Buprenorphine and Naloxone Sublingual Tablets	September 2018	Suboxone®	$184.0
4	Oxycodone/APAP (325 mg) IR Tablets, USP*	September 2018	Percocet®	$356.0
5	Hydrocodone Bitartrate and Acetaminophen (325mg) IR Tablets*	September 2018	Lorcet®	$359.5
6	Clarithromycin ER Tablets	November 2018	Biaxin XL®	$10.2
7	Dronabinol IR Capsules	November 2018	Marinol®	$74.0
8	Vardenafil HCl IR Tablets	November 2018	Levitra®	$74.8
9	Lansoprazole DR Capsules	November 2018	Prevacid ®	$84.0
10	Dexmethylphenidate HCL ER Capsules	November 2018	Focalin XR®	$620.7
11	Trientine HCL IR Capsules	January 2019	Syprine ®	$119.0
12	Entacapone IR Tablets	January 2019	Comtan®	$19.0
13	Temozolomide HCl IR Capsules*	March 2019	Temodar®	$59.7
14	Lactulose Solution	March 2019	Chronulac ®	$35.3
15	Amphetamine IR Tablets	May 2019	Adderall®	$337.9
16	Methylphenidate HCl ER Tablets	May 2019	Concerta®	$1,480.0
17	Dantrolene Capsules	June 2019	Dantrium ®	$6.3
18	Aspirin and Dipyridamole ER Capsules	June 2019	Aggrenox®	$153.0

*Only small quantities of these products were shipped in Fiscal 2019.  Moreover, the Company has subsequently de-emphasized the Oxycodone and Hydrocodone products, both of which are in the Pain Management category.

We have additional products of various dosage forms currently under development.  Our developmental drug products are intended to treat a diverse range of indications.  The products under development are at various stages in the development cycle—formulation, scale-up, clinical testing and/or FDA review.

The cost associated with each product that we are currently developing is dependent on numerous factors, including but not limited to, the complexity of the active ingredient’s chemical characteristics, the price of the raw materials and the FDA-mandated requirement of bioequivalence studies (depending on the FDA’s Product Specific Guidance).  With the introduction of GDUFA and additional guidance issued by the FDA, the cost to develop a new generic product varies but can total several million dollars.

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

We recorded R&D expenses of $38.8 million in fiscal year 2019, $29.2 million in fiscal year 2018 and $42.1 million in fiscal year 2017.  These amounts included expenses associated with bioequivalence studies, internal development resources as well as outsourced development.  While we manage all R&D from our principal executive office in Philadelphia, Pennsylvania, we have also been taking steps to capitalize on favorable development costs in other countries.  We have strategic relationships with various companies that either act as contract research organizations or API suppliers as well as dosage form manufacturers.  In addition, U.S.-based research organizations have been engaged for product development to enhance our internal development.  Fixed payment arrangements are established between Lannett and these research organizations and in some cases include a royalty provision.  Development payments are normally scheduled in advance, based on attaining development milestones.

Government Regulation

Pharmaceutical manufacturers are subject to extensive regulation by the federal government, including the FDA and, in cases of controlled substance products the DEA, as well as other federal regulatory bodies and state governments.  The Federal Food, Drug and Cosmetic Act (the “FDCA”), the Controlled Substance Act (the “CSA”) and other federal statutes and regulations govern or influence the testing, manufacture, safety, labeling, storage, record keeping, approval, advertising and promotion of our generic drug products.  Non-compliance with applicable regulations can result in fines, product recalls and seizure of products, total or partial suspension of production, personal and/or corporate prosecution and debarment and refusal of the government to approve applications.  The FDA also has the authority to revoke previously approved drug applications.

Generally, FDA approval is required before a drug can be marketed.  A new drug is one not generally recognized by qualified experts as safe and effective for its intended use and is submitted to the FDA as a NDA.  The FDA review process for new drugs is very extensive and requires a substantial investment to research and test the drug candidate.  A less burdensome approval pathway is used for generic drug products, the ANDA.  Typically, the investment required to develop a generic drug is less costly than the new drug. Some drug products may be submitted as a 505(b)(2) NDA, allowing some of the required research and testing to be waived by relying on FDA’s previous findings of safety and efficacy and literature.  For additional information on the FDA approval pathways, refer to section 505(b)(1) and 505(b)(2) of the FD&C Act for NDAs, section 505(j) for ANDAs and resources available on the FDA website, www.fda.gov.

Manufacturing cGMP Requirements

Among the requirements for a new drug approval, facilities identified in each application that perform operations related to the drug product, including drug substance manufacturers and outside contract facilities, must conform to FDA cGMP regulations.  The FDA may perform general GMP and/or pre-approval inspections to assess a company’s compliance with cGMP regulations.  These inspections include reviews of procedures, operations, and data used to support the application and ongoing drug product manufacturing and testing.  FDA’s cGMP regulations require, among other things, quality control and quality assurance systems as well as the corresponding records and documentation.  In complying with the evolving standards set forth in the cGMP regulations, we must continue to expend time, money and effort in many areas to ensure compliance.

Failure to comply with statutory and regulatory requirements subject a manufacturer to possible legal or regulatory action, including but not limited to, warning letters, consent decrees placing significant restrictions on or suspending manufacturing operations, injunctions, the seizure of non-complying drug products and/or civil and criminal penalties.

Adverse experiences with the product and certain non-compliance events may need to be reported to the FDA and could result in regulatory actions such as labeling changes or FDA request for application withdrawal or product removal.

Other Regulatory Requirements

With respect to post-market product advertising and promotion, the FDA imposes a number of complex regulations on entities that advertise and promote pharmaceuticals, which include, among others, standards for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the internet.  The FDA has very broad enforcement authority under the FDCA and failure to abide by these regulations can result in penalties, including the issuance of a warning letter directing entities to correct deviations from FDA standards, a requirement that future advertising and promotional materials be pre-cleared by the FDA and state and/or federal civil and criminal investigations and prosecutions.  Some of our products require participation in Risk Evaluation and Mitigation Strategies (“REMS”) programs, including our opioid products. A shared system REMS encompasses multiple prescription drug products and is developed and implemented jointly by two or more companies marketing the same products.  These programs can add significant costs for the Company, depending on market share and complexity of the program.

Any one or a combination of FDA regulatory or enforcement actions against the Company could have a material adverse effect on our financial results.

DEA Regulation

We maintain registrations and quota (limitations on purchases of controlled substances) with the DEA that enable us to receive, manufacture, store, develop, test and distribute controlled substances in connection with our operations.  Controlled substances are those drugs that appear on one of five schedules promulgated and administered by the DEA under the CSA.  The CSA governs, among other things, the distribution, recordkeeping, quota, handling, security and disposal of controlled substances.  We are subject to periodic and ongoing inspections by the DEA and similar state drug enforcement authorities to assess our ongoing compliance with the DEA’s regulations.  Any failure to comply with these regulations could lead to a variety of sanctions, including the revocation or a denial of renewal of our DEA registration or quota, injunctions, or civil or criminal penalties.  We are subject to an allocation of national (aggregate) quota for several products in our portfolio.  Our quota requests require DEA approval in full for us to meet our forecasted customer demands. The DEA may or may not approve our quota requests in full based on factors that we do not control.

Fraud and Abuse Laws

Because of the significant federal and state funding involved in the provision of health care services, including Medicare and Medicaid funding, Congress and state legislatures have enacted and federal and state governments actively enforce, a number of laws whose purpose is to eliminate fraud and abuse in federal health care programs.  Our business is subject to compliance with these laws, including both federal and state level Anti-Kickback Statutes, as well as other laws aimed at eliminating fraud and abuse such as the False Claims Act and the Foreign Corrupt Practices Act (“FCPA”).

Anti-Kickback Statutes and Federal False Claims Act

One of the primary federal laws aimed at curbing fraud and abuse in the federal health care programs is the federal Anti-Kickback Statute, 42 U.S.C. § 1320a–7b(b), which prohibits persons from knowingly and willfully soliciting, offering, receiving, or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing or arranging for a good or service, for which payment may be made under a federal health care program such as Medicare, Medicaid or TRICARE.  The definition of “remuneration” has been broadly interpreted to include anything of value, including for example gifts, certain discounts, the furnishing of free supplies, equipment or services, credit arrangements, payment of cash and waivers of payments, including copayments.  Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal health care covered business, the statute has been violated.  Penalties for violations include criminal penalties and civil sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other federal health care programs.  In addition, violations of the Anti-Kickback Statute are per se violations of the Federal False Claims Act, discussed in more detail below.

The federal Anti-Kickback Statute is broad and prohibits many arrangements and practices that are lawful in businesses outside of the health care industry.  Recognizing that the Anti-Kickback Statute is broad and may technically prohibit many innocuous or beneficial arrangements, Congress incorporated several statutory exceptions into the federal Anti-Kickback Statute’s framework, which protect certain types of business arrangements.  Congress also authorized the Office of Inspector General of the U.S. Department of Health and Human Services (“OIG”) to issue a series of “regulatory safe harbors.”  Both the statutory exceptions and regulatory safe harbors set forth provisions that, if all of their applicable requirements are met, will assure health care providers and other parties to the arrangement that the federal Anti-Kickback Statute has not been violated and that that they will not be prosecuted under the Anti-Kickback Statute.  The failure of a transaction or arrangement to fit precisely within one or more safe harbors does not necessarily mean that it is illegal or that prosecution will be pursued.  However, conduct and business arrangements that do not fully satisfy each applicable safe harbor may result in increased scrutiny by government enforcement authorities such as OIG.

Many states have adopted laws similar to the federal Anti-Kickback Statute.  Some of these state prohibitions apply to referrals of patients for health care items or services reimbursed by any source, including commercial payers and private pay patients.

Government officials have focused their Anti-Kickback Statute enforcement efforts on marketing of health care services and products, among other activities and recently have brought cases against companies and certain sales, marketing and executive personnel, for allegedly offering unlawful inducements to potential or existing customers in an attempt to procure their business.

In addition to applying federal and state Anti-Kickback Statutes in enforcement actions involving the marketing of healthcare services and products, the federal government and various states also have enacted laws specifically regulating the sales and marketing practices of pharmaceutical companies.  These laws and regulations may limit financial interactions between manufacturers and health care providers, require disclosure to the federal or state government and the public of such interactions (e.g. federal and state “Sunshine” laws), or require the adoption of compliance standards or programs.  Many of these laws and regulations contain ambiguous requirements or require administrative guidance for implementation and, given the lack of clarity, our activities could be subject to the penalties under the pertinent laws and regulations.

Another development affecting the health care industry is the increased use of the Federal False Claims Act (“FFCA”) and in particular, action brought pursuant to the FFCA’s “Whistleblower” or “Qui Tam” provisions.  The FFCA imposes liability on any person or entity who, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal health care program.  The Qui Tam provisions of the FFCA allow a private individual to bring actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government and to share in any monetary recovery.  In recent years, the number of suits brought against health care providers by private individuals has increased dramatically, and in Fiscal 2018, the federal government recovered more than $2.5 billion in judgements and settlements related to FFCA violations in the health care industry.  In addition to the FFCA, various states have enacted false claims laws analogous to the FFCA, and many of these state laws apply where a claim is submitted to any third-party payer and not merely a federal health care program.

When an entity is determined to have violated the FFCA, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties of between approximately $11,000 and $20,000 per claim, as adjusted annually.  Liability arises, primarily, when an entity knowingly submits or causes another to submit a false claim for reimbursement to the federal government.  The federal government has used the FFCA to assert liability on the basis of inadequate care, kickbacks and other improper referrals; improper use of Medicare numbers by the provider of services; as well as allegations regarding misrepresentations with respect to the services rendered.  In addition, the federal government has prosecuted companies under the FFCA in connection with off-label promotion of products.  Our future activities relating to the reporting of wholesale or estimated retail prices of our products, the reporting of discount and rebate information and other information affecting federal, state and third-party reimbursement of our products and the sale and marketing of our products may be subject to scrutiny under these laws.  We are unable to predict whether we will be subject to actions under the FFCA or a similar state law, or the impact of such actions.  However, the costs of defending such claims, as well as any sanctions imposed, could significantly affect our financial performance.

Foreign Corrupt Practices Act

The U.S. Foreign Corrupt Practices Act of 1977, as amended, and similar anti-bribery laws in other jurisdictions generally prohibit certain classes of persons and entities, and their intermediaries, from making payments to foreign government officials to assist in obtaining or retaining business.  Specifically, the anti-bribery provisions of the FCPA prohibit the bribery of government officials.  If we are found to be liable for FCPA or other violations, we could suffer from civil and criminal penalties or other sanctions, including contract cancellations or debarment, and loss of our reputation, any of which could have a significant impact on our business, financial condition and operations.

HIPAA and Other Fraud and Privacy Regulations

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) created two new federal crimes: health care fraud and false statements relating to health care matters.  The HIPAA health care fraud statute prohibits, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any health care benefit program, including private payment programs.  A violation of this statute is a felony and may result in fines, imprisonment and/or exclusion from government-sponsored programs.  The HIPAA false statements statute prohibits knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false, fictitious, or fraudulent statement or representation in connection with the delivery of or payment for health care benefits, items, or services.  A violation of this statute is a felony and may result in fines and/or imprisonment.

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

Over the past several years, the rising costs of providing health care services has triggered legislation to make certain changes to the way in which pharmaceuticals are covered and reimbursed, particularly by government programs.  For instance, federal legislation and regulations have created a voluntary prescription drug benefit, Medicare Part D, which revised the formula used to reimburse health care providers and physicians under Medicare Part B and imposed significant revisions to the Medicaid Drug Rebate Program.  These changes have resulted in and may continue to result in, coverage and reimbursement restrictions and increased rebate obligations by manufacturers.

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

Current or future federal or state laws and regulations may influence the prices of drugs and, therefore, could adversely affect the prices that we receive for our products. Programs in existence in certain states seek to set prices of all drugs sold within those states through the regulation and administration of the sale of prescription drugs. Expansion of these programs, in particular, state Medicaid programs, or changes required in the way in which Medicaid rebates are calculated under such programs, could adversely affect the price we receive for our products and could have a material adverse effect on our business, results of operations and financial condition. Further, generic pharmaceutical drug prices have been the focus of increased scrutiny by certain states’ attorney generals, the U.S. Department of Justice and Congress. Decreases in health care reimbursements or prices of our prescription drugs could limit our ability to sell our products or could decrease our revenues, which could have a material adverse effect on our business, results of operations and financial condition.

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

Employees

As of June 30, 2019, we had 1,020 full-time employees.

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

ITEM 1A.                                       RISK FACTORS

Governmental investigations into sales and marketing practices in the generic pharmaceutical industry and claims by private parties relating to such investigations may result in substantial penalties or settlements.

There has been increased press coverage and increased scrutiny from regulatory and enforcement agencies and legislative bodies with respect to matters relating to the pricing of generic pharmaceuticals, including publicity and pressure resulting from prices charged by our competitors. We have experienced and may continue to experience downward pricing pressure on the price of our products due to competitive pressure to lower the cost of drugs to the ultimate consumer, which could reduce our revenue and future profitability.  This increased press coverage and public scrutiny have resulted in, and may continue to result in, investigations, and calls for investigations, by governmental agencies at both the federal and state level and have resulted in, and may continue to result in, claims brought against us by private parties or by regulators taking other measures that could have a negative effect on our business.  For a description of current, federal, and state investigations and claims by private parties, see Note 11 “Legal, Regulatory Matters and Contingencies.”  Additional actions are possible.  Responding to such investigations and claims is costly and involves a significant diversion of management attention.  Such proceedings are unpredictable and may develop over lengthy periods of time.  Future settlements may involve large monetary penalties.   It is not possible at this time to predict the ultimate outcome of any such investigations or claims or what other investigations or lawsuits or regulatory responses may result from such assertions, or their impact on our business, financial condition, results of operations, cash flows, and/or our stock price.  Any such investigation or claim could also result in reputational harm and reduced market acceptance and demand for our products, could harm our ability to market our products in the future, could cause us to incur significant expense, could cause our senior management to be distracted from execution of our business strategy, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.  Accompanying the press and media coverage of pharmaceutical pricing practices and public complaints about the same, there has been increasing U.S. federal and state legislative and enforcement interest with respect to drug pricing.  In recent years, both the U.S. House of Representatives and the U.S. Senate have conducted numerous hearings with respect to pharmaceutical drug pricing practices, including in connection with the investigation of specific price increases by pharmaceutical companies.  In addition to the effects of any investigations or claims brought against us described above, our revenue and future profitability could also be negatively affected if any such inquiries, of us or of other pharmaceutical companies or the industry more generally, were to result in legislative or regulatory proposals that limit our ability to increase the prices of our products.  Any of the events or developments described above could have a material adverse impact on our business, financial condition or results of operations, as well as on our reputation.

Management’s plans to address the impact of the nonrenewal of the JSP Distribution Agreement may not be successful.

Net sales of JSP products totaled $202.5 million in fiscal year 2019, $253.1 million in fiscal year 2018 and $187.0 million in fiscal year 2017.  Our Distribution Agreement with JSP was not renewed when it expired on March 23, 2019.  Management has implemented plans to offset the impact of the nonrenewal of the JSP Distribution Agreement.  These plans currently include, among other things, an emphasis on reducing cost of sales, research and development (“R&D”) and selling, general and administration (“SG&A”) expenses, continuing to accelerate new product launches, increasing its level of strategic partnerships and reducing capital expenditures.  Management will also continue its emphasis on accelerating ANDA filings.  However, the impact that these actions will have cannot be assured and they may not be sufficient to offset the impact, in whole or in part, of the loss of net sales, earnings or cash flows resulting from the nonrenewal of the JSP Distribution Agreement.

Our substantial indebtedness may adversely affect our financial health.

We currently have substantial indebtedness.  As of June 30, 2019, we had total outstanding debt of $768.4 million, which consists of an amended term loan facility (the “Amended Term Loan Facility”).  We also have an undrawn $125.0 million revolving credit facility (the “Revolving Credit Facility”).  The Amended Term Loan Facility consists of an initial $910.0 million senior secured term loan facility (the “Senior Secured Term Loan Facility”), which was amended in June 2016 to include an additional $150.0 million incremental term loan (the “Incremental Term Loan”).  The Amended Term Loan Facility, together with the Revolving Credit Facility comprises the amended senior secured credit facility (the “Amended Senior Secured Credit Facility”).

Our substantial indebtedness may have important consequences for us. For example, it may:

•                  increase our vulnerability to general economic and industry conditions, including recessions and periods of significant inflation and financial market volatility;

•                  expose us to the risk of increased interest rates, because any borrowings we make under the Revolving Facility and other borrowings under the Term Loan Facility under certain circumstances, will bear interest at variable rates;

•                  require us to use a substantial portion of cash flow from operations to service our indebtedness, thereby reducing our ability to fund working capital, capital expenditures and other expenses;

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

Our Amended Senior Secured Credit Facility contains financial covenants and other restrictive covenants that may limit our flexibility. We may not be able to comply with these covenants, which could result in the amounts outstanding under our Amended Senior Secured Credit Facility becoming immediately due and payable.

Our Revolving Credit Facility requires us to comply with a first lien net leverage ratio not to exceed 3.75:1.00 when there are outstanding loans and letters of credit (other than (i) drawn letters of credit that have been cash collateralized and (ii) up to $5.0 million of undrawn letters of credit) thereunder that exceed 30% of the aggregate commitment amount under the Revolving Credit Facility of $125.0 million as of the last day of the applicable fiscal quarter (with a step-down, occurring as of December 31, 2019, to 3.25:1.00).

In addition, the Amended Senior Secured Credit Facility is subject to a financial performance covenant, which pursuant to the December 10, 2018 Amendment, provides that the Company shall not permit its secured net leverage ratio as of the last day of any four consecutive fiscal quarters to be greater than 3.75:1.00 (with a step-up, occurring as of December 31, 2019, to 4.25:1.00 and a step-down, occurring as of September 30, 2020, to 4.00:1.00).

Lastly, the Amended Senior Secured Credit Facility, as amended on December 10, 2018 is also subject to a minimum liquidity covenant, which provides that the Company shall not permit its liquidity as of the last day of any fiscal quarter to be less than $75.0 million.  For purposes of this covenant liquidity is defined as the sum of availability under the Revolving Credit Facility (calculated in the manner described in the following sentence) plus unrestricted cash.  For purposes of this covenant, availability under the Revolving Credit Facility is calculated as the amount available to be drawn other than any amount which if drawn would result in a breach of the Revolving Credit Facility financial covenant on a pro forma basis.

Accordingly, if our liquidity and performance significantly worsens, we could become non-compliant with such covenants.

As of June 30, 2019, the Company was in compliance with the financial and other covenants included in our debt agreements.  See Note. 10 “Long-Term Debt.” Based on our current projections, the Company expects to have sufficient liquidity and cash flows to be able to meet our debt service requirements through June 30, 2020 and expects to be in compliance with its financial covenants throughout Fiscal 2020.  If actual results for the year ending June 30, 2020 are less than the Company’s current projections and/or if management’s plans to offset the loss of the revenues and cash flows from the products distributed under the JSP Distribution Agreement are not successful, the Company could be in violation of its covenants, which may require significant accelerated payments of debt.

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

Borrowings under the Amended Senior Secured Credit Facility are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on our variable rate indebtedness will increase even though the amount borrowed remained the same and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease.  Based on total outstanding debt as of June 30, 2019 and the assumption that interest rates are above the interest rate floor set forth in the Amended Senior Secured Credit Facility, each 1/8th percentage point change in interest rates would result in a $1.0 million change in annual interest expense on our outstanding debt under the Amended Senior Secured Credit Facility.

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

•                  the condition of the financial markets and the industry in which we operate; and

•                  our debt credit ratings

As a result, we may not be able to refinance any of our indebtedness on commercially reasonable terms or at all.  In such a case, we could be forced to sell assets, reduce or delay capital expenditures or issue equity securities to make up for any shortfall in our payment obligations under unfavorable circumstances.  The terms of the Amended Senior Secured Credit Facility limit our ability to sell assets. In addition, we may not be able to sell assets quickly enough or for sufficient amounts to enable us to meet our obligations. Any failure to make scheduled payments of interest and principal on our outstanding indebtedness when due would permit the holders of such indebtedness to declare an event of default and accelerate the indebtedness.  This could result in the lenders under the Amended Senior Secured Credit Facility terminating their commitments to lend us money and foreclosing against the assets securing the borrowings and we could be forced into bankruptcy or other insolvency proceedings.  In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on acceptable terms.  In August 2018, both Moody’s and S&P reduced the Company’s debt credit rating to “B3” and “B-”, respectively.  See Note 22. “Subsequent Events” for more information related to the JSP Distribution Agreement, which expired and was not renewed.

If our intangible assets become impaired, we may be required to record a significant charge to earnings.

Under accounting principles generally accepted in the U.S. (“U.S. GAAP”), we review our indefinite-lived intangible assets for impairment at least annually and when there are changes in circumstances.  We may be required to record additional significant charges to earnings in our financial statements during the period in which any impairment of our indefinite-lived intangible assets is determined, resulting in a negative effect on our results of operations.  Changes in market conditions or other changes in the future outlook of value may lead to further impairments in the future.  In addition, we continue to review the potential divestment of certain assets as part of our future plans, which may lead to additional impairments.  Future events or decisions may lead to asset impairments and/or related charges.  For assets that are not impaired, we may adjust the remaining useful lives.  Certain non-cash impairments may result from a change in our strategic goals, business direction or other factors relating to the overall business environment.  Any significant impairment could have a material adverse effect on our results of operations.

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

•                  developing and commercializing a new product is time consuming, costly and subject to numerous factors that may delay or prevent the successful commercialization of new products; and

•                  commercializing generic products may be substantially delayed by unexpired patents covering the brand drug.

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

Additionally, certain products marketed prior to the enactment of the 1962 amendments to the FDCA may be considered “generally recognized as safe and effective based on published scientific literature” or “GRASE.”  GRASE products are those “old drugs that do not require prior approval from the FDA in order to be marketed.”  Similarly, pursuant to 21 U.S.C. § 321(p)(1), also known as the “grandfather clause”, a product is exempted from the “effectiveness requirements [of the act] if its composition and labeling have not changed since 1962 and if, on the day before the 1962 amendments became effective, it was (1) used or sold commercially in the United States, (2) not a new drug as defined by the act at that time and (3) not covered by an effective application.”  Recently, the FDA has increased its efforts to force companies to file and seek FDA approval for Grandfathered products.  Efforts have included issuing notices to companies currently producing these products to cease its distribution of said products.  Lannett currently manufactures and markets the unapproved product hyosyne solution/elixir.

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

Our manufacturing operations as well as our suppliers’ manufacturing operations are subject to establishment registration by the FDA and periodic inspections by the FDA to assure compliance regarding the manufacturing of our products.  If we or our suppliers do not maintain the current registrations or if we or our partners receive notices of manufacturing and quality-related observations following inspections by the FDA, our operating results would be materially negatively impacted.

All of our facilities as well as applicable contract/supplier facilities, rely on maintaining current FDA registration and other licenses to produce and develop generic drugs.  If the Company does not successfully renew its FDA registrations, the financial results of Lannett would be negatively impacted.  We and our third-party manufacturers are subject to periodic inspection by the FDA to assure regulatory compliance regarding the manufacturing, distribution, and promotion of pharmaceutical products. The FDA imposes stringent mandatory requirements on the manufacture and distribution of pharmaceutical products to ensure their safety and efficacy.  If we or our partners receive similar notices of manufacturing and quality-related observations and correspondence in the future, and if we are unable to resolve these observations and address the FDA’s concerns in a timely fashion, our business, financial results and/or stock  price could be materially affected.

We have and will continue to enter into strategic alliances and collaborations with third parties for the commercialization of some of our drug candidates.  If those collaborations are not successful, we may not be able to capitalize on the market potential of these drug candidates.

We previously have and will continue in the future to seek third-party collaborators for the commercialization of some of our drug candidates on a selected basis, which adds a level of complexity to our supply network.  If we do enter into any such arrangements with any third parties, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development of our drug candidates.  Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements.  Many risks associated with relying on third-party collaborators for developing new products are beyond our control.  For example, some of our collaboration partners may decide to make substantial changes to a product’s formulation or design, may experience supply interruptions or financial difficulties or may have limited financial resources.  Any of the foregoing may delay the development of new products or interrupt their market supply.  In addition, if a third-party collaborator on a new product terminates our collaboration agreement or does not perform under the agreement, we may experience delays and additional costs in developing or replacing that product.

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

•                  engaging in state-by-state initiatives to enact legislation that restricts the substitution of some generic drugs, which could have an impact on products that we are developing

•                  persuading regulatory bodies to withdraw the approval of brand-name drugs for which the patents are about to expire and converting the market to another product of the brand company on which longer patent protection exists;

•                  entering into agreements whereby other generic companies will begin to market an AG, a generic equivalent of a branded product, at the same time or after generic competition initially enters the market;

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

One such governmental program, known as the 340B Program, requires pharmaceutical manufacturers to enter into an agreement, called a pharmaceutical pricing agreement (PPA), with the Secretary of Health and Human Services.  Under the PPA, the manufacturer agrees to provide front-end discounts on covered outpatient drugs purchased by specified providers, called “covered entities,” that serve the nation’s most vulnerable patient populations.  Outpatient prescription drugs, over the counter drugs (accompanied by a prescription), and clinic-administered drugs within eligible facilities are covered.

In addition, legislative and regulatory proposals and enactments to reform health care and government insurance programs could significantly influence the manner in which pharmaceutical products and medical devices are prescribed and purchased.  We expect there will continue to be federal and state laws and/or regulations, proposed and implemented, that could limit the amounts that federal and state governments will pay for health care products and services.  The extent to which future legislation or regulations, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted or what effect such legislation or regulation would have on our business remains uncertain.  For example, H.R.987,  the “Strengthening Health Care and Lowering Prescription Drug Costs Act,” which incorporated a bipartisan effort to address prescription drug pricing combined with broader provisions protecting the Affordable Care Act, was passed by the House of Representatives on May 16, 2019, but it is not expected to pass in the Senate.  The bill does represent bipartisan consensus on the need to reform the drug pricing system.   Such measures or other health care system reforms that are adopted could have a material adverse effect on our industry generally and our ability to successfully commercialize our products or could limit or eliminate our spending on development projects and affect our ultimate profitability.

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

If our operations are found to be in violation of the federal Anti-Kickback Statute we may be subject to civil and criminal penalties including fines of up to $25 thousand per violation, civil monetary penalties of up to $50 thousand per violation, assessments of up to three times the amount of the prohibited remuneration, imprisonment and exclusion from participating in the federal health care programs.  Violations of the Anti-Kickback Statute also may result in a finding of civil liability under the FFCA (as further discussed below) and the potential imposition of additional civil fines and monetary penalties that could be substantial.  Falsely certifying compliance with the Anti-Kickback Statute in connection with a claim submitted to a federally funded insurance program is actionable under the FFCA.  In addition, HIPAA and its implementing regulations created two new federal crimes: health care fraud and false statements relating to health care matters.  The HIPAA health care fraud statute prohibits, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any health care benefit program, including private payors.  A violation of this statue is a felony and may result in fines, imprisonment and/or exclusion from government-sponsored programs.  The HIPAA false statements statute prohibits, among other things, knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation in connection with the delivery of or payment for health care benefits, items, or services.

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

Certain federal and state governmental agencies, including the U.S. Department of Justice and the U.S. Department of Health and Human Services, have been investigating issues surrounding pricing information reported by drug manufacturers and used in the calculation of reimbursements as well as sales and marketing practices.  For example, many government and third-party payors, historically including Medicare and Medicaid, reimburse doctors and others for the purchase of certain pharmaceutical products based on the product’s average wholesale price (“AWP”) reported by pharmaceutical companies, although the Company has not used the term AWP since 2000.  Medicare currently uses average sales price (“ASP”) and wholesale acquisition cost (“WAC”) when ASP data is unavailable.  The federal government, certain state agencies and private payors are investigating and have begun to file court actions related to pharmaceutical companies’ reporting practices with respect to AWP, alleging that the practice of reporting prices for pharmaceutical products has resulted in a false and overstated AWP, which in turn is alleged to have improperly inflated the reimbursement paid by Medicare beneficiaries, insurers, state Medicaid programs, medical plans and others to health care providers who prescribed and administered those products. In addition, some of these same payors are also alleging that companies are not reporting their “best price” to the states under the Medicaid program.

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

We are subject to state and federal laws that govern the submission of claims for reimbursement.  The FFCA imposes civil liability on individuals or entities that knowingly submit, or cause to be submitted, false or fraudulent claims for payment to the government.  Violations of the FFCA and other similar laws may result in criminal fines, imprisonment and substantial civil penalties for each false claim submitted (including civil penalties presently in excess of $22 thousand per claim, plus treble damages, plus liability for attorney’s fees) and exclusion from federally funded health care programs, including Medicare and Medicaid.  The FFCA also allows private individuals to bring a suit on behalf of the government against an individual or entity for violations of the FFCA.  These suits, also known as Qui Tam or whistleblower actions, may be brought by, with only a few exceptions, any private citizen who has material information of a false claim that has not yet been previously disclosed.  These suits have increased significantly in recent years because the FFCA allows an individual to share in the amounts paid to the federal government in fines or settlement as a result of a successful Qui Tam action, in addition to the recovery of legal fees in bringing such an action.  If our past or present operations are found to be in violation of any of such laws or any other governmental regulations that may apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from federal health care programs and/or the curtailment or restructuring of our operations.  Any penalties, damages, fines, curtailment, or restructuring of our operations could adversely affect our ability to operate our business and our financial results.  Action against us for violation of these laws, even if we successfully defend against them, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

Recently, the Department of Justice has begun to use the 1961 federal Travel Act as a tool to pursue criminal charges in the case of health care kickback and commercial bribery allegations.  This law was enacted as part of the Kennedy administration’s war on organized crime.  It formed the basis for a federal enforcement action against a Texas physician-owned specialty hospital and a number of surgeons and administrators, who were convicted of conspiring to pay or receive bribes in exchange for referrals of patients in violation of a state commercial bribery law.  Importantly, this case was not limited to claims covered under federal programs, and the failure of the state to bring charges under its own statute did not prevent the federal case from proceeding.  The Travel Act may be used by the Justice Department as a way to expand its reach to penalize kickbacks and similar arrangements even when the Anti-Kickback Statute and FFCA would not apply.   These efforts could increase our vulnerability to litigation and penalties if our past or present operations are found to be in violation of applicable law.

Sales of our products may continue to be adversely affected by the continuing consolidation of our distribution network and the concentration of our customer base.

Our principal customers are wholesale drug distributors, major retail drug store chains and mail order pharmacies.  These customers comprise a significant part of the distribution network for pharmaceutical products in the U.S.  This distribution network has undergone significant consolidation marked by mergers and acquisitions among wholesale distributors and the growth of large retail drug store chains.  As a result, a small number of large wholesale distributors control a significant share of the market and the number of independent drug stores and small drug store chains has decreased.  We expect that consolidation of drug wholesalers and retailers will increase pricing and other competitive pressures on drug manufacturers, including Lannett.

Our net sales may also be affected by fluctuations in the buying patterns of retail chains, mail order distributors, wholesalers and other trade buyers, whether resulting from pricing, wholesaler buying decisions or other factors.

Our three largest customers accounted for 21%, 18% and 12%, respectively, of our total net sales for Fiscal 2019 and 29%, 17% and 6%, respectively, of our total net sales for Fiscal 2018.  The loss of any of these customers, any financial difficulties experienced by any of these customers or any delay in receiving payments from such customers could materially adversely affect our business, results of operations and financial condition and our cash flows.  In addition, the Company generally does not enter into long-term supply agreements with its customers that would require them to purchase our products.

A relatively small group of products may represent a significant portion of our revenues, gross profit, or net earnings from time to time.

Sales of a limited number of our products from time to time represent a significant portion of our revenues, gross profit and net earnings.  For Fiscal 2019, 2018 and 2017, our top five products in terms of sales, in the aggregate, represented approximately 52%, 58% and 53%, respectively, of our total net sales.  If the volume or pricing of our largest selling products decline in the future, our business, financial condition, results of operations, cash flows and/or share price could be materially adversely affected.  See Item 1. Description of Business for more information on our top products.

We are increasingly dependent on information technology and our systems and infrastructure face certain risks, including cybersecurity and data leakage risks.

Significant disruptions to our information technology systems or breaches of information security could adversely affect our business. We are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of business, we collect, store and transmit large amounts of confidential information (including trade secrets or other intellectual property, proprietary business information and personal information) and it is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We could be susceptible to third-party attacks on our information technology systems, which attacks are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives and expertise, including state and quasi-state actors, criminal groups, “hackers” and others. Maintaining the security, confidentiality and integrity of this confidential information (including trade secrets or other intellectual property, proprietary, business information and personal information) is important to our competitive business position. There can be no assurance that we can prevent service interruptions or security breaches in our systems or the unauthorized or inadvertent wrongful use or disclosure of confidential information that could adversely affect our business operations or result in the loss, misappropriation and/or unauthorized access, use or disclosure of, or the prevention of access to, confidential information. A breach of our security measures or the accidental loss, inadvertent disclosure, unapproved dissemination, misappropriation or misuse of trade secrets, proprietary information, or other confidential information, whether as a result of theft, hacking, fraud, trickery or other forms of deception, or for any other cause, could enable others to produce competing products, use our proprietary technology or information and/or adversely affect our business position. Further, any such interruption, security breach, or loss, misappropriation and/or unauthorized access, use or disclosure of confidential information could result in financial, legal, business and reputational harm to us and could have a material adverse effect on our business, financial condition and results of operations.

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

Many government and third-party payers, including Medicare, Medicaid, Health Maintenance Organization and Managed Care Organization, have historically reimbursed doctors, pharmacies and others for the purchase of certain prescription drugs based on a drug’s AWP or WAC.  In the past several years, state and federal government agencies have conducted ongoing investigations of manufacturers’ reporting practices with respect to AWP and WAC, in which they have suggested that reporting of inflated AWP’s or WAC’s has led to excessive payments for prescription drugs.  For a description of current and federal and state investigations and claims by private parties, see Note 11 “Legal, Regulatory Matters and Contingencies.”  Additional actions are possible.  These actions, if successful, could adversely affect us and may have a material adverse effect on our business, results of operations, financial condition and cash flows.

The market price of our common stock has been volatile and may continue to be volatile in the future, and the value of any investment in our common stock could decline significantly.

The market price for our shares of common stock listed on the NYSE has fluctuated significantly from time to time, for example, varying between an intra-day high of $14.55 to an intra-day low of $3.33 during Fiscal 2019.  Material amounts of short-selling of our common stock over the past few years has also increased the volatility of the market price for our common stock.  The market price of our common stock is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market, industry and other factors, including the risks described in this section.  Further, the stock market for pharmaceutical companies has recently experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies.  In particular, recent negative publicity regarding pricing and price increases by pharmaceutical companies has negatively impacted, and may continue to negatively impact, the market for pharmaceutical companies.  These broad market and industry factors have negatively impacted, and in the future may seriously negatively impact, the market price of our common stock, regardless of our operating performance.  Our stock market price may also be dependent upon the valuations and recommendations of the analysts who cover our business.  If our results do not meet these analysts’ forecasts, the expectations of our investors or the financial guidance we provide to investors in any period, the market price of our common stock could decline.  In the past, following periods of volatility in the market or significant price decline, securities class-action litigation has often been instituted against companies and we have been subject to one such suit, as further described in Note 11 “Legal, Regulatory Matters and Contingencies.”  Such suits could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, results of operations and financial condition.

The recent enactment of State laws affecting the pricing of our products could have the effect of reducing our profitability.

Since 2016, several state legislatures have enacted laws regulating the pricing of various types of pharmaceutical products, including generic pharmaceutical products.  These laws vary in applicability and scope, and generally require manufacturers to notify various state agencies of price increases over a given threshold for a given period of time and to include a justification for any price increases.  At least one state law (subsequently struck by the court) authorized the state attorney general to seek civil penalties and disgorgement in the event a price increase is deemed unconscionable.  To the extent these laws apply to our products, they could limit the prices which the company may charge for its products and reduce the company’s profitability and could have a material adverse effect on our financial condition, results of operations and growth prospects.

Other manufacturers and distributors of pain management products have had complaints filed against and investigations commenced on them, and if similar actions are taken against us, it could reduce our revenue and future profitability.

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

The phase out of the London Interbank Offered Rate (LIBOR), or the replacement of LIBOR with a different reference rate, may adversely affect interest rates.

On July 27, 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced that it would phase out LIBOR by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021, or if alternative rates or benchmarks will be adopted. Changes in the method of calculating LIBOR, or the replacement of LIBOR with an alternative rate or benchmark, may adversely affect interest rates and result in higher borrowing costs. This could materially and adversely affect the Company’s results of operations, cash flows and liquidity. We cannot predict the effect of the potential changes to LIBOR or the establishment and use of alternative rates or benchmarks.

ITEM 2.                DESCRIPTION OF PROPERTY

Lannett owns several facilities in Philadelphia, Pennsylvania.  Certain administrative functions, manufacturing and research and development facilities are located in a 31,000 square foot facility at 9000 State Road, Philadelphia, PA.  In the second quarter of Fiscal 2019, the Company ceased manufacturing functions at its 9000 State Road facility.  A second, 63,000 square foot facility is located within one mile of the State Road facility at 9001 Torresdale Avenue, Philadelphia, PA and contains our analytical research and development and quality control laboratories.  The facility has capacity for additional manufacturing, packaging or laboratory space, if needed.  We also own a building at 13200 Townsend Road in Philadelphia, PA consisting of 66,000 square feet on 7.3 acres of land, which is currently under contract and expected to be sold in the first quarter of Fiscal 2020.

The manufacturing facility of our wholly-owned subsidiary, Cody Labs, consists of a 73,000 square foot structure located on approximately 15.0 acres in Cody, Wyoming.  In June 2019, the Company decided to cease operations at Cody Labs and sell the facility along with other equipment as part of the Cody API Restructuring Plan as more fully described in Note 3. “Restructuring Charges.”

The Company has a 110,000 square foot manufacturing facility located in Carmel, New York, which sits on 25.8 acres of land.  The facility specializes in liquid products and currently houses manufacturing, packaging, quality and research and development and has capacity for additional manufacturing space, if needed.

The Company’s 432,000 square foot Seymour, Indiana facility contains approximately 107,000 square feet of manufacturing space as well as a leased 116,000 square foot temperature/humidity-controlled storage warehouse.  The Seymour facility has had satisfactory inspections conducted by the FDA and EMA and similar regulatory authorities of Japan, Taiwan, Brazil, China, Korea and Turkey.  As of June 30, 2019, the facility has a production capacity of approximately 4.0 billion doses.

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

ITEM 4.                MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.                                                MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company’s common stock trades on the NYSE.  The following table sets forth certain information with respect to the intraday high and intraday low sales prices per share of the Company’s common stock during Fiscal 2019 and 2018, as quoted by the NYSE.

Fiscal Year Ended June 30, 2019

	High	Low

First quarter	$14.55	$4.60

Second quarter	$6.48	$3.33

Third quarter	$10.45	$4.80

Fourth quarter	$9.39	$5.16

Fiscal Year Ended June 30, 2018

	High	Low

First quarter	$23.75	$14.90

Second quarter	$30.35	$18.40

Third quarter	$25.40	$14.40

Fourth quarter	$17.58	$12.70

Holders

As of June 30, 2019, there were 1,176 holders of record of the Company’s common stock.

Dividends

The Company did not pay cash dividends in Fiscal 2019, Fiscal 2018 or Fiscal 2017.  The Company intends to use available funds for working capital, to pay down outstanding debt, plant and equipment additions, various product extension ventures and merger and acquisition or other growth opportunities.  In addition, the Company is subject to certain restrictions on dividends under its Amended Senior Secured Credit Facility.  The Company does not expect to pay, nor should stockholders expect to receive, cash dividends in the foreseeable future.

The following table sets forth certain information with respect to the Company’s share repurchase activity.

ISSUER PURCHASES OF EQUITY SECURITIES

Period (In thousands)	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

April 1 to April 30, 2019	2,174	$7.75	—	$—
May 1 to May 31, 2019	3,299	7.60	—	—
June 1 to June 30, 2019	3,248	5.77	—	—
Total	8,721	6.96	—	—

*Shares were repurchased to settle employee tax withholding obligations pursuant to equity award programs.

Stock Performance Chart

The following graph presents a comparison of the cumulative total stockholder return on the Company’s stock with the cumulative total return of various indexes for the period of five fiscal years commencing July 1, 2014 and ending June 30, 2019.  The graph assumes that $100 was invested on July 1, 2014 in each of the various indexes.

ITEM 6.                                                SELECTED FINANCIAL DATA

The following financial information as of and for the five years ended June 30, 2019, has been derived from our consolidated financial statements.  This information should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere herein.

Lannett Company, Inc. and Subsidiaries

Financial Highlights

(In thousands, except per share data) As of and for the Fiscal Year Ended June 30,	2019	2018	2017	2016	2015
Operating Highlights

Net sales	$655,407	$684,563	$637,341	$566,091	$406,837
Settlement agreement	$—	$—	$(4,000)	$(23,598)	$—
Total net sales	$655,407	$684,563	$633,341	$542,493	$406,837
Gross profit	$243,610	$288,706	$301,213	$286,493	$306,356
Operating income (loss)	$(262,321)	$129,696	$86,446	$130,758	$226,487
Net income (loss) attributable to Lannett Company, Inc.	$(272,107)	$28,690	$(581)	$44,782	$149,919
Basic earnings (loss) per common share attributable to Lannett Company, Inc.	$(7.20)	$0.77	$(0.02)	$1.23	$4.18
Diluted earnings (loss) per common share attributable to Lannett Company, Inc.	$(7.20)	$0.75	$(0.02)	$1.20	$4.04

Balance Sheet Highlights

Total Assets	$1,187,413	$1,575,304	$1,603,312	$1,764,018	$508,766
Total Debt, net	$729,048	$839,270	$903,647	$1,061,848	$1,009
Long-Term Debt, net	$662,203	$772,425	$843,530	$883,612	$874
Total Stockholders’ Equity	$334,041	$598,915	$561,122	$554,457	$463,766

On November 25, 2015, the Company completed the acquisition of KUPI.  The Company’s Consolidated Statements of Operations for Fiscal 2016 and thereafter includes the impact of KUPI from that date.

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

We report financial information on a quarterly and fiscal year basis with the most recent being the fiscal year ended June 30, 2019.  All references herein to a “fiscal year” or “Fiscal” refer to the applicable fiscal year ended June 30.

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

The Company operates pharmaceutical manufacturing plants in Philadelphia, Pennsylvania; Carmel, New York and Seymour, Indiana.  The Company’s customers include generic pharmaceutical distributors, drug wholesalers, chain drug stores, private label distributors, mail-order pharmacies, other pharmaceutical manufacturers, managed care organizations, hospital buying groups, governmental entities and health maintenance organizations.

JSP Distribution Agreement

On March 23, 2004, the Company entered into an agreement with JSP (the “JSP Distribution Agreement”) for the exclusive distribution rights in the United States to four different JSP products. On August 19, 2013, the Company entered into an agreement with JSP to extend the JSP Distribution Agreement to continue as the exclusive distributor in the United States of three JSP products: Butalbital, Aspirin, Caffeine with Codeine Phosphate Capsules USP; Digoxin Tablets USP; and Levothyroxine Sodium Tablets USP.  The amendment to the JSP Distribution Agreement extended the term of the initial contract, which was due to expire on March 22, 2014, for five years through March 23, 2019.

Net sales of JSP products totaled $202.5 million in Fiscal 2019, $253.1 million in Fiscal 2018 and $187.0 million in Fiscal 2017.  Of that amount, Levothyroxine Sodium Tablets USP net sales totaled $197.5 million, $245.9 million and $174.0 million, with gross margins of approximately 60%, in Fiscal 2019 and 2018, and 65% in Fiscal 2017.

In August 2018, JSP notified the Company that it would not extend or renew the JSP Distribution Agreement. The Company determined that JSP’s decision represented a triggering event under U.S. GAAP to perform an analysis to determine the potential for impairment of goodwill.  In October 2018, the Company completed the analysis based on market data and concluded that it would record a full impairment of goodwill totaling $339.6 million in Fiscal 2019.  On March 23, 2019, the JSP Distribution Agreement expired and was not renewed or extended.

Because products covered by the JSP Distribution Agreement generated a significant portion of our revenues and gross profits, JSP’s decision not to renew or extend its distribution agreement with us have and will materially adversely affect our future operating results and cash flows.  When announced on August 20, 2018, this resulted in a significant decline in the Company’s market capitalization.

As noted above, JSP’s decision not to renew or extend its distribution agreement with us will materially adversely affect our future operating results, liquidity and cash flows, which could impact our ability to comply with the financial and other covenants in our Amended Senior Secured Credit Facility.  On December 10, 2018, the Company entered into an amendment to the Senior Secured Credit Facility and the Credit and Guaranty Agreement.  Pursuant to the amendment, the Secured Net Leverage Ratio applicable to the financial leverage ratio covenant was increased from 3.25:1.00 to 4.25:1.00 as of December 31, 2019 and prior to September 30, 2020, and then to 4.00:1:00 as of September 30, 2020.  The Amended Senior Secured Credit Facility is also subject to a minimum liquidity covenant, which provides that the Company shall not permit its liquidity as of the last day of any fiscal quarter to be less than $75.0 million.  As of June 30, 2019, the Company was in compliance with its financial covenants.  As of June 30, 2019, cash and cash equivalents totaled $140.2 million in addition to availability under our undrawn Revolver totaling $125.0 million.

Based on its projections for the next 12 months, the Company expects to have sufficient liquidity and cashflows to meet its operating and debt service requirements for at least the next 12 months from the issuance of the June 30, 2019 consolidated financial statements.  The Company also expects to be in compliance with its financial covenants during the same period.

Although management cannot predict with certainty the precise impact its plans will have on offsetting the loss of the JSP Distribution Agreement, management is continuing to execute on plans to offset the impact of the loss on a short- and long-term basis.  These plans currently include, among other things, an emphasis on reducing cost of sales, R&D and SG&A expenses; continuing to accelerate new product launches; increasing the level of strategic partnerships; and reducing capital expenditures. To that end, the Company has already launched 25 new products since January 2018, which are expected to generate annualized net sales of approximately $100 million, and plans to maintain this pace going forward.  The Company has also signed several distribution and in-licensing agreements during this fiscal year that will provide immediate contribution margins in the near future.  Additionally, the Company continues to supplement existing in-process cost reduction plans with additional cost savings initiatives, which are expected to generate annualized cost savings of approximately $66.0 million by the end of Fiscal 2020 when compared to the Fiscal 2018 expenses, of which approximately half will be reinvested into other business growth opportunities. Management will also continue its emphasis on accelerating ANDA filings, as evidenced by the nine ANDAs filed with the FDA in Fiscal 2019.  Management also plans to attempt, at the appropriate time, to refinance a significant portion of its outstanding long-term debt to reduce principal repayment requirements and establish more flexibility around financial covenants.  These actions may increase related interest expense, but will positively impact short-term cash flows.

Cody Restructuring Plan

On June 29, 2018, the Company announced a restructuring plan related to the future of its wholly-owned subsidiary Cody Laboratories, Inc.  (“Cody Labs”) and the Company’s operations (the “Cody Restructuring Plan”).  The plan focuses on a more select set of opportunities which will result in streamlined operations, improved efficiencies and a reduced cost structure.  The Company incurred approximately $2.5 million of severance and employee-related costs under this plan.

Cody API Restructuring Plan

On June 11, 2019, the Company approved an additional restructuring plan (the “Cody API Restructuring Plan”) with respect to Cody Labs.  In September 2018, the Company approved a plan to sell the active pharmaceutical ingredient manufacturing distribution business of Cody Labs (the “Cody API business”).  The Company was unable to sell the Cody API business as an ongoing operation.  The Company intends to sell the real estate utilized by the Cody API business upon receiving approval of the Company’s cocaine hydrochloride solution Section 505(b)(2) NDA application and to have Cody Labs cease all operations.  In connection with the Cody API Restructuring Plan, there has been a reduction of almost 70 positions at Cody Labs.  The Company expects that the actions contemplated under the Cody API Restructuring Plan will be substantially completed by September 30, 2019.  In July 2019, the Company completed the sale of the equipment associated with the Cody API business for approximately $3.0 million.

The Company currently estimates that it will incur approximately $6.0 million of total costs to implement the Cody API Restructuring Plan, including approximately $3.5 million of severance and employee-related costs and approximately $2.0 million of contract termination costs, as well as approximately $0.5 million of costs to be incurred in connection with moving equipment and other property to other Company-owned facilities that were originally anticipated to be incurred in connection with the Cody Restructuring Plan announced in June 2018, but that have not yet been incurred thereunder.

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

In the second quarter of Fiscal 2019, the Company ceased manufacturing functions at its State Road facility in Philadelphia, Pennsylvania.  The Company discontinued distribution from its Townsend Road facility in Philadelphia, Pennsylvania as of January 31, 2019.  The Company has entered into an agreement to sell its Townsend Road facility and expects to finalize the sale in the first quarter of Fiscal 2020.

Financial Summary

For Fiscal 2019, net sales decreased to $655.4 million compared to $684.6 million in the same prior-year period. Gross profit decreased $45.1 million to $243.6 million compared to the prior-year period and gross profit percentage decreased to 37% compared to 42% in Fiscal 2018.  R&D expenses increased 33% to $38.8 million compared to the prior-year period while SG&A expenses increased 7% to $87.6 million. Restructuring expenses decreased 42% to $4.1 million compared to the prior-year period. Operating loss for Fiscal 2019, which included a $375.4 million assets impairment charge, was $262.3 million compared to operating income of $129.7 million in the prior-year period, which included a $15.5 million loss on sale of an intangible asset and a $25.0 million assets impairment charge.  Net loss for Fiscal 2019 was $272.1 million, or $7.20 per diluted share.  Comparatively, net income in the prior-year period was $28.7 million, or $0.75 per diluted share.

A more detailed discussion of the Company’s financial results can be found below.

Results of Operations — Fiscal 2019 compared to Fiscal 2018

Net sales decreased 4% to $655.4 million for the fiscal year ended June 30, 2019.  The following table identifies the Company’s net product sales by medical indication for the fiscal years ended June 30, 2019 and 2018:

(In thousands)	Fiscal Year Ended June 30,
Medical Indication	2019	2018
Antibiotic	$15,391	$14,509
Anti-Psychosis	73,453	59,557
Cardiovascular	101,467	64,011
Central Nervous System	34,170	31,789
Gallstone	9,604	20,280
Gastrointestinal	48,566	60,294
Glaucoma	3,021	6,540
Migraine	41,592	54,015
Muscle Relaxant	12,344	13,496
Pain Management	28,210	23,036
Respiratory	3,418	7,891
Thyroid Deficiency	197,522	245,929
Urinary	6,783	8,661
Other	56,507	54,720
Contract manufacturing revenue	23,359	19,835
Net sales	$655,407	$684,563

The decrease in net sales was driven by decreased average selling price of products of $80.2 million, partially offset by increased volumes of $51.0 million.  Average selling prices were negatively impacted by product mix, changes within distribution channels and competitive pricing pressures. Volumes were favorably impacted due to product launches during Fiscal 2019 and increased market share in several key products, partially offset by lower volumes of Levothyroxine due to the expiration of the JSP Distribution Agreement in March 2019.

In January 2017, a provision in the Bipartisan Budget Act of 2015 required drug manufacturers to pay additional rebates to state Medicaid programs if the prices of their generic drugs rise at a rate faster than inflation.  The provision negatively impacted the Company’s net sales by $30.8 million and $31.0 million in Fiscal 2019 and Fiscal 2018, respectively, which contributed to the overall decreased average selling price.

The following chart details price and volume changes by medical indication between Fiscal 2019 and Fiscal 2018:

Medical indication	Sales volume change %	Sales price change %
Antibiotic	8%	(2)%
Anti-Psychosis	48%	(25)%
Cardiovascular	50%	9%
Central Nervous System	5%	2%
Gallstone	2%	(55)%
Gastrointestinal	(13)%	(6)%
Glaucoma	(43)%	(11)%
Migraine	(13)%	(10)%
Muscle Relaxant	4%	(13)%
Pain Management	52%	(30)%
Respiratory	(55)%	(2)%
Thyroid Deficiency	(10)%	(10)%
Urinary	(30)%	8%

The Company sells its products to customers through various distribution channels.  The table below presents the Company’s net sales to each distribution channel for the fiscal year ended June 30:

(In thousands) Customer Distribution Channel	June 30, 2019	June 30, 2018
Wholesaler/Distributor	$529,717	$504,030
Retail Chain	80,944	117,331
Mail-Order Pharmacy	21,387	43,367
Contract manufacturing revenue	23,359	19,835
Total net sales	$655,407	$684,563

Net sales to wholesalers/distributors increased primarily due to the transition services agreement with Amneal, which shifted all sales of Levothyroxine in the third quarter of Fiscal 2019 from other distribution channels into a single distributor.  Net sales to retail chains decreased significantly as a result of additional sales in the year ended June 30, 2018 to a customer that was unable to obtain supply from a competitor due to a temporary disruption in the competitor’s supply chain.

Central Nervous System.  Methylphenidate Hydrochloride Extended Release Tablets (“Methylphenidate ER”)

The Company markets one form of the product which is designated “BX.” Per a teleconference in November 2014, the FDA informed KUPI that it was changing the therapeutic equivalence rating of its Methylphenidate ER product from “AB” (therapeutically equivalent) to “BX.”  A BX-rated drug is a product for which data is insufficient to determine therapeutic equivalence; it is still approved and can be prescribed, but the FDA does not recommend it as automatically substitutable for the brand-name drug at the pharmacy.

The Company has been working with the FDA to regain the “AB” rating, and in the meantime, maintain the drug on the U.S. market with a BX rating.  However, there can be no assurance as to when or if the Company will regain the “AB” rating or be permitted to remain on the market.  The Company agreed to potential acquisition-related contingent payments to UCB related to Methylphenidate ER if the FDA reinstates the AB-rating and certain sales thresholds are met.  Such potential contingent payments are set to expire after December 31, 2020.

In August 2018, the Company entered into an exclusive perpetual licensing agreement with Andor Pharmaceuticals, LLC (“Andor”) for Methylphenidate ER tablets USP (CII) in 18 mg, 27 mg, 36 mg and 54 mg strengths.  Andor’s ANDA of Methylphenidate included all bioequivalence metrics recommended by the FDA and is an AB-rated generic equivalent to the brand Concerta®.  In April 2019, Andor received approval from the FDA of its Methylphenidate ER tablets USP (CII) ANDA.  The Company commenced the launch of the product in 18mg, 27mg, 36mg and 54mg strengths in May 2019.

Under the licensing agreement with Andor, Lannett will primarily provide sales, marketing and distribution support of Andor’s Methylphenidate ER product, for which it will receive a percentage of the net profits.

Pain Management. Cocaine Hydrochloride Solution

In December 2017, a competitor received approval from the FDA to market and sell a cocaine hydrochloride solution product.  This approval affects the Company’s right to market and sell its unapproved cocaine hydrochloride solution product.  According to FDA guidance, the FDA allowed the Company to continue marketing its unapproved product for a period of time following approval of the competitor’s product.  Upon the recent request of the FDA to cease manufacturing and distributing our unapproved cocaine hydrochloride solution product as a result of an approved product on the market, the Company committed to not manufacture or distribute cocaine hydrochloride 10% solution, which has not been sold during Fiscal 2019, as of April 15, 2019.  The Company has also agreed to cease manufacturing its unapproved cocaine hydrochloride 4% solution on June 15, 2019 and cease distributing the product on August 15, 2019.  The Company does not believe the discontinuation will have a material impact on our future expected results of operations as we had anticipated the withdrawal of this product.  During the fiscal years ended June 30, 2019, 2018 and 2017, the Company’s net sales of the unapproved cocaine hydrochloride solution product were $13.6 million, $18.9 million and $21.5 million, respectively.

Meanwhile, the FDA continues to review the Company’s Section 505(b)(2) NDA application, and in July 2018 issued a Complete Response Letter (“CRL”) which required an additional study and other information.  In June 2019, the Company submitted a response to the Complete Response Letter and received a new Prescription Drug User Fee Act (“PDUFA”) date of December 21, 2019.  The Company cannot say for certain when or if the application will be approved.

The competitor filed a Citizen Petition with the FDA in February 2019, claiming that the grant of the NCE exclusivity blocks the approval of the Company’s application for five years and requesting that the FDA refuse to accept any further submissions in furtherance of the Company’s Section 505(b)(2) NDA application, treat as withdrawn any submissions made by the Company after December 2017 and withdraw the Company’s Section 505(b)(2) application.  On April 24, 2019, the Company filed an opposition to the Citizen Petition requesting that it be denied. On July 3, 2019, the FDA denied the competitor’s citizen petition.

Gastrointestinal. Polyethylene Glycol (PEG)3350 (“Glycolax”)

On April 2, 2018, the FDA issued a Federal Register notice (Docket No. FDA-2008-N-0549) indicating that it was affirming a preliminary summary judgment decision that the FDA issued in 2014, denying a hearing, and withdrawing all ANDAs for prescription PEG 3350 products, including the Company’s Glycolax product.  The FDA’s decision is based on the FDA finding that there are no meaningful differences between Rx PEG 3350 products and OTC PEG 3350 products and, therefore, that the Rx products are misbranded.  The FDA ordered the Company’s ANDA withdrawn effective May 2, 2018, after which the Company would no longer be permitted to market or sell its Glycolax product.  The Company disputes the FDA’s finding that there are no meaningful differences and disputes that summary judgment was appropriate in light of the factual issues raised by the ANDA holders.  On April 9, 2018, the Company, along with three other PEG 3350 ANDA holders, filed a request for a stay of the FDA order pending appeal of the decision to the District of Columbia Circuit Court of Appeals.  On April 16, 2018, the FDA granted a stay of its order withdrawing the Company’s ANDA through November 2, 2018, after which the Company will no longer be permitted to market or sell its Glycolax product.  The Company filed an appeal of the FDA withdrawal order to the United States Court of Appeals for the District of Columbia.  In July 2018, the Company filed a brief in support of the appeal.  All briefing was completed by September 15, 2018 and an argument hearing was held on October 12, 2018. In October 2018, the Appeals Court issued a ruling affirming the FDA’s withdrawal of the ANDA and on November 2, 2018, the ANDA was withdrawn and the Company ceased marketing the product.  The Company continues to market its OTC PEG 3350 products.  During the fiscal years ended June 30, 2019, 2018 and 2017, the Company’s net sales of Rx PEG 3350 were $7.1 million, $17.6 million and $17.7 million, respectively, although gross profit percentages for this product were in the single-digits in each of these periods.

Thalomid®

The Company filed with the FDA an ANDA No. 206601, along with a paragraph IV certification, alleging that the fifteen patents associated with the Thalomid drug product are invalid, unenforceable and/or not infringed.  On January 30, 2015, Celgene Corporation and Children’s Medical Center Corporation filed a patent infringement lawsuit in the United States District Court for the District of New Jersey, alleging that the Company’s filing of ANDA No. 206601 constitutes an act of patent infringement and seeking a declaration that the patents at issue are valid and infringed.  A settlement agreement was reached and the Court dismissed the lawsuit in October 2017.  Pursuant to the settlement agreement, the Company entered into a license agreement that permits Lannett to manufacture and market in the U.S. its generic thalidomide product as of August 1, 2019 or earlier under certain circumstances.  In the second quarter of Fiscal 2019, the Company received a Major CRL related to issues at its API supplier. The Company filed a response to the CRL.  The Company received a second Major CRL in the first quarter of Fiscal 2020 related to continued issues at the API supplier, as well as issues with the REMS program hosted by Celgene.  The Company is working on addressing the FDA comments and expects its product launch to be delayed until fiscal year 2021.

Cost of Sales, including amortization of intangibles.  Cost of sales, including amortization of intangibles, for Fiscal 2019 increased 4% to $411.8 million from $395.9 million in the same prior-year period.  The increase was primarily attributable to increased product royalties, and to a lesser extent, higher volumes of products sold, offset by manufacturing efficiencies as a result of cost reduction initiatives as well as product mix.  Product royalties expense included in cost of sales totaled $43.6 million for Fiscal 2019 and $29.7 million for Fiscal 2018.  Amortization expense included in cost of sales totaled $32.2 million for Fiscal 2019 and $32.1 million for Fiscal 2018.

Gross Profit.  Gross profit for Fiscal 2019 decreased 16% to $243.6 million or 37% of total net sales.  In comparison, gross profit for Fiscal 2018 was $288.7 million or 42% of total net sales.  The decrease in gross profit percentage was primarily a result of the expiration of the JSP Distribution Agreement as well as lower average selling prices of certain key products and increased product royalties related to distribution agreements.

Research and Development Expenses.  Research and development expenses increased 33% to $38.8 million in Fiscal 2019 from $29.2 million in Fiscal 2018.  The increase was primarily due to lower R&D expense in Fiscal 2018 related to a cancelled order for pre-launch inventory purchased in Fiscal 2017, and to a lesser extent, higher incentive-based compensation in Fiscal 2019.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased 7% to $87.6 million in Fiscal 2019 compared with $82.2 million in Fiscal 2018.  The increase was primarily due to higher incentive-based compensation, depreciation related to software integration costs, and increased legal and financial advisory costs, partially offset by a reduction of selling and marketing expenses related to headcount reductions in product salesforce.

The Company is focused on controlling operating expenses and has executed on its 2016 Restructuring Plan, Cody Restructuring Plan and Cody API Restructuring Plan as noted above; however, increases in personnel and other costs to facilitate enhancements in the Company’s infrastructure and expansion may impact operating expenses in future periods.

Restructuring Expenses.  Restructuring expenses decreased $3.0 million to $4.1 million for Fiscal 2019 compared with $7.1 million in Fiscal 2018 primarily due to lower facility closure costs associated with the completion of the 2016 Restructuring Program.  See Note 3 “Restructuring Charges” for more information.

Asset impairment charges.  In the first quarter of Fiscal 2019, the Company approved a plan to sell the Cody API business.  As such, all assets and liabilities associated with the Cody API business are recorded in the assets and liabilities held for sale captions in the Consolidated Balance Sheet as of June 30, 2019.  As part of the held for sale classification, the Company recorded the assets of the Cody API business at fair value less costs to sell.  The Company performed a fair value analysis which resulted in a $29.9 million impairment of the Cody long-lived assets in Fiscal 2019.  In the fourth quarter of Fiscal 2019, the Company recorded an additional $2.9 million impairment of the Cody API assets.  See Note 21 “Assets Held for Sale” for more information.

On August 17, 2018, JSP notified the Company that it would not extend or renew the JSP Distribution Agreement when the current term expires on March 23, 2019.  The Company determined that JSP’s decision represented a triggering event under U.S. GAAP to perform an analysis to determine the potential for impairment of goodwill. On October 4, 2018, the Company completed the analysis based on market data and concluded that it would record a full impairment of goodwill totaling $339.6 million during Fiscal 2019.  See Note 9 “Goodwill and Intangible Assets” for more information.

Other Income (Loss).  Interest expense for the period ended June 30, 2019 totaled $84.6 million compared to $85.6 million for the period ended June 30, 2018.  The weighted average interest rate for Fiscal 2019 and 2018 was 9.7% and 8.7%, respectively. Investment income totaled $3.2 million in Fiscal 2019 compared with $4.8 million in Fiscal 2018.

Income Tax.  The Company recorded income tax benefit in Fiscal 2019 of $74.1 million compared to income tax expense of $22.4 million in Fiscal 2018.  The effective tax rate for Fiscal 2019 was 21.4%, compared to 43.8% for Fiscal 2018.  The effective tax rate for the period ended June 30, 2019 was lower compared to the same prior-year period primarily due to the application of 2017 Tax Reform in Fiscal 2018, which resulted in a revaluation of the Company’s net long term deferred tax assets.  In addition, the federal statutory tax rate for the Fiscal 2019 was 21% compared to a blended federal statutory tax rate of 28% in the prior-year period.

Net Income (Loss).  For the period ended June 30, 2019, the Company reported net loss of $272.1 million, or $7.20 per diluted share.  Comparatively, net income in the corresponding prior-year period was $28.7 million, or $0.75 per diluted share.

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

Research and Development Expenses.  Research and development expenses decreased 31% to $29.2 million in Fiscal 2018 from $42.1 million in Fiscal 2017.  The decrease was primarily due to lower product development expenses as well as decreased spend related to the cocaine hydrochloride solution clinical trials.  Research and development expenses decreased due to a credit in Fiscal 2018 for a cancelled order of pre-launch inventory purchased in Fiscal 2017.

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

Net Income.  For the period ended June 30, 2018, the Company reported net income attributable to Lannett Company, Inc. of $28.7 million, or $0.75 per diluted share.  Comparatively, net loss attributable to Lannett Company, Inc. in the corresponding prior-year period was $0.6 million, or $0.02 per diluted share.

Liquidity and Capital Resources

Cash Flow

The Company had historically financed its operations with cash flow generated from operations supplemented with borrowings from various government agencies and financial institutions.  At June 30, 2019, working capital was $295.6 million as compared to $326.0 million at June 30, 2018, a decrease of $30.4 million.  Current product portfolio sales as well as sales related to future product approvals are anticipated to continue to generate positive cash flow from operations.

Net cash from operating activities of $176.3 million for the fiscal year ended June 30, 2019 reflected net loss of $272.1 million, adjustments for non-cash items of $375.0 million, as well as cash provided by changes in operating assets and liabilities of $73.4 million.  In comparison, net cash from operating activities of $118.5 million for the fiscal year ended June 30, 2018 reflected net income of $28.7 million, adjustments for non-cash items of $155.5 million, as well as cash used by changes in operating assets and liabilities of $65.7 million.

Significant changes in operating assets and liabilities from June 30, 2018 to June 30, 2019 are comprised of:

•                  A decrease in accounts receivable of $84.9 million primarily as a result of the collection of receivables related to Levothyroxine sales as well as of the timing of receipts.  The Company’s days sales outstanding (“DSO”) at June 30, 2019, based on gross sales for the fiscal year ended June 30, 2019 and gross accounts receivable at June 30, 2019 was 78 days.  The level of DSO at June 30, 2019 was comparable to the Company’s expectations that DSO will be in the 70 to 85-day range based on customer payment terms.

•                  A decrease in accounts payable totaling $43.3 million primarily due to a lower balance as of June 30, 2019 related to the expiration of the JSP Distribution Agreement.  The timing of payments also contributed to the decrease in accounts payable.

•                  An increase in royalties payable of $10.3 million primarily due to an increase in business development deals and product revenues royalties.

•                  A decrease in prepaid income taxes totaling $18.3 million primarily due to receipt of approximately $15.2 million in tax refunds from the Internal Revenue Service (“IRS”).

•                  An increase in accrued payroll and payroll-related costs of $12.1 million primarily due to higher accrued incentive compensation-related costs and, to a lesser extent, the timing of payroll payments.

Significant changes in operating assets and liabilities from June 30, 2017 to June 30, 2018 are comprised of:

•                  An increase in accounts receivable of $48.6 million mainly due to increased sales as well as the timing of collections during the quarter ended June 30, 2018 compared to the quarter ended June 30, 2017.  The Company’s days sales outstanding (“DSO”) at June 30, 2018, based on gross sales for the fiscal year ended June 30, 2018 and gross accounts receivable at June 30, 2018 was 83 days.  The level of DSO at June 30, 2018 was higher compared to the Company’s expectations that DSO will be in the 70 to 80-day range based on customer payment terms mainly due to the timing of customer orders in advance of a mid-week holiday as well as a related maintenance shutdown of the Company’s Seymour, Indiana manufacturing facility in the first week of July 2018.

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

Net cash used in investing activities of $7.3 million for the fiscal year ended June 30, 2019 was primarily due to the purchases of property, plant and equipment of $24.3 million and purchases of intangible assets of $3.0 million, partially offset by proceeds from the sale of property, plant and equipment of $14.4 million and proceeds from the sale of an outstanding variable interest entity (“VIE”) loan to a third party of $5.6 million.  Net cash used in investing activities of $51.2 million for the fiscal year ended June 30, 2018 was primarily due to purchases of investment securities of $63.6 million, purchases of property, plant and equipment of $52.3 million, loan advances to a VIE of $10.3 million and purchases of intangible assets of $19.0 million, partially offset by proceeds from the sale of investment securities of $94.0 million.

Net cash used in financing activities of $127.3 million for the fiscal year ended June 30, 2019 was primarily due to debt repayments of $126.7 million, of which $59.9 million were open market repurchases of debt, payments of debt issuance costs totaling $1.1 million and purchases of treasury stock totaling $0.6 million, partially offset by proceeds from issuance of stock pursuant to stock compensation plans of $1.1 million.  Net cash used in financing activities of $86.2 million for the fiscal year ended June 30, 2018 was primarily due to debt repayments of $85.7 million and purchases of treasury stock totaling $4.6 million, partially offset by proceeds from issuance of stock pursuant to stock compensation plans of $4.1 million.

Credit Facility and Other Indebtedness

The Company has previously entered into and may enter future agreements with various government agencies and financial institutions to provide additional cash to help finance the Company’s various capital investments and potential strategic opportunities.  These borrowing arrangements as of June 30, 2019 are as follows:

Amended Senior Secured Credit Facility

On November 25, 2015, in connection with its acquisition of KUPI, Lannett entered into a credit and guaranty agreement (the “Credit and Guaranty Agreement”) among certain of its wholly-owned domestic subsidiaries, as guarantors, Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent and other lenders providing for a senior secured credit facility (the “Senior Secured Credit Facility”).  The Senior Secured Credit Facility consisted of Term Loan A in an aggregate principal amount of $275.0 million, Term Loan B in an aggregate principal amount of $635.0 million and a revolving credit facility providing for revolving loans in an aggregate principal amount of up to $125.0 million.  As of June 30, 2019, there was no balance outstanding under the revolving credit facility.

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

The Term Loan A Facility will mature on November 25, 2020.  The Term Loan A Facility amortizes in quarterly installments from January 1, 2018 through September 30, 2020 in amounts equal to 2.50% of the original principal amount of the Term Loan A Facility, with the balance payable on November 25, 2020.  The Term Loan B Facility will mature on November 25, 2022.  The Term Loan B Facility amortizes in equal quarterly installments in amounts equal to 1.25% of the original principal amount of the Term Loan B Facility with the balance payable on November 25, 2022.  Any outstanding Revolving Loans will mature on November 25, 2020.

The Amended Senior Secured Credit Facility is guaranteed by all of Lannett’s significant wholly-owned domestic subsidiaries (the “Subsidiary Guarantors”) and is collateralized by substantially all present and future assets of Lannett and the Subsidiary Guarantors.

The interest rates applicable to the Amended Term Loan Facility are based on a fluctuating rate of interest of the greater of an adjusted LIBOR and 1.00%, plus a borrowing margin of originally 4.75% (for Term Loan A Facility, 5.00% as amended on December 10, 2018) or 5.375% (for Term Loan B Facility).  The interest rates applicable to the Revolving Credit Facility is based on a fluctuating rate of interest of an adjusted LIBOR plus a borrowing margin of 4.75%.  The interest rate applicable to the unused commitment for the Revolving Credit Facility was initially 0.50%.  Since March 2016, the interest margins and unused commitment fee on the Revolving Credit Facility have been subject to a leveraged based pricing grid.

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

The Amended Senior Secured Credit Facility contains a financial performance covenant that is triggered when the aggregate principal amount of outstanding Revolving Credit Facility and outstanding letters of credit as of the last day of the most recent fiscal quarter is greater than 30% of the aggregate commitments under the Revolving Credit Facility.  The covenant provides that Lannett shall not permit its first lien net senior secured leverage ratio as of the last day of any four consecutive fiscal quarters (i) from and after December 31, 2017 to be greater than 3.75:1.00 and (ii) from and after December 31, 2019 to be greater than 3.25:1.00. The Amended Senior Secured Credit Facility also contains a financial performance covenant for the benefit of the Term Loan A Facility lenders which provides that Lannett shall not permit its Net Senior Secured Leverage Ratio as of the last day of any four consecutive fiscal quarters (i) as of December 31, 2017 and prior to December 31, 2019 to be greater than 3.75:1.00 and (ii) as of December 31, 2019 and thereafter to be greater than 3.25:1.00. The Amended Senior Secured Credit Facility also contains certain affirmative covenants, including financial and other reporting requirements.

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

In February 2019, a Special Committee of the Board of Directors authorized the Company to repurchase up to $50 million of its Term Loans.  In March 2019, the Company completed the purchase of $24.2 million principal amount of its Term Loans in open market transactions. The purchases comprised $8.0 million and $16.2 million of the Term A Loans and Term B Loans, respectively.  In May 2019, the Company repurchased an additional $37.8 million of its Term A Loans upon authorization from the Special Committee of the Board of Directors.  In order to reduce future cash interest payments, as well as future amounts due at maturity, Lannett may, from time to time, purchase our debt for cash in open market purchases and/or privately negotiated transactions. Lannett will evaluate any such transactions in light of then-existing market conditions, taking into account the Company’s current liquidity among other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material.

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

Contractual Obligations

The following table represents annual contractual obligations as of June 30, 2019:

		Less than 1			More than 5
(In thousands)	Total	year	1-3 years	3-5 years	Years
Long-Term Debt (1)	$768,401	$66,845	$205,123	$496,433	$—
Operating Lease Obligations (3)	10,556	1,898	2,573	2,246	3,839
Purchase Obligations (2)	45,643	45,643	—	—	—
Asset Purchase Payment Obligations (2)	16,000	3,652	6,659	5,689	—
Interest on Obligations (1)	168,935	60,360	94,544	14,031	—
Total	$1,009,535	$178,398	$308,899	$518,399	$3,839

(1)         Long-term debt and interest on obligations amounts above primarily relate to the Company’s Amended Senior Secured Credit Facility.  Refer to Note 10 “Long-Term Debt” for additional information.  Interest on obligations was calculated based on interest rates in effect at June 30, 2019.

(2)         The purchase obligations above are primarily related to noncancelable open purchase orders for API and ongoing capital expenditure projects.  The asset purchase payment obligation above refers to the consideration due to Andor Pharmaceuticals, LLC for the AB-rated Methylphenidate Hydrochloride perpetual license agreement.  See Note 9 “Goodwill and Intangible Assets” for more information.

(3)         Operating lease obligations primarily relate to a 116,000 square foot leased warehouse in Seymour, Indiana as well as a 25-year lease with Forward Cody, which commenced on April 2015.

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

Revenue Recognition

On July 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, which superseded ASC Topic 605, Revenue Recognition.  Under ASC 606, the Company recognizes revenue when title and risk of loss of promised goods or services have transferred to the customer at an amount that reflects the consideration the Company is expected to be entitled.  Our revenue consists almost entirely of sales of our pharmaceutical products to customers, whereby we ship product to a customer pursuant to a purchase order.  Revenue contracts such as these do not generally give rise to contract assets or contract liabilities because: (i) the underlying contracts generally have only a single performance obligation and (ii) we do not generally receive consideration until the performance obligation is fully satisfied.  The new revenue standard also impacts the timing of the Company’s revenue recognition by requiring recognition of certain contract manufacturing arrangements to change from “upon shipment or delivery” to “over time.”  However, the recognition of these arrangements over time does not currently have a material impact on the Company’s consolidated results of operations or financial position. The Company adopted ASC 606 using the modified retrospective method.  Refer to the “Recent Accounting Pronouncements” section of this footnote for further discussion of the impact of the adoption.

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

Rebates

Rebates are offered to the Company’s key chain drug store, distributor and wholesaler customers to promote customer loyalty and increase product sales. These rebate programs provide customers with credits upon attainment of pre-established volumes or attainment of net sales milestones for a specified period. Other promotional programs are incentive programs offered to the customers. Additionally, as a result of the Patient Protection and Affordable Care Act (“PPACA”) enacted in the U.S. in March 2010, the Company participates in a new cost-sharing program for certain Medicare Part D beneficiaries designed primarily for the sale of brand drugs and certain generic drugs if their FDA approval was granted under a NDA or 505(b) NDA versus an ANDA.  Because our drugs used for the treatment of thyroid deficiency pursuant to the JSP Distribution Agreement and our Morphine Sulfate Oral Solution product were both approved by the FDA as 505(b)(2) NDAs, they are considered “brand” drugs for purposes of the PPACA. Drugs purchased within the Medicare Part D coverage gap (commonly referred to as the “donut hole”) result in additional rebates. The Company estimates the reserve for rebates and other promotional credit programs based on the specific terms in each agreement when revenue is recognized. The reserve for rebates increases (decreases) as sales to certain wholesale and retail customers increase (decrease). However, since these rebate programs are not identical for all customers, the size of the reserve will depend on the mix of sales to customers that are eligible to receive rebates.

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

The new revenue standard also impacts the timing of the Company’s revenue recognition by requiring recognition of certain contract manufacturing arrangements to change from “upon shipment or delivery” to “over-time.”  However, the recognition of these arrangements over-time does not currently have a material impact on the Company’s consolidated results of operations or financial position.

The cumulative impact of the adoption of ASC 606 resulted in a $2.3 million adjustment, net of tax, to opening retained earnings on July 1, 2018.

In February 2016, the FASB issued ASU 2016-02, Leases.  ASU 2016-02 requires an entity to recognize right-of-use assets and liabilities on its balance sheet for all leases with terms longer than 12 months.  Lessees and lessors are required to disclose quantitative and qualitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases.  ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period and requires a modified retrospective application, with early adoption permitted.  In December 2018, the FASB issued ASU 2018-20, Leases — Narrow Scope Improvements for lessors, which allows entities to choose an additional transition method of adoption, under which an entity initially applies the new standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company is in the process of finalizing the analysis of its lease portfolio and updating its accounting policies to comply with this standard.  Upon adoption, the Company expects to recognize an initial right-of-use asset and lease liability on its consolidated balance sheet of approximately $6 million to $8 million as of July 1, 2019.

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

ITEM 7A.                                       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On November 25, 2015, in connection with the acquisition of KUPI, the Company entered into a Senior Secured Credit Facility, which was subsequently amended in June 2016 and December 2018.  Based on the variable-rate debt outstanding at June 30, 2019, each 1/8% increase in interest rates would yield $1.0 million of incremental annual interest expense.

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

ITEM 9.                                                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                                       CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as amended, for financial reporting as of June 30, 2019.  Based on that evaluation, our chief executive officer and chief financial officer concluded that these controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as specified in SEC rules and forms and is accumulated and communicated to our management to allow timely decisions regarding required disclosures.  There were no changes in these controls or procedures identified in connection with the evaluation of such controls or procedures that occurred during our last fiscal quarter, or in other factors that have materially affected, or are reasonably likely to materially affect these controls or procedures.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2019, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.                                       OTHER INFORMATION

None.

PART III

ITEM 10.                                        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The directors and executive officers of the Company are set forth below:

	Age	Position
Directors:

Patrick G. LePore	64	Chairman of the Board

John C. Chapman	64	Director

Timothy C. Crew	58	Director

David Drabik	51	Director

Jeffrey Farber	58	Director

Albert Paonessa, III	59	Director

Melissa Rewolinski	49	Director

Paul Taveira	59	Director

Officers:

Timothy C. Crew	58	Chief Executive Officer

Martin P. Galvan*	67	Vice President of Finance and Chief Financial Officer

John M. Abt	54	Vice President and Chief Quality and Operations Officer

Maureen M. Cavanaugh	59	Senior Vice President and Chief Commercial Operations Officer

Robert Ehlinger	61	Vice President and Chief Information Officer

Samuel H. Israel	57	General Counsel and Chief Legal Officer

John Kozlowski*	47	Chief of Staff and Strategy Officer

* Mr. Galvan will retire from the Company effective August 30, 2019 and will be succeeded by Mr. Kozlowski as Vice President of Finance and Chief Financial Officer, effective August 31, 2019.

Patrick G. LePore was appointed as a Director of the Company in July 2017. On July 1, 2018, Mr. LePore succeeded Mr. Farber as Chairman of the Board of Directors. Mr. LePore served as chairman, Chief Executive Officer and president of Par Pharmaceuticals, Inc., until the company’s acquisition by private equity investor TPG in 2012.  He remained as chairman of the new company through the sale of the company to Endo Pharmaceuticals. Mr. LePore began his career with Hoffmann LaRoche.  Later, he founded Boron LePore and Associates, a medical communications company, which he took public and was eventually sold to Cardinal Health.  Mr. LePore is the Vice Chairman of the board of Matinas BioPharm and is a trustee of Villanova University. Mr. LePore earned his bachelor’s degree from Villanova University and Master of Business Administration from Fairleigh Dickinson University.

The Governance and Nominating Committee concluded that Mr. LePore is well qualified to serve as a Director due, in part, to his understanding and experience as a Chief Executive Officer and Director of highly regarded companies within the pharmaceutical industry.  Mr. LePore is an independent director as defined by the rules of the NYSE.

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

The Governance and Nominating Committee concluded that Mr. Chapman is well qualified to serve as a Director, due to his extensive experience in the public accounting profession.  Additionally, Mr. Chapman has significant experience in dealing with acquisitions, divestitures, initial public offerings and secondary offerings.  Mr. Chapman is an independent director as defined by the rules of the NYSE.

Timothy C. Crew was appointed as the Company’s Chief Executive Officer and a Director of the Company in January 2018.  Mr. Crew has more than 25 years of experience in the generic and branded pharmaceutical industries.  Previously, he served as Chief Executive Officer of Cipla North America, a global pharmaceutical company based in Mumbai, India.  Before Cipla, he worked for eight years at Teva Pharmaceuticals Industries Ltd. (“Teva”), where he ultimately served as Senior Vice President and Commercial Operating Officer of the North American Generics division, the world’s largest generic operation with multibillion dollars of annual sales.  Before that, he was Teva’s Vice President, Alliances and Business Development.  Mr. Crew was also an Executive Vice President, North America, for Dr. Reddy’s Laboratories Ltd.  Mr. Crew began his pharmaceutical career at Bristol-Myers Squibb, where he held a number of senior management positions in global marketing, managed healthcare, marketing, business development and strategic planning.  Prior to his pharmaceutical roles, Mr. Crew served in the United States Army, where he rose to the rank of Captain. Mr. Crew earned a Bachelor of Arts degree in economics from Pomona College and a Masters of Business Administration degree from Columbia Business School.

The Governance and Nominating Committee concluded that Mr. Crew is well qualified to serve as a Director due, in part, to his understanding and experience as a Chief Executive Officer and Director of highly regarded companies within the pharmaceutical industry.

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

The Governance and Nominating Committee concluded that Mr. Drabik is well qualified to serve as a Director due, in part, to his understanding and involvement in investment banking.  As a global investment bank professional with extensive experience advising senior management, his skills include business analytics, financing and a strong familiarity with SEC documentation.  Mr. Drabik is an independent director as defined by the rules of the NYSE.

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

The Governance and Nominating Committee concluded that Mr. Farber is qualified to serve, due, in part, to his significant experience in the generic drug industry and his ongoing role as the owner of a highly regarded and successful generic drug distributor.  His skills include a thorough knowledge of the generic drug marketplace and drug supply chain management.

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

The Governance and Nominating Committee concluded that Mr. Paonessa is well qualified to serve as a Director due, in part, to his significant experience in different executive roles within the generic pharmaceutical industry.  Additionally, Mr. Paonessa has a strong operational and technical background, especially in the areas of sales, IT, planning and budgeting and business development.

Melissa Rewolinski was appointed as a Director of the Company in July 2019. Dr. Rewolinski currently serves as principal of MVR Consulting, where she specializes in providing counsel to small and mid-size biotechnology and pharmaceutical companies. Earlier she held a number of senior level R&D positions for Intercept, rising to Senior Vice President, Head of Technical Operations, and member of the Executive Team. Previously, she served as Senior Director, Development for Amira Pharmaceuticals, and before that as a Chemical Development Group Leader and a Pharmaceutical Sciences Project Team Leader for Pfizer Global R&D. Dr. Rewolinski began her career at Pharmacia & Upjohn as a post-doctoral research scientist. Dr. Rewolinski earned a doctorate degree in organic chemistry and Bachelor of Science degree in chemistry, magna cum laude, from Rice University.

The Governance and Nominating Committee concluded that Dr. Rewolinski is well qualified to serve as a Director due, in part, to her significant experience in operational and drug development roles within the generic pharmaceutical industry.  Dr. Rewolinski is an independent director as defined by the rules of the NYSE.

Paul Taveira was appointed a Director of the Company in May 2012.  Mr. Taveira was the Chief Executive Officer of the National Response Corporation, an international firm specializing in environmental services, from June 2015 to February 2019.  He previously served on the Board of Directors and as the Chief Executive Officer of A&D Environmental Services Inc., an environmental and industrial services company.  From 2007 to 2009, Mr. Taveira was a Managing Partner of Precision Source LLC, a manufacturer of precision parts for various industries across the United States.  From 1997 to 2007, Mr. Taveira held several positions at PSC Inc., a national provider of environmental services, including President, Vice President and Regional General Manager.  From 1987 to 1997, Mr. Taveira held several management positions with Clean Harbors Inc., an international provider of environmental and energy services.  Mr. Taveira graduated from Worcester State University with a Bachelor of Science degree in Biology.

The Governance and Nominating Committee concluded that Mr. Taveira is well qualified to serve as a Director due, in part, to his understanding and experience as a Chief Executive Officer and Director of various companies. Mr. Taveira is an independent director as defined by the rules of the NYSE.

Martin P. Galvan, CPA was appointed as the Company’s Vice President of Finance and Chief Financial Officer in August 2011.  Most recently, he was Chief Financial Officer of CardioNet, Inc., a medical technology and service company.  From 2001 to 2007, Mr. Galvan was employed by Viasys Healthcare Inc., a healthcare technology company that was acquired by Cardinal Health, Inc. in June 2007.  Prior to the acquisition, he served as Executive Vice President, Chief Financial Officer and Director Investor Relations.  From 1999 to 2001, Mr. Galvan served as Chief Financial Officer of Rodel, Inc., a precision surface technologies company in the semiconductor industry.  From 1979 to 1998, Mr. Galvan held several positions with Rhone-Poulenc Rorer Inc., a pharmaceutical company, including Vice President, Finance — The Americas; President & General Manager, RPR Mexico & Central America; Vice President, Finance, Europe/Asia Pacific; and Chief Financial Officer, United Kingdom & Ireland.  Mr. Galvan began his career with the international accounting firm Ernst & Young LLP.  He earned a Bachelor of Arts degree in economics from Rutgers University and is a member of the American Institute of Certified Public Accountants.  In May 2019, the Company announced that Mr. Galvan will retire effective August 30, 2019.

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

Samuel H. Israel joined in the Company in July 2017 as General Counsel and Chief Legal Officer.  Prior to joining Lannett, Mr. Israel was a partner with Fox Rothschild LLP, a national, full-service law firm, with 26 offices that provide services in more than 60 practice areas, since 1998.  He served as chair of the firm’s Pharmaceutical and Biotechnology Practice and handled a variety of commercial litigation matters.  Mr. Israel earned a bachelor of science degree in chemical engineering from the University of Pennsylvania and a juris doctor degree with honors from Rutgers University School of Law.

John Kozlowski joined the Company in 2009 and was promoted in 2010 to Corporate Controller. In 2016, Mr. Kozloski was promoted to Vice President Financial Operations & Corporate Controller. In October 2017, Mr. Kozlowski was promoted to Chief Operating Officer. In April 2018, Mr. Kozlowski was promoted to Chief of Staff and Strategy Officer. Prior to joining the Company, Mr. Kozlowski served in senior finance and accounting roles for Optium Corporation and Finisar Australia.  He earned a Bachelor of Arts degree in finance from James Madison University and a Masters of Business Administration degree from Rider University.  In July 2019, the Company announced that Mr. Kozlowski will succeed Mr. Galvan as the Vice President of Finance and Chief Financial Officer effective August 31, 2019.

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

Audit Committee

The Audit Committee has responsibility for overseeing the Company’s financial reporting process on behalf of the Board.  In addition, Audit Committee responsibilities include selection of the Company’s independent auditors, conferring with the independent auditors regarding their audit of the Company’s consolidated financial statements, pre-approving and reviewing the independent auditors’ fees and considering whether non-audit services are compatible with maintaining their independence and considering the adequacy of internal financial controls.  The Audit Committee operates pursuant to a written charter adopted by the Board, which is available on the Company’s website at www.lannett.com.  The charter describes the nature and scope of the Audit Committee’s responsibilities.  The members of the Audit Committee are Paul Taveira, David Drabik and John Chapman.  All members of the Audit Committee are independent directors as defined by the rules of the NYSE.

Financial Expert on Audit Committee:  The Board has determined that John Chapman, a current Director and Chairman of the Audit Committee, is the Audit Committee financial expert as defined in section 3(a)(58) of the Exchange Act and the related rules of the Commission for the year ended June 30, 2019.

ITEM 11.                                        EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis (“CD&A”) describes our Fiscal 2019 Executive Compensation Program. It provides an overview of the compensation program for the following Named Executive Officers (“NEOs”) and how the Compensation Committee of the Board of Directors (“the Committee”) made its decisions for our 2019 fiscal year.

NEO	Title/Role
Timothy C. Crew	Chief Executive Officer (“CEO”)
Martin P. Galvan	Vice President of Finance and Chief Financial Officer*
Samuel H. Israel	Chief Legal Officer and General Counsel
John Kozlowski	Chief of Staff and Strategy Officer*
John Abt	Vice President and Chief Quality and Operations Officer

*                 Mr. Galvan will retire from the Company effective August 30, 2019, with Mr. Kozlowski assuming the role of Vice President, Finance and Chief Financial Officer effective August 31, 2019

Say on Pay Results in 2019

At our annual shareholders meeting in January 2018, the majority of our shareholders supported an annual cycle for “say-on-pay” advisory votes relating to our Executive Compensation Program for NEOs. As a result, we moved from conducting “say on pay” votes every three years, including in 2012, 2015, and 2018, to annual votes, commencing in January 2019.  At our annual shareholders meeting in January 2019, our shareholders approved the “say-on-pay” proposal, with 92% of votes cast in support of our executive compensation program.

Although this vote is non-binding, its outcome, along with shareholder feedback and the competitive business environment, plays an important role in how the Committee makes decisions about the program’s structure. To this end, during the past few years, the Committee conducted periodic reviews of the Executive Compensation Program, monitored industry practices and sought feedback from some of our largest investors.  Based in part on this feedback, the Committee introduced performance shares tied to the Company’s three-year total shareholder returns relative to companies in the S&P Pharmaceuticals Select Industry Index as part of the long-term incentive program for NEOs in Fiscal 2018 and increased its weighting from 25% to 33.3% of the target award opportunity in Fiscal 2019.  Our executive compensation program for NEOs continues to place a significant emphasis on performance-based variable pay tied to key strategic objectives, including all equity grants to NEOs and other executive officers in Fiscal 2019. We believe these actions demonstrate our responsiveness to shareholder feedback and our ongoing commitment to aligning executive pay with performance and long-term value creation.

The following pages of this CD&A highlight performance results since Fiscal 2016 that have had a direct impact on the compensation paid to our NEOs over the same period of time. It looks specifically at the performance measures used in the short- and long-term incentive awards under the Executive Compensation Program that the Committee believes drive shareholder value. It also describes recently approved changes for Fiscal 2020 to further align our Executive Compensation Program with our objectives and best competitive practice.

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

Executive Summary

Business Highlights

Fiscal 2019 was another year of challenges and transition for the Company, primarily due to the expiration in March 2019 of our product distribution agreement with Jerome Stevens Pharmaceuticals, Inc. (“JSP”), which accounted for a significant portion of our historical revenues and profitability.  Following the August 2018 announcement of the non-renewal of the JSP contract, the Company recognized a large asset impairment charge and experienced a significant decline in stock price.  In September 2018, the Company decided to pursue a sale of our wholly-owned subsidiary Cody Laboratories, Inc. (“Cody Labs”), and subsequently determined in June 2019 to cease all operations at Cody Labs, resulting in additional costs and asset impairment charges in Fiscal 2019.  In response to these challenges, and under the leadership of Mr. Crew and the Board of Directors, the Company established a new strategy focused on growing our core business, launching new products, building our R&D pipeline, expanding strategic alliances, and reducing costs.  Our leadership team and Board are focused on executing our strategy, streamlining our operations, and developing new products and alliances to diversify and enhance our revenue streams, with considerable progress made in Fiscal 2019, including a record number of new product launches.  We believe these actions will better position the Company for long-term profitable growth and shareholder value creation.  We also appointed a new Board Chairman, effective July 1, 2018, and added two new directors: one new director effective July 1, 2018 and another new director effective July 1, 2019.  As discussed below, the Company is executing on a number of key strategic initiatives and continuing to operate profitably (excluding one-time asset impairment charges) despite ongoing challenging market conditions within the generic pharmaceuticals industry.

The Company achieved a number of strategic milestones in Fiscal 2019, including the implementation of a cost reduction program which is targeted to achieve annualized savings of approximately $66 million by Fiscal 2020 as compared with Fiscal 2018 levels.  This reduction included implementation of a restructuring plan for Cody Labs, significantly reducing the scope of operations and related costs, and, as noted above, eventually decided to cease all operations.  Effective December 1, 2018, we entered into an agreement to provide Levothyroxine Sodium Tablets USP exclusively to Amneal Pharmaceuticals, Inc. through the remaining duration of our contract with JSP, providing the Company with an up-front cash payment and guaranteed gross profit of at least $50 million over the remaining term of the agreement.  We also streamlined our production and supply chain functions by closing our manufacturing and distribution facilities in Philadelphia and transferring all operations to our plant in Seymour, Indiana.  In March 2019, we successfully completed our 2016 Restructuring Plan, which resulted in the realization of transaction-related synergies following the November 2015 acquisition of Kremers Urban Pharmaceuticals Inc. (“KUPI”), a deal that significantly increased our product portfolio and scope of operations.  In addition, we continued to significantly strengthen our balance sheet, reducing our debt by approximately $129 million in Fiscal 2019.

In addition, we continued to make important advances in product development and mix, market share, and in our regulatory approval process, allowing us to efficiently and safely place our products that span a variety of categories on the market.  We launched 18 new products during Fiscal 2019, most of which have limited or moderate competitors, and more than twice the number of products launched in Fiscal 2018, with additional launches planned in Fiscal 2020 and beyond.  As of June 30, 2019, we had over 100 products available to the market, with approximately 60 products in our pipeline.  We also continue to capitalize on our strategic partnerships, both domestically and internationally.  Since January 2018, we acquired or in-licensed more than 40 products and entered into several new strategic alliance agreements which diversified and enhanced our revenue streams.  Along with our strategic alliance partner, HEC Group, we initiated a healthy adult male PK/PD for an insulin-based product with significant market potential to treat type 1 and type 2 diabetes, which impacts 29 million Americans.

Our financial performance in Fiscal 2019 was adversely impacted by ongoing competitive pressures within the generic pharmaceutical industry, the expiration of the JSP contract, and operational issues at our Cody Labs subsidiary.  Despite these challenges, our executive leadership and other employees made significant progress in executing our strategic plan and positioning the Company for future growth.  Excluding the impact of JSP, our revenues grew sequentially in each quarter of Fiscal 2019.  The Committee adjusted financial performance goals for the Fiscal 2019 annual incentive (bonus) plan to account for the expiration of the JSP contract (for the period of March 24, 2019 — June 30, 2019) as well as forecasted positive benefits from cost savings initiatives.  Based on the revised internal budget, our financial results for Fiscal 2019 slightly exceeded target performance goals for each metric under the Annual Bonus Plan, and we achieved the superior performance hurdle for number of product launches.  Calculated award funding levels under our Annual Bonus Plan were equal to approximately 120% of target.  However, in light of the Company’s negative total shareholder return (“TSR”) in Fiscal 2019 and non-renewal of the JSP contract, the Committee reduced cash bonus payouts to 100% of target award levels for each NEO.  In July 2019, our NEOs received stock option and restricted stock grants that were slightly above target award levels based on Fiscal 2019 Company and individual performance results, as discussed further below.  They also received performance share grants tied to our relative TSR vs. companies in the S&P Pharmaceuticals Select Index for the three-year performance cycle running from July 29, 2019 through July 29, 2022 with any earned awards vesting on July 29, 2023 after one additional year of continued service.  Most outstanding stock options held by our NEOs are currently “underwater” and the value of most other outstanding equity awards are well below grant date target values.  Based on our interim relative TSR results through June 30, 2019, performance shares granted in Fiscal 2018 and 2019 are currently tracking below threshold levels which, if sustained over the applicable three-year performance periods, would result in no awards being earned by NEOs.

Key financial performance highlights, as reported in accordance with GAAP requirements, are shown below.  GAAP-based results for Fiscal 2019 reflect significant asset impairments primarily associated with the JSP contract expiration and Cody Labs totaling $375.4 million along with other restructuring-related costs and charges. See the section of our Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional details and discussion of Company performance.

Total Net Sales ($000s)
$800,000
$700,000
$600,000
$500,000
$400,000
$300,000
$200,000
$100,000
$0
$542,493
$633,341
$684,563
$655,407
FY 2016
FY 2017
FY 2018
FY 2019

Operating Income ($000s)
$250,000
$150,000
$50,000
($50,000)
($150,000)
($250,000)
($350,000)
$130,758
$86,446
$129,695
($262,321)
FY 2016
FY 2017
FY 2018
FY 2019

Diluted Earnings (Loss) Per Share
$2.00
$1.00
$0.00
($1.00)
($2.00)
($3.00)
($4.00)
($5.00)
($6.00)
($7.00)
($8.00)
$1.20
($0.02)
$0.75
($7.20)
FY 2016
FY 2017
FY 2018
FY 2019

Indexed 4-Year TSR (from 6/30/2015)
140
120
100
80
60
40
20
0
2016
2017
2018
2019
Lannett
Peer Group Average†
NYSE

†Peer Group average pertains to the Fiscal 2019 peer group.

Comparison of Target Versus Actual CEO Pay (In Year Earned)

The following chart compares actual versus target CEO pay for the past three fiscal years. To more accurately demonstrate the impact of Company performance on executive pay, comparisons include annual equity grants in the year earned, as opposed to the year granted. Values for fiscal year 2017 pertain to Mr. Arthur Bedrosian, our former CEO. Values for Fiscal years 2018 and 2019 pertain to Mr. Crew, with Fiscal 2018 values including annualized base salary and short-term incentives (STI) and new hire equity grants.  As shown below, actual pay levels earned for Fiscal 2017 and 2018 were well below target opportunities, even when one-time awards are included.  Mr. Crew’s actual pay earned for Fiscal 2019 was slightly above target, reflecting the Company’s significant progress towards achieving strategic objectives and positioning the Company for future growth.  Equity-based long-term incentives reflect grant-date award values, with current actual or realizable values for Fiscal 2017 and 2018 awards considerably lower based on our closing stock price as of June 30, 2019.

Comparison of Disclosed Versus Realizable CEO Pay for Mr. Crew (Based on Summary Compensation Table)

Compared with values reported in the Summary Compensation Table for Mr. Crew, current realizable values are 52% lower for Fiscal 2018 and 24% lower for Fiscal 2019.  Mr. Crew’s reported compensation for Fiscal 2018 reflects his partial year of service and new hire equity grants, while Fiscal 2019 reported compensation reflects base salary plus bonus (STI) earned plus equity awards granted in Fiscal 2019 (with stock options and restricted stock based on Fiscal 2018 performance).  Realizable pay reflects no current value for outstanding stock options or performance shares, and restricted stock well below initial grant date values based on our stock price as of June 30, 2019.

Fiscal 2019 Executive Compensation Program Changes

As our Company grows, the Committee is committed to the evolution and improvement of our Executive Compensation Program to ensure alignment with our business strategy and shareholder interests, as well as best competitive practices.  The Committee made the following adjustments to the program’s core compensation elements for 2019:

What’s Changed	How It’s Changed	Explanation
Short-Term Incentives (“Annual Bonus”)	• Performance ranges widened, with threshold hurdles set at 85% of target goals and superior hurdles set at 120%.

No changes were made to performance metrics, weightings, or award opportunities. Performance range spreads were widened to account for continued uncertainty within generic pharmaceutical industry and to align more closely with market and our historical practice

Long-Term Incentives

•                  Target value mix changed to place an equal weighting (33.3%) on performance shares (up from 25% in Fiscal 2018), stock options, and restricted stock.

•                  Grant levels for stock options and restricted stock will continue to be tied to Company performance and can range from 0% to 150% of target awards based on actual results versus pre-established goals.

No change made to award opportunities. Target value mix changed in response to shareholder outreach feedback. The Committee continued to link equity grant levels to Company performance, including financial results and multi-year total shareholder return, to strengthen alignment with shareholder interests.

To address retention concerns and encourage NEOs to focus on achieving strategic objectives following the announced non-renewal of the JSP contract, the Committee adopted a retention bonus program in December 2018.  NEOs are eligible to receive cash payments equal to 100% of their Fiscal 2018 base salary if they remain employed and perform duties and responsibilities in a satisfactory manner through December 1, 2019, or if they are terminated other than for Cause (as defined in employment agreements) during the one-year retention period.  Any retention incentives received will be reported in the Summary Compensation Table for Fiscal 2020.

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

Target Compensation Mix

The charts below show that most of our NEO’s target compensation for Fiscal 2019 is variable (80% for our CEO and an average of 69% for our other NEOs).  Variable pay includes the target value of short-term cash incentives (“STI”), performance shares, stock options, and restricted stock.

Based upon Fiscal 2019 compensation as reported in the Summary Compensation Table on page 77 of this Form 10-K, variable pay represents 65% of total pay for our CEO and 60% of average total pay for our other NEOs.  This mix reflects target annual incentives earned in Fiscal 2019 under the Annual Bonus Plan (shown as STI), target performance share grants in Fiscal 2019, and below-target stock option or restricted stock grants in Fiscal 2019 based on Fiscal 2018 Company performance.

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

Timing of Committee Meetings and Grants; Option and Share Pricing

The Committee meets as necessary to fulfill its responsibilities, and the timing of these meetings is established during the year.  The Committee holds special meetings from time to time as its workload requires.  Annual equity grants typically occur after finalizing fiscal year end performance results.  Historically, annual grants of equity awards were typically approved at a meeting of the Committee in August/September of each year to reward prior year performance.  Beginning with grants made in Fiscal 2015, annual equity grants occur in the July/August time frame, reflecting the Company’s status change to an accelerated filer (with an expedited filing date requirement).  Individual grants (for example, associated with the timing of a new NEO or promotion to an NEO position) and special recognition awards may occur at any time of year.  The exercise price of each stock option and fair value of restricted stock awarded to our NEOs is the closing price of our common stock on the date of grant.

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

In Fiscal 2018, Pearl Meyer was retained by the Committee, as its independent consultant, to review the competitiveness of the Executive Compensation Program.  Pearl Meyer provided the Committee with compensation data with respect to similarly sized biopharmaceutical and life sciences companies and consulted with the Committee about a variety of issues related to competitive compensation practices and incentive plan designs. Pearl Meyer was also retained by the Committee in Fiscal 2019 to review the competitiveness of the Executive Compensation Program and to provide ongoing advice relating to the Executive Compensation Program.  The Committee assessed the independence of Pearl Meyer pursuant to the SEC rules and concluded that no conflict of interest exists that would prevent Pearl Meyer from independently advising the Committee.

Peer Group & Benchmarking

The Committee evaluates industry-specific and general market compensation practices and trends to ensure the Executive Compensation Program is appropriately competitive.  When making decisions about the program for Fiscal 2019, the Committee considered publicly-available data, as well as a market study conducted by Pearl Meyer in May 2018.  The Pearl Meyer study developed market values using a blend of peer group proxy pay data for the companies shown below as well as published survey data for the broader life sciences industry.  Using this information, the Committee compared our program to the compensation practices of other companies which the Committee believes are comparable to the Company in terms of size, scope and business complexity (the “peer group”).  As shown below, the Company ranked in the upper half of the peer group in terms of employee headcount, near the 50th percentile for net sales, between the 25th and 50th percentiles for enterprise value, and below the 25th percentile for operating income.

Company Name	Fiscal Year End # of Employees	Enterprise Value 6/30/2019 ($mm)	Fiscal Year End Operating Income ($mm)	Fiscal Year End Sales ($mm)	Cumulative 3 YR TSR 6/30/2019	Cumulative 5 YR TSR 6/30/2019
Aceto Corporation	315	$279	$(17)	$711	-99.4%	-99.2%
Acorda Therapeutics, Inc.	474	$406	$95	$471	-69.9%	-77.2%
Akorn, Inc.	2,206	$1,310	$(128)	$694	-81.9%	-84.5%
AMAG Pharmaceuticals, Inc.	467	$344	$(64)	$474	-58.2%	-51.8%
Amphastar Pharmaceuticals, Inc.	2,078	$1,019	$(9)	$295	31.0%	110.9%
Assertio Therapeutics, Inc.	116	$665	$64	$312	-82.4%	-75.2%
Cambrex Corporation	1,732	$2,048	$111	$531	-9.5%	126.1%
Emergent BioSolutions Inc.	1,705	$3,101	$111	$782	83.6%	129.9%
Horizon Therapeutics plc	1,000	$5,061	$26	$1,208	46.1%	—
Impax Laboratories, Inc.	1,257	n/a	$(28)	$776	—	—
INSYS Therapeutics, Inc.	226	$(47)	$(109)	$82	-97.8%	-98.1%
Jazz Pharmaceuticals plc	1,360	$9,001	$716	$1,891	0.9%	-3.0%
Prestige Consumer Healthcare Inc.	520	$3,393	$300	$976	-42.8%	-6.5%
Supernus Pharmaceuticals, Inc.	448	$1,805	$144	$409	62.4%	202.2%
United Therapeutics Corporation	860	$2,872	$808	$1,628	-26.3%	-11.8%
Lannett Company, Inc.	1,020	$803	$(262)	$655	-74.5%	-87.8%
Percentile Rank	60%	36%	0%	47%	29%	15%

Subsequent to the 2018 study, former peer Aceto Corporation filed for bankruptcy protection and former peer Impax Laboratories Inc. was combined into the newly-formed company Amneal Pharmaceuticals, Inc.

For purposes of a subsequent market pay analysis conducted by Pearl Meyer in April 2019, the Committee approved a revised peer group consisting of 12 companies, including 8 of the 2018 peers shown above (Acorda Therapeutics Inc., Akorn Inc., Amphastar Pharmaceuticals Inc., Assertio Therapeutics Inc., Cambrex Corporation, Prestige Consumer Healthcare Inc., Supernus Pharmaceuticals Inc., and United Therapeutics Corporation) plus 4 new companies (Amneal Pharmaceuticals Inc., ANI Pharmaceuticals Inc., Catalent Inc., and Momenta Pharmaceuticals Inc.). The revised peer group aligns more closely with us in terms of company size and industry focus following the non-renewal of the JSP contract.  The Committee uses external market data as a reference point to ensure the Company’s executive compensation program is sufficiently competitive to attract, retain, and motivate highly experienced and talented NEOs.  The Committee generally seeks to position target total direct compensation for NEOs at or near 50th percentile market values for comparable positions but does not utilize a purely formulaic benchmarking approach.  Based on the May 2018 Pearl Meyer study, target total direct compensation, including the sum of base salary plus target short-term and long-term incentives, was within the competitive range (defined as +/- 15%) of 50th percentile market values for all then-current NEOs other than Mr. Kozlowski, who was above the range, and equal to 103% of the 50th percentile in the aggregate.  Actual total direct compensation was well-below 50th percentile market values for all then-current executive officers participating in the Fiscal 2018 short-term and long-term incentive programs and equal to 42% of the 50th percentile in the aggregate, reflecting below-target incentive awards based on actual vs. planned performance.  As previously noted, when evaluating our executive compensation program, the Committee considers a variety of other factors in addition to external market data, such as Company and individual performance, and each NEO’s qualifications, skill sets, and past and expected future contributions towards our success.

2019 Executive Compensation Program Decisions

Base Salary

We attribute much of our success to our highly-experienced executive management team, and the strength of their leadership has been clearly demonstrated by our exceptional long-term performance results and growth.  In order to remain competitive among our industry peers, the Committee believes it should set compensation at market-competitive levels that reflect the executive’s experience, role and responsibilities.  Based on Pearl Meyer’s 2018 study, current salaries were below 50th percentile market values for 4 of our 5 current NEOs and within a competitive range (+/- 10%) of the 50th percentile for all incumbents.  The Committee decided to not provide salary increases to any of our NEOs for Fiscal 2019. The following table summarizes annualized salaries for Fiscal 2018 and 2019 for our NEOs. Annualized Fiscal 2018 salaries differ from actual values received as reported in the Summary Compensation Table for certain incumbents with less than a full year of service or promotions.

NEO	2018 Base Salary	2019 Base Salary	% Change
Timothy C. Crew	$735,000	$735,000	—
Martin P. Galvan	$415,000	$415,000	—
Samuel H. Israel	$400,000	$400,000	—
John Kozlowski	$325,000	$325,000	—
John Abt	$344,500	$344,500	—

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

	Annual Bonus Opportunity As a % of Salary
NEO	Threshold (25% of Target)	Target (100% of Target)	Superior (200% of Target)
Timothy C. Crew	25%	100%	200%
All Other NEOs	15%	60%	120%

Expressed as percentages of salary, Fiscal 2019 award opportunities were the same as those established in Fiscal 2018 for all NEOs who were employed during both years.

The overall annual bonus plan for Fiscal 2019 was comprised of two components:

•                  Corporate Financial & Operational Goals: 80% of the total target award opportunity is tied to operating results versus targets established by the Committee to promote a focus on Company-wide profitable growth and collaboration:

Performance Metric	Weighting (out of 100%)
Adjusted Operating Income	40%
Adjusted Earnings Per Share (“EPS”)	20%
Net Sales	20%
Strategic Objectives	10%
Individual Objectives	10%

Fiscal 2019 performance metrics and weightings were the same as those established in Fiscal 2018.

Adjusted EPS is defined as diluted EPS excluding bonus and stock-based compensation expense, as further adjusted for certain non-recurring items.

•                  Strategic / Individual Objectives: 20% of the total target award opportunity is based on the achievement of pre-established quantitative and qualitative strategic and individual goals, to reinforce key strategic objectives and to promote individual accountability and “line of sight.”  For Fiscal 2019, half of the award opportunity for all NEOs was tied to new product launches and half was tied to various other strategic, financial and operational objectives, taking into consideration each NEO’s job function and responsibilities.  For competitive harm reasons, the Company does not disclose specific details on individual goals and other strategic objectives.

2019 Short-Term Incentives (Annual Bonus): Results and Payouts

•                  Corporate Financial & Operational Results (Collectively Weighted 80% of Total Target Award). Fiscal 2019 Target goals for Adjusted Operating Income, Adjusted EPS, and Net Sales were set below Fiscal 2018 actual levels based on our 2019 internal budgets which anticipated continued challenging market conditions within the generic pharmaceuticals sector.  In December 2018, the Committee adjusted incentive plan performance targets to account for the expiration of the JSP contract (for the period of March 24, 2019 — June 30, 2019).  Based on our revised 2019 internal budget, performance targets were reduced by approximately 7% from original levels for Net Sales and Adjusted Operating Income metrics and by 9.5% for Adjusted EPS.  In applying these adjustments, the Committee also included anticipated positive impacts from the Company’s cost savings initiatives, which offset more than half of the negative adjustments associated with the expiration of the JSP contract for the period of March 24, 2019 through our fiscal year end of June 30, 2019.  The Committee viewed these revised performance hurdles as very challenging in light of then-current internal forecasts, the uncertainty resulting from the JSP contract expiration, and industry and economic conditions. The Committee established Threshold performance hurdles at 85% of Target goals and Superior hurdles at 120% of Target to account for stretch goals, challenging market conditions, and to align more closely with our historical performance range spreads.  Fiscal 2019 financial performance goals and actual results are shown in the following table:

	Weighting	Performance Goals (as Revised in December 2018)*
Performance Metric	(Out of 80%)	Threshold	Target	Superior	Actual
Adjusted Operating Income ($ millions)	40%	$174.7	$205.6	$246.7	$209.8
Adjusted EPS	20%	$2.41	$2.83	$3.40	$2.85
Net Sales ($ millions)	20%	$551.6	$648.9	$778.7	$655.4

* Original Target performance goals were $220.3 million for Adjusted Operating Income, $3.13 for Adjusted EPS, and $700.0 million for Net Sales.

Actual Fiscal 2019 performance results were between Target and Superior levels for all three financial metrics.  Actual Adjusted Operating Income for Fiscal 2019 excluded pre-tax items totaling approximately $472.1 million, including acquisition-related and restructuring expenses, impairments, and other non-recurring items.  Actual Adjusted EPS excluded the same $472.1 million in pre-tax items plus $19.1 million primarily related to non-cash interest expense and a loss on extinguishment of debt as well as the related tax effects for all of these items.  For Fiscal 2019, the Net Sales result was the same as the GAAP-reported value, with no adjustments applied.

•                  Strategic and Individual Performance Results (Collectively Weighted 20% of Total Target Award). For Fiscal 2019, the Target goal for new product launches was 15 for the fiscal year.  The actual number of launches was 18, at the Superior goal. The Committee also considered each NEO’s contributions towards a variety of other company-wide strategic and function-specific objectives.  While no specific weightings were assigned to these other objectives, the Committee considered each NEO’s contributions towards the Company’s ongoing success with restructuring activities, the continued strengthening of our balance sheet, maintaining operational discipline within a challenging market environment, and achievement of various other strategic growth milestones.  Based on the Committee’s overall assessment, each NEO met or exceeded all goals for the strategic / individual performance component.

Total Annual Bonus

Based on our Fiscal 2019 performance results, calculated award funding levels were equal to approximately 120% of target levels for our NEOs.  However, in light of the Company’s negative TSR and non-renewal of the JSP contract, the Committee exercised negative discretion and capped all payouts at 100% of Target opportunities.  Total Fiscal 2019 payouts for current NEOs are summarized in the following table:

Current NEO	Corporate Financial / Operational Component	Strategic / Individual Objectives Component	Total Actual Bonus for Fiscal 2019
Timothy C. Crew	$588,000	$147,000	$735,000
Martin P. Galvan	$199,200	$49,800	$249,000
Samuel H. Israel	$192,000	$48,000	$240,000
John Kozlowski	$156,000	$39,000	$195,000
John Abt	$165,360	$41,340	$206,700

Long-Term Incentives

NEOs participate in a performance-based long-term incentive program.  Target award opportunities, expressed as percentages of base salary, for Fiscal 2019 are summarized in the following table:

NEO	Target Award as % of Base Salary
Timothy C. Crew	300%
Martin P. Galvan	200%
Samuel H. Israel	175%
John Kozlowski	150%
John Abt	100%

The target value mix for our NEOs in Fiscal 2019 is summarized below:

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

Because they are tied to prospective goals, performance share grants will occur during the first 90 days of each three-year performance cycle.

Grants Made in Fiscal 2019 (Based on Fiscal 2018 Performance)

In Fiscal 2018, the Company achieved financial performance results between Threshold and Target for Net Sales and below threshold levels for the profitability metrics.  Based on Company financial and strategic / individual objective performance results, the Committee approved the following stock option and restricted stock grants, effective as of July 30, 2018:

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

Our NEOs also received the following TSR performance share grants:

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

Grants Made in Fiscal 2020 (Based on Fiscal 2019 Performance)

In Fiscal 2019, the Company achieved financial performance results between Target and Superior levels for Adjusted Operating Income, Adjusted EPS, and Net Sales.  Based on Company financial and strategic / individual objective performance results, the Committee approved the following stock option and restricted stock grants, effective as of July 29, 2019:

	Equity Grants Earned Based on Fiscal 2019 Performance
NEO	# of Stock Options	# of Restricted Shares
Timothy C. Crew	208,070	129,590
Martin P. Galvan	76,560	47,680
Samuel H. Israel	64,570	40,210
John Kozlowski	46,000	28,650
John Abt	32,510	25,250

These stock options vest in four equal annual increments, beginning on the first anniversary of the grant date and expire on the tenth anniversary from the date of grant. Each stock option has an exercise price of $6.57, equal to our closing stock price on the date of grant.  Restricted stock also vests in four equal annual increments, beginning on the first anniversary of grant.

Our NEOs also received the following TSR performance share grants:

NEO	Target Number of Performance Shares Granted
Timothy C. Crew	70,390
Martin P. Galvan	26,500
Samuel H. Israel	22,350
John Kozlowski	15,560
John Abt	11,000

Grants were made on July 29, 2019 and were determined by dividing target award values by the grant date fair value of $10.71 per share, based on a Monte-Carlo binomial modeling valuation tool, as discussed in Note 16 “Share-based Compensation” of our consolidated financial statements.   Award vesting will be based on the Company’s TSR relative to companies in the S&P Pharmaceuticals Index for the three-year period ending July 29, 2022, with no awards earned for below-Threshold results and maximum awards of up to 200% of target grants for Superior performance.  Any earned shares will vest on July 29, 2023, after one additional year of continued service.

Grants made in Fiscal 2020 will be included in the Summary Compensation Table and Grants of Plan-Based Awards Table in the Form 10-K and proxy filings for Fiscal 2020, per current SEC reporting requirements.

Retention Bonus Program

To address retention concerns and to further encourage NEOs to focus on achieving strategic objectives following the announced non-renewal of the JSP contract, the Committee adopted a retention bonus program in December 2018.  NEOs are eligible to receive cash payments equal to 100% of their Fiscal 2018 base salary if they remain employed and perform duties and responsibilities in a satisfactory manner through December 1, 2019, or if they are terminated other than for Cause (as defined in employment agreements) during the one-year retention period.  Any retention incentives received will be reported in the Summary Compensation Table for Fiscal 2020.  Per the terms of his Separation Agreement, which is effective as of August 30, 2019, Mr. Galvan will receive a pro-rata payout of $311,250 (75% of his Fiscal 2019 base salary) in December 2019.

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

The Committee intends to comply with any regulatory requirements pertaining to clawback provisions under the Dodd-Frank Act once rules are finalized by the SEC and New York Stock Exchange. NEOs, like all other employees, have retirement programs and other benefits as part of their overall compensation package.  The Committee believes that these programs and benefits support our compensation philosophy, part of which is to provide compensation that is sufficiently competitive to attract, motivate and retain an executive team fully capable of driving exceptional performance.  The Committee periodically reviews these programs to validate that they are reasonable and consistent with market practice.  Attributed costs of the personal benefits available to the NEOs are included in column (h) of the Summary Compensation Table on page 77.

•                  Retirement Benefits. Each of our NEOs is eligible to participate in a 401(k) plan that is available to all employees.  The Company provides matching contributions on a $0.50 basis up to 8% of the contributing employee’s base salary, subject to limitations of the 401(k) plan and applicable law.

•                  Other Benefits. Our NEOs are eligible to participate in the same health benefits available to all other employees.  They also participate in a wellness program which provides a comprehensive annual physical examination and up to $1,000 in optional preventive health screening benefits.  Lannett provides life insurance for NEOs which would, in the event of death, pay up to $500,000 to designated beneficiaries.  Premiums paid for coverage above $50,000 are treated as imputed income.  Lannett also provides short- and long-term disability insurance which would, in the event of disability, pay the NEO 70% of his base salary up to the plan limits of $2,000 per week for short-term disability and $15,000 per month for long-term disability.  The NEOs are also provided with car allowances.

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

Looking Ahead: Executive Compensation Program Changes for Fiscal 2020

For Fiscal 2020, the Committee decided to increase base salaries for certain NEOs, modify the short-term incentive (Annual Bonus) design, and to modify the long-term incentive plan design, as shown below.

•                  Base Salaries. For Fiscal 2020, the Committee approved the following market adjustments to position NEO salaries at or near 50th percentile market values.  No increase was provided for Mr. Galvan due to his pending retirement on 8/31/2019.

NEO	2019 Base Salary	2020 Base Salary		% Change
Timothy C. Crew	$735,000	$757,000		3%
Martin P. Galvan	$415,000	$415,000		—
Samuel H. Israel	$400,000	$412,000		3%
John Kozlowski	$325,000	$335,000	*	3%
John Abt	$344,500	$354,500		3%

* Mr. Kozlowski’s annual salary will be increased to $385,000 at the time of his promotion to the role of Vice President,  Finance and Chief Financial Officer, effective August 31, 2019

•                  Short-Term Incentives (Annual Bonus). For Fiscal 2020, target award opportunities, expressed as percentages of base salary, are the same as in Fiscal 2019.  Performance metrics will also be similar to Fiscal 2019, with a revised mix that places increased emphasis on strategic objectives:

Performance Metric	Weighting (out of 100%)
Adjusted Operating Income	30%
Adjusted Earnings Per Share (“EPS”)	20%
Net Sales	20%
Strategic Objectives	20%
Individual Objectives	10%

•                  Long-Term Incentives. Expressed as percentages of base salary, target long-term incentive award opportunities increased to 350% for Mr. Crew, to align more closely with 50th percentile market values, and to 150% for Mr. Abt, to reflect his assumption of additional responsibilities and to align his compensation more closely with other senior executives.  Target award opportunities for all other NEOs are the same as those for Fiscal 2019, as is the target value mix for all NEOs, with an equal weighting on performance shares, stock options, and restricted stock.  All equity grants will be made at target award levels, with no prior year performance “look back” feature for stock options and restricted stock.  This change was made to align more closely with market practice and to allow for more consistent equity grant levels going forward.  Vesting periods for all equity grants in Fiscal 2020 were increased from three years to four years.

Stock option and restricted stock grants will occur following the end of Fiscal 2020, with awards vesting in four equal annual increments based on continued service.

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

Following the end of the three-year performance period, any earned performance shares will vest after one additional year of continued service.  Because they are tied to prospective goals, performance share grants will occur during the first 90 days of each three-year cycle.

REPORT OF THE COMPENSATION COMMITTEE

The Compensation Committee has reviewed, discussed and approved the CD&A as set forth above with management.  Taking this review and discussion into account, the undersigned Committee members recommend to the Board of Directors that the CD&A be included in the annual report on Form 10-K.

Paul Taveira, Chairman
John Chapman

David Drabik

COMPENSATION OF EXECUTIVE OFFICERS

Overview

The tables and narratives set forth below provide specified information concerning the compensation of our Named Executive Officers (NEOs) for the fiscal year ended June 30, 2019.

Summary Compensation Table

This table summarizes all compensation paid to or earned by our Fiscal 2019 NEOs for the years indicated to the extent they were serving as NEOs.

Name and Principal Position	Fiscal Year	Salary	Restricted Stock Awards	Options Awards	Non-equity incentive plan compensation	All Other Compensation	Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Timothy Crew (1)	2019	$735,000	$483,359	$141,002	$735,000	$40,635	$2,134,996
Chief Executive Officer	2018	350,539	400,016	400,003	126,252	52,971	1,329,781
	2017	—	—	—	—	—	—

Martin P. Galvan (2)	2019	$415,000	$364,823	$104,874	$249,000	$50,477	$1,184,174
Vice President of Finance and Chief Financial Officer	2018	415,000	207,505	24,997	86,730	29,513	763,745
	2017	415,000	104,786	27,119	—	21,841	568,746

Samuel Israel (3)	2019	$400,000	$300,969	$89,096	$240,000	$27,122	$1,057,187
Chief Legal Officer and General Counsel	2018	376,923	585,010	24,997	79,931	16,980	1,083,841
	2017	—	—	—	—	—	—

John Kozlowski (4)	2019	$325,000	$219,228	$64,894	$195,000	$47,199	$851,321
Chief of Staff and Strategy Officer	2018	325,000	171,624	—	67,921	31,769	596,314
	2017	—	—	—	—	—	—

John Abt	2019	$344,500	$144,249	$42,080	$206,700	$24,221	$761,750
Vice President and Chief Quality Operations Officer	2018	299,539	153,505	24,997	67,817	19,155	565,013
	2017	289,632	87,289	17,706	—	20,218	414,845

(1)         Mr. Crew joined the Company as CEO effective January 2, 2018.

(2)         Mr. Galvan will retire from the Company effective August 30, 2019.

(3)         Mr. Israel joined the Company as Chief Legal Officer and General Counsel effective July 15, 2017.\

(4)         Mr. Kozlowski became an NEO in Fiscal 2018.  Compensation is not shown for prior years when he was employed in a non-executive officer role.  He was appointed to the role of Vice President of Finance and Chief Financial Officer effective August 31, 2019.

All Other Compensation

The following summarizes the components of column (g) of the Summary Compensation Table above:

Name and Principal Position	Fiscal Year	Company Match Contributions 401(k) Plan	Auto Allowance	Pay in Lieu of Vacation	Wellness Benefit	Excess Life Insurance	Relocation Reimbursement	Total
Timothy Crew	2019	$5,655	$13,500	$16,962	$4,250	$268	$—	$40,635
Chief Executive Officer	2018	6,463	6,439	—	—	69	40,000	52,971
	2017	—	—	—	—	—	—	—

Martin P. Galvan	2019	$9,896	$10,800	$24,740	$4,250	$791	$—	$50,477
Vice President of Finance and Chief Financial Officer	2018	9,343	10,800	8,579	—	791	—	29,513
	2017	10,447	10,800	—	—	594	—	21,841

Samuel Israel	2019	$8,727	$10,800	$3,077	$4,250	$268	$—	$27,122
Chief Legal Officer and General Counsel	2018	6,615	10,177	—	—	188	—	16,980
	2017	—	—	—	—	—	—	—

John Kozlowski	2019	$9,556	$10,800	$22,500	$4,250	$93	$—	$47,199
Chief of Staff and Strategy Officer	2018	9,770	7,062	14,844	—	93	—	31,769
	2017	—	—	—	—	—	—	—

John Abt	2019	$9,033	$10,800	$—	$4,250	$138	$—	$24,221
Vice President and Chief Quality and Operations Officer	2018	8,217	10,800	—	—	138	—	19,155
	2017	9,275	10,800	—	—	143	—	20,218

Grants of Plan-Based Awards in Fiscal 2019

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of	All Other Option Awards: Number of Securities	Exercise or Base Price	Grant Date Fair Value of Stock and
Name	Grant Date	Threshold	Target	Maximum	Threshold ($)	Target ($)	Maximum ($)	Stocks or Units (#) (1) (2)	Underlying Options (#) (1)	of Option Awards	Options Awards (4)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	($/sh) (3)	(i)
Timothy Crew
Chief Executive Officer	7/30/2018				7,684	15,368	30,736				$271,860
	7/30/2018							17,336			$211,499
	7/30/2018								21,626	$12.20	$141,002

Martin P. Galvan
Vice President of Finance and Chief Financial Officer	7/30/2018				5,865	11,730	23,460				$207,504
	7/30/2018							12,895			$157,319
	7/30/2018								16,085	$12.20	$104,874

Samuel Israel
Chief Legal Officer and General Counsel	7/30/2018				4,730	9,459	18,918				$167,330
	7/30/2018							10,954			$133,639
	7/30/2018								13,665	$12.20	$89,096

John Kozlowski
Chief of Staff and Strategy Officer	7/30/2018				3,445	6,890	13,780				$121,884
	7/30/2018							7,979			$97,344
	7/30/2018								9,953	$12.20	$64,894

John Abt
Vice President and Chief Quality and Operations Officer	7/30/2018				2,293	4,586	9,172				$81,126
	7/30/2018							5,174			$63,123
	7/30/2018								6,454	$12.20	$42,080

(1)         Reflects grants made in Fiscal 2019 based on Fiscal 2018 performance.  All stock option and restricted stock grants vest in three equal annual increments.

(2)         The exercise price was equal to the Company’s closing stock price on the date of grant.

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

(4)         Grants to Mr. Galvan will fully vest upon termination of employment per the terms of his Separation Agreement.

Outstanding Equity Awards at 2019 Fiscal Year End

The following table sets forth information concerning the outstanding stock awards held at June 30, 2019 by each of the NEOs. The options were granted ten years prior to the option expiration date and vest over three years from that grant date.  Restricted shares vest three years from the date of grant.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Timothy Crew	10,701	21,402	—	$23.65	1/1/2028
Chief Executive Officer	—	21,626	—	$12.20	7/29/2028
						43,980	$266,519

Martin P. Galvan	40,000	—	—	$4.73	7/15/2021
Vice President of Finance and Chief Financial Officer	32,000	—	—	$4.16	10/25/2022
	50,000	—	—	$13.86	9/4/2023
	30,000	—	—	$34.77	8/11/2024
	8,990	—	—	$59.20	7/21/2025
	1,179	590	—	$31.30	7/26/2026
	919	1,840	—	$17.40	9/21/2027
	—	16,085	—	$12.20	7/29/2028
						34,168	$207,058

Samuel Israel	919	1,840	—	$17.40	9/21/2027
Chief Legal Officer and General Counsel	—	13,665	—	$12.20	7/29/2028
						39,403	$238,782

John Kozlowski	4,000	—	—	$4.16	10/25/2022
Chief of Staff and Strategy Officer	9,334	—	—	$13.86	9/4/2023
	4,200	—	—	$34.77	8/11/2024
	—	9,953	—	$12.20	7/29/2028
						22,709	$137,617

John Abt	1,970	—	—	$59.20	7/21/2025
Vice President and Chief Quality and Operations Officer	770	385	—	$31.30	7/26/2026
	919	1,840	—	$17.40	9/21/2027
	—	6,454	—	$12.20	7/29/2028
						17,300	$104,838

Options Exercised and Stock Vested During the Fiscal Year Ended June 30, 2019

The following table sets forth information concerning stock options exercised and stock awards that vested during Fiscal 2019 for each of the NEOs.

	Options		Stock Awards
	Number of Shares	Value	Number of	Value
Name and Principal Position	Acquired	Realized	Shares Acquired	Realized
(a)	On Exercise	on Exercise	on Vesting	on Vesting
Timothy Crew	—	$—	5,638	$30,163
Chief Executive Officer

Martin P. Galvan	—	$—	2,777	$28,154
Vice President of Finance and Chief Financial Officer

Samuel Israel	—	$—	6,074	$82,606
Chief Legal Officer and General Counsel

John Kozlowski	—	$—	5,614	$44,890
Chief of Staff and Strategy Officer

John Abt	—	$—	3,272	$26,164
Vice President and Chief Quality and Operations Officer

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

Effective August 30, 2019, the Company will enter into a Separation Agreement and General Release with Mr. Galvan, our Vice President of Finance and Chief Financial Officer, upon his termination of employment.  The agreement provides for separation payments totaling $622,500, equal to eighteen months of Mr. Galvan’s final base salary plus a pro rata target cash bonus for Fiscal 2020 of $41,500, payable in twelve monthly installments, beginning on November 28, 2019.  Mr. Galvan will also receive a pro rata cash retention bonus of $311,250, payable in December 2019.  The agreement also provides for full vesting of all unvested stock options and all other equity awards, plus health benefits continuation (via reimbursement of COBRA premiums) for up to eighteen months from the date of termination.  Mr. Galvan will agree to release the Company from any claims and to cooperate in the resolution of any issues pertaining to filings, investigations, or claims relating to events that occurred during his tenure with the Company.  He will also agree to various restrictive covenants during the eighteen-month period following his termination of employment.

Potential Payments upon Termination or Change in Control

The following table summarizes potential payments or benefits upon various termination of employment scenarios for our current NEOs as of fiscal year end and assumes that the relevant triggering event occurred on June 30, 2019.  The fair market values of share-based compensation (i.e. Stock Options and Restricted Stock) were calculated using the closing price of Lannett Company, Inc. stock ($6.06) on June 28, 2019, which was the last trading day of Fiscal 2019.  The “spread,” the difference between the fair market value of Lannett Company’s stock on June 28, 2019, and the option exercise price, was used for valuing stock options.

Name	Base Salary Continuation	Annual Cash Bonus	Acceleration and Exercisability Of Unvested Stock Option Awards	Acceleration Of Unvested Restricted Stock	Insurance Benefit Continuation	Other Benefits	Total
Timothy Crew
Without Cause/With Good Reason (1) (2)	$2,205,000	$735,000	$—	$266,519	$33,561	$4,096	$3,244,176

For Cause (3) (4)	$—	$735,000	$—	$—	$—	$4,096	$739,096

Retirement / Death / Disability (3)	$—	$735,000	$—	$—	$—	$4,096	$739,096

Change in Control (5)	$2,205,000	$735,000	$—	$266,519	$33,561	$4,096	$3,244,176

Martin P . Galvan
Without Cause/With Good Reason (1) (2)	$622,500	$249,000	$—	$207,058	$39,877	$5,680	$1,124,115

For Cause (3) (4)	$—	$249,000	$—	$—	$—	$5,680	$254,680

Retirement / Death / Disability (3)	$—	$249,000	$—	$—	$—	$5,680	$254,680

Change in Control (5)	$622,500	$249,000	$—	$207,058	$39,877	$5,680	$1,124,115

Samuel Israel
Without Cause/With Good Reason (1) (2)	$600,000	$240,000	$—	$238,782	$5,000	$3,336	$1,087,118
For Cause (3) (4)	$—	$240,000	$—	$—	$—	$3,336	$243,336

Retirement / Death / Disability (3)	$—	$240,000	$—	$—	$—	$3,336	$243,336

Change in Control (5)	$600,000	$240,000	$—	$238,782	$5,000	$3,336	$1,087,118

John Kozlowski
Without Cause/With Good Reason (1) (2)	$487,500	$195,000	$—	$137,617	$35,468	$6,136	$861,721
For Cause (3) (4)	$—	$195,000	$—	$—	$—	$6,136	$201,136

Retirement / Death / Disability (3)	$—	$195,000	$—	$—	$—	$6,136	$201,136

Change in Control (5)	$487,500	$195,000	$—	$137,617	$35,468	$6,136	$861,721

John Abt
Without Cause/With Good Reason (1) (2)	$516,750	$206,700	$—	$104,838	$51,621	$3,880	$883,789
For Cause (3) (4)	$—	$206,700	$—	$—	$—	$3,880	$210,580

Retirement / Death / Disability (3)	$—	$206,700	$—	$—	$—	$3,880	$210,580
Change in Control (5)	$516,750	$206,700	$—	$104,838	$51,621	$3,880	$883,789

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

CEO Pay Ratio Disclosure

As required by the Dodd-Frank Wall Street Reform and Consumer Protection Act and the regulations of the SEC, we are providing the following information about the annual total compensation of our employees and the annual total compensation of our current CEO, Timothy Crew.    For the year ended June 30, 2019, Mr. Crew’s total compensation, as reported in the Summary Compensation Table of this proxy, was $2,134,996 and total compensation for our median employee, as calculated in accordance with the requirements of Regulation S-K, was $57,000, resulting in a ratio of 37.5 to 1.  This pay ratio information has been calculated in a manner consistent with SEC regulations.

For purposes of determining the median employee for the fiscal year ending June 30, 2019, we determined that as of June 19, 2019, our employee population consisted of 1,028 individuals working at our company and its consolidated subsidiaries, including 1,024 in the U.S. and 4 located in Armenia. For purposes of identifying the median employee, we excluded all 4 workers in Armenia, who represent 0.4% of our total population, as permitted under SEC guidelines.  For each of the 1,023 U.S.-based employees (other than Mr. Crew), we used their annualized base salary and target cash and equity incentive awards as of June 19, 2019 as a consistently applied compensation measure to identify the median employee.  We used target cash and equity incentives since actual awards for Fiscal 2019 for each employee were not yet determined.  We annualized values for employees hired after July 1, 2018, the start of our fiscal year.

Because the SEC rules permit significant flexibility in terms of approaches used to calculate compensation and identify the median employee, comparisons among companies may not be very meaningful, even for companies within the same industry.

COMPENSATION OF DIRECTORS

Our Board of Directors is actively involved in providing strategic direction and fiduciary oversight to the Company. During Fiscal 2019 we had a total of seven Board members, which resulted in a significant workload for our directors, with our four independent directors serving on an average of three committees each.  Our Board of Directors held numerous meetings and teleconferences in Fiscal 2019 in carrying out its responsibilities.  The Board is actively involved in transactional due diligence, management succession planning, on-going reviews of business development activities and strategic initiatives to position the Company for future growth.  The Board also established a Special Committee to address the impact of the non-renewal of the JSP contract, which met eleven times during Fiscal 2019, and a Special Shareholder Demand Committee to address various shareholder demands against the Company, which met six times during Fiscal 2019.

For Fiscal 2019, our non-employee directors received a cash retainer of $90,000, payable in monthly increments of $7,500, for Board and committee service.  Mr. LePore also received an additional retainer of $20,000 for serving as our Independent Non-Employee Board Chairman, and Mr. Drabik received an additional retainer of $24,000 for his central role and work on the special committees and for continued, board leadership work.  No other cash retainers or meeting fees were provided other than meeting fees of $1,000 for each meeting held by the Special Shareholder Demand Committee during Fiscal 2019.

Board members receive annual equity grants to recognize their service during the prior fiscal year.  Grant levels may vary from year to year based on Company performance.  Based on the Company’s performance and the significant efforts and contributions of our directors in Fiscal 2018, in July 2018, each then-current non-employee Board member received an award of 16,195 common shares with a grant date value of $200,008, immediately vested at grant. Mr. Drabik received an additional 2,000 shares to recognize his efforts with the new CEO search during Fiscal 2018 which allowed for a seamless leadership transition from our former CEO to Mr. Crew.  These grants are shown in the table below, since they occurred in Fiscal 2019.  Based on the Company’s performance and the significant efforts and contributions of our directors in Fiscal 2019, in July 2019, each non-employee Board member received an award of 33,445 common shares with a grant date value of $200,001.  Grant date values for this grant will be reported in the director compensation table for Fiscal 2020, since the grant occurred after the end of Fiscal 2019.  As an executive director, Mr. Crew does not receive an additional grant for board service.

Effective in July 2014, the Board of Directors approved stock ownership guidelines for non-employee directors equal to three times their cash retainer.  Non-employee directors must meet required ownership levels within five years of first becoming subject to the guidelines and must hold 50% of all net after-tax shares from equity grants until ownership requirements are met (or 100% of such shares if ownership levels are not met by the end of the five-year compliance period).  All directors other than Mr. Paonessa, who joined the board in Fiscal 2016, and Mr. Chapman, who joined the board in Fiscal 2019, met required ownership levels as of the end of Fiscal 2019.

We maintain policies that prohibit Directors from pledging Lannett stock or engaging in activity considered hedging of our common stock, and none of our Directors has pledged Lannett stock as collateral for a personal loan or other obligations.

The following table shows compensation information for Fiscal 2019 for non-employee members of our Board of Directors.

DIRECTOR COMPENSATION

Name	Fees Earned	Stock Awards	Options Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation	All Other Compensation	Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Jeffrey Farber	$90,000	$200,008	—	—	—	—	$290,008

David Drabik	$117,000	$224,708	—	—	—	—	$341,708

Paul Taveira	$95,000	$200,008	—	—	—	—	$295,008

Albert Paonessa III	$90,000	$200,008	—	—	—	—	$290,008

Patrick LePore	$110,000	$200,008	—	—	—	—	$310,008

John Chapman	$95,000	$35,006	—	—	—	—	$130,006

James Maher	$15,000	$200,008	—	—	—	—	$215,008

(1)           Reflects grant date award value for equity grants received in Fiscal 2019 to recognize Board service in Fiscal 2018.

(2)           Mr. Chapman joined the Board effective July 1, 2018.

(3)           Mr. Maher retired from the Board in August 2018.

ITEM 12.                                         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of July 31, 2019, information regarding the security ownership of the directors and certain executive officers of the Company and persons known to the Company to be beneficial owners of more than five (5%) percent of the Company’s common stock.  Although grants of restricted stock under the Company’s 2011 and 2014 Long Term Incentive Plans (“LTIPs”) generally vest equally over time from the grant date, the restricted shares are included below because the voting rights with respect to such restricted stock are acquired immediately upon grant.

Name and Address of
Beneficial Owner /		Excluding Options (*)					Including Options (**)
Director / Executive Officer	Office	Shares Held Directly	Shares Held Indirectly	Total Shares		Percent of Class	Number of Shares		Percent of Class

John M. Abt 9000 State Road Philadelphia, PA 19136	VP and Chief Quality and Operations Officer	45,805	0	45,805	(1)	0.11%	52,920	(1),(2)	0.13%

Maureen Cavanaugh 9000 State Road Philadelphia, PA 19136	Senior VP & Chief Commercial Operations Officer	63,973	0	63,973	(3)	0.16%	63,973	(3)	0.16%

John Chapman 9000 State Road Philadelphia, PA 19136	Director	46,019	0	46,019		0.11%	46,019		0.11%

Timothy Crew 9000 State Road Philadelphia, PA 19136	Chief Executive Officer	181,884	0	181,884	(4)	0.45%	199,793	(4),(5)	0.49%

David Drabik 9000 State Road Philadelphia, PA 19136	Director	83,192	0	83,192		0.21%	83,192		0.20%

Robert Ehlinger 9000 State Road Philadelphia, PA 19136	VP and Chief Information Officer	46,912	0	46,912	(6)	0.12%	79,542	(6),(7)	0.20%

Jeffrey Farber 9000 State Road Philadelphia, PA 19136	Director	2,343,614	1,918,786	4,262,400	(8)	10.55%	4,262,400	(8)	10.48%

David Farber 9000 State Road Philadelphia, PA 19136		1,885,870	2,340,929	4,226,799	(9)	10.46%	4,226,799	(9)	10.39%

Martin Galvan 9000 State Road Philadelphia, PA 19136	VP of Finance and Chief Financial Officer	97,142	0	97,142	(10)	0.24%	278,021	(10),(11)	0.68%

Samuel H. Israel 9000 State Road Philadelphia, PA 19136	Chief Legal Officer and General Counsel	68,283	0	68,283	(12)	0.17%	74,677	(12),(13)	0.18%

John Kozlowski 9000 State Road Philadelphia, PA 19136	Chief of Staff & Strategy Officer	51,492	0	51,492	(14)	0.13%	72,343	(14),(15)	0.18%

Patrick G. Lepore 9000 State Road Philadelphia, PA 19136	Chairman of the Board, Director	176,340	0	176,340		0.44%	176,340		0.43%

Albert Paonessa, III 9000 State Road Philadelphia, PA 19136	Director	73,722	0	73,722		0.18%	73,722		0.18%

Melissa Rewolinski 9000 State Road Philadelphia, PA 19136	Director	5,785	0	5,785		0.01%	5,785		0.01%

Name and Address of
Beneficial Owner /		Excluding Options (*)				Including Options (**)
Director / Executive Officer	Office	Shares Held Directly	Shares Held Indirectly	Total Shares	Percent of Class	Number of Shares	Percent of Class
Paul Taveira 9000 State Road Philadelphia, PA 19136	Director	81,415	0	81,415	0.20%	81,415	0.20%

All directors and executive officers as a group (14 persons)		3,365,578	1,918,786	5,284,364	13.08%	5,550,142	13.65%

(1)     Includes 33,056 unvested shares received pursuant to restricted stock awards granted in November 2016, April 2018, July 2018 and July 2019.

(2)     Includes 1,970 vested options to purchase common stock at an exercise price of $59.20 per share, 1,155 vested options to purchase common stock at an exercise price of $31.30 per share, 1,839 vested options to purchase common stock at an exercise price of $17.40 and 2,151 vested options to purchase common stock at an exercise price of $12.20.

(3)     Includes 58,479 unvested shares received pursuant to restricted stock awards granted in May 2018 and July 2019.

(4)     Includes 152,424 unvested shares received pursuant to restricted stock awards granted in January 2018, July 2018 and July 2019.

(5)     Includes 10,701 vested options to purchase common stock at an exercise price of $23.65 per share and 7,208 vested options to purchase common stock at an exercise price of $12.20 per share.

(6)     Includes 19,950 unvested shares received pursuant to restricted stock awards granted in November 2016, July 2018 and July 2019.

(7)     Includes 11,667 vested options to purchase common stock at an exercise price of $13.86 per share, 10,000 vested options to purchase common stock at an exercise price of $34.77 per share, 6,300 vested options to purchase common stock at an exercise price of $59.20 per share, 968 vested options to purchase common stock at an exercise price of $31.30 per share, 1,839 vested options to purchase common stock at an exercise price of $17.40 per share and 1,856 vested options to purchase common stock at an exercise price of $12.20 per share.

(8)     Includes 1,075,128 shares held by the Jeffrey Farber Family Foundation which is managed by Jeffrey Farber.  Jeffrey Farber disclaims beneficial ownership of these shares.  Includes 30,000 shares held by the Jeffrey and Jennifer Farber Family Foundation which is managed by Jeffrey Farber.  Jeffrey Farber disclaims beneficial ownership of these shares.  Includes 528,142 shares held by Farber Family LLC (“FFLLC”) which is managed by Jeffrey and David Farber.  David Farber and Jeffrey Farber each disclaim beneficial ownership of these shares.  Includes 73,408 shares held by Jeffrey Farber as custodian for his children, 17,279 shares held as joint custodian with David Farber for a relative, and also includes 38,000 shares held by Farber Investment Company (“FIC”).  Jeffrey Farber and David Farber each beneficially own 25% of FIC and each disclaim beneficial ownership of all but 9,500 shares held by FIC.  Includes 156,829 shares held by a Grantor Retained Annuity Trust, in which Jeffrey Farber is the trustee.

(9)     Includes 854,443 shares held by the David and Nancy Family Foundation and 574,760 shares held by the David and Nancy Philanthropic foundation.  David Farber disclaims beneficial ownership of these shares.  Includes 528,142 shares held by FFLLC which is managed by Jeffrey and David Farber.  David Farber and Jeffrey Farber each disclaim beneficial ownership of these shares.  Includes 180,145 shares held by David Farber as joint custodian with his children, 148,160 shares held as trustee for his children and 17,279 shares held as joint custodian with Jeffrey Farber for a relative.  David Farber disclaims beneficial ownership of these shares.  Also includes 38,000 shares held by FIC.  Jeffrey Farber and David Farber each beneficially own 25% of FIC and each disclaim beneficial ownership of all but 9,500 shares held by FIC.

(10)   Includes 57,171 unvested shares received pursuant to restricted stock awards granted in November 2016, July 2018 and July 2019.

(11)   Includes 40,000 vested options to purchase common stock at an exercise price of $4.73 per share, 32,000 vested options to purchase common stock at an exercise price of $4.16 per share, 50,000 vested options to purchase common stock at an exercise price of $13.86 per share, 40,000 vested options to purchase common stock at an exercise price of $34.77 per share and 8,990 vested options to purchase common stock at an exercise price of $59.20 per share, 1,769 vested options to purchase common stock at an exercise price of $31.30 per share, 2,759 vested options to purchase common stock at an exercise price of $17.40 per share, and 5,361 vested options to purchase common stock at an exercise price of $12.20 per share.

(12)   Includes 53,588 unvested shares received pursuant to restricted stock awards granted in July 2017, July 2018 and July 2019.

(13)   Includes 1,839 vested options to purchase common stock at an exercise price of $17.40 per share and 4,555 vested options to purchase common stock at an exercise price of $12.20 per share

(14)   Includes 39,915 unvested shares received pursuant to restricted stock awards granted in November 2016, September 2017, October 2017, July 2018 and July 2019.

(15)   Includes 4,000 vested options to purchase common stock at an exercise price of $4.16 per share, 9,334 vested options to purchase common stock at an exercise price of $13.86 per share, 4,200 vested options to purchase common stock at an exercise price of $34.77 per share and 3,317 vested options to purchase common stock at an exercise price of $12.20 per share.

*   Percent of class calculation is based on 40,405,663 outstanding shares of common stock at July 31, 2019.

** Assumes that all options exercisable within sixty days after July 31, 2019 have been exercised.

The following table sets forth, as of July 31, 2019, information regarding the names and addresses of the shareholders known to the Company to be beneficial owners of more than five (5%) percent of the Company’s common stock.

Name and Address of Beneficial Owner	Number of Shares		Percent of Class

BlackRock, Inc. 55 East 52nd Street New York, NY 10055	4,765,936	(1)	12.1%

D.E. Shaw & Co., L.P. 1166 Avenue of the Americas, 9th Floor, 6th Ave New York, NY 10036	3,154,618	(2)	8.60%

LSV Asset Management 155 N Upper Wacker Dr Chicago, IL 60606	2,092,352	(3)	5.37%

(1)                                 Based on Schedule 13G/A filed by Blackrock, Inc. with the SEC on January 31, 2019, Blackrock, Inc. has sole voting power over 4,716,168 shares, shared voting power over 0 shares, sole dispositive power over 4,765,936 shares and shared dispositive power over 0 shares.

(2)                                 Based on Schedule 13G filed by D.E. Shaw & Co., L.P. with the SEC on August 9, 2019, D.E. Shaw & Co., L.P. has sole voting power over 0 shares, shared voting power over 3,154,618 shares, sole dispositive power over 0 shares and shared dispositive power over 3,375,318 shares.

(3)                                 Based on Schedule 13G/A filed by LSV Asset Management with the SEC on February 13, 2019, LSV Asset Management has sole voting power over 1,208,163 shares, shared voting power over 0 shares, sole dispositive power over 2,092,352 shares and shared dispositive power over 0 shares.

Equity Compensation Plan Information

The following table summarizes the equity compensation plans as of June 30, 2019:

(In thousands, except for weighted average exercise price) Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation plans approved by security holders	572	$17.56	2,784
Equity Compensation plans not approved by security holders	—	—	—
Total	572	$17.56	2,784

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

The Company had net sales of $3.8 million, $3.9 million and $3.7 million during the fiscal years ended June 30, 2019, 2018 and 2017, respectively, to a generic distributor, Auburn Pharmaceutical Company (“Auburn”).  Jeffrey Farber, a current board member, is the owner of Auburn, which is a member of the Premier Buying Group.  Accounts receivable includes amounts due from Auburn of $1.2 million and $0.6 million at June 30, 2019 and 2018, respectively.

The Company also had net sales of $2.4 million and $1.9 million during the fiscal years ended June 30, 2019 and 2018 to a generic distributor, KeySource Medical (“KeySource”), which is a member of the OptiSource Buying Group.  Albert Paonessa, a current board member, was appointed the CEO of KeySource in May 2017.  Accounts receivable includes amounts due from KeySource of $0.7 million and $0.5 million as of June 30, 2019 and 2018.

The Company incurred expenses totaling $0.4 million and $0.3 million during the fiscal years ended June 30, 2019 and June 30, 2018, respectively, for online medical benefit services provided by a subsidiary of a variable interest entity.  See Note 12 “Commitments” for more information.  There were no amounts due to the variable interest entity as of June 30, 2019. The liability was not material to the financial position of the Company as of June 30, 2018.

As part of its review, the Audit Committee noted that the amount of net sales to Auburn approximated 0.6% of total net sales during the fiscal years ended June 30, 2019, 2018 and 2017, respectively.  The Audit Committee also noted that the amount of net sales to KeySource approximated 0.4% and 0.3% of total net sales during each of the fiscal years ended June 30, 2019 and 2018, respectively.

The Audit Committee reviewed an analysis of sales prices charged to Auburn and KeySource, which compared the average sales prices by product for Auburn, which is a member of the Premier Buying Group, and KeySource, which is a member of the OptiSource Buying Group, sales to the average sales prices by product to other Lannett customers during the same period.  As a result of this analysis, the Audit Committee ratified the net sales made to Auburn and KeySource during the fiscal years ended June 30, 2019, 2018 and 2017.

ITEM 14.                                         PRINCIPAL ACCOUNTANT FEES AND SERVICES

Grant Thornton LLP served as the independent auditors of the Company during Fiscal 2019, 2018 and 2017.  No relationship exists, other than the usual relationship between independent public accountant and client.  The following table identifies the fees incurred for services rendered by Grant Thornton LLP in Fiscal 2019, 2018 and 2017.

(In thousands)	Audit Fees	Audit-Related	Tax Fees (1)	All Other Fees (2)	Total Fees

Fiscal 2019:	$1,409	$—	$193	$7	$1,609
Fiscal 2018:	$1,586	$—	$180	$26	$1,792
Fiscal 2017:	$1,502	$—	$167	$—	$1,669

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

ITEM 15.                                         EXHIBITS, FINANCIAL STATEMENT SCHEDULE

1.                                      Consolidated Financial Statements:

See accompanying Index to Consolidated Financial Statements.

2.                    Consolidated Financial Statement Schedule:

Lannett Company, Inc.

Schedule II - Valuation and Qualifying Accounts

For the years ended June 30:

Description (In thousands)	Balance at Beginning of Fiscal Year	Charged to (Reduction of) Expense	Deductions	Balance at End of Fiscal Year

Allowance for Doubtful Accounts
2019	$1,308	$869	$(955)	$1,222
2018	796	1,560	(1,048)	1,308
2017	610	186	—	796

Deferred Tax Asset Valuation Allowance
2019	$8,120	$5,429	$—	$13,549
2018	6,391	1,729	—	8,120
2017	3,927	2,464	—	6,391

3.                                      Exhibits:

Those exhibits marked with a (*) refer to management contracts or compensatory plans or arrangements.

Exhibit Number	Description	Method of Filing

2.1	Stock Purchase Agreement by and among Lannett Company, Inc., Rohit Desai, the RD Nevada Trust, Silarx Pharmaceuticals, Inc. and Stoneleigh Realty, LLC, dated as of May 15, 2015	Incorporated by reference to Exhibit 2.1 on Form 8-K dated May 18, 2015

2.2	Stock Purchase Agreement among UCB S.A., UCB Manufacturing, Inc. and Lannett Company, Inc. dated as of September 2, 2015	Incorporated by reference to Exhibit 2.2 on Form 8-K dated September 4, 2015

2.3	Amendment No. 2 to Stock Purchase Agreement	Incorporated by reference to Exhibit 2.3 on Form 8-K dated December 2, 2015

3.1	Certificate of Incorporation	Incorporated by reference to the Proxy Statement filed with respect to the Annual Meeting of Shareholders held on December 6, 1991 (the “1991 Proxy Statement”).

3.2	By-Laws, as amended	Incorporated by reference to the 1991 Proxy Statement.

3.3	Amendment No. 1 to Amended and Restated By-Laws	Incorporated by reference to Exhibit 3.3 on Form 8-K dated January 16, 2014

3.4	Amendment No. 2 to Amended and Restated By-Laws	Incorporated by reference to Exhibit 3.4 on Form 8-K dated July 17, 2014

3.5	Updated and Amended Certificate of Incorporation	Incorporated by reference to Exhibit 3.5 to the Annual Report on 2014 Form 10-K

3.6	Updated and Amended By-Laws	Incorporated by reference to Exhibit 3.6 to the Annual Report on 2014 Form 10-K

3.7	Amended and Restated Bylaws of Lannett Company Inc., as amended through January 21, 2015.	Incorporated by reference to Exhibit 3.7 on Form 8-K dated April 3, 2015

3.8	Amended and Restated Bylaws of Lannett Company Inc., as amended through July 6, 2015.	Incorporated by reference to Exhibit 3.8 on Form 8-K dated July 9, 2015

4	Specimen Certificate for Common Stock	Incorporated by reference to Exhibit 4(a) to Form 8 dated April 23, 1993 (Amendment No. 3 to Form 10-KSB for Fiscal 1992) (“Form 8”)

4.1	Lannett Company, Inc. Indenture. Wilmington Trust, National Association, Providing for the Issuance of Notes in Series	Incorporated by reference to Exhibit 4.1 on Form 8-K dated December 2, 2015

4.2	First Supplemental Indenture dated as of November 25, 2015	Incorporated by reference to Exhibit 4.2 on Form 8-K dated December 2, 2015

4.3	Supplemental Indenture in Respect of Subsidiary Guarantee	Incorporated by reference to Exhibit 4.3 on Form 8-K dated December 2, 2015

4.4	Description of Capital Stock of Lannett Company, Inc.	Attached hereto

Exhibit Number	Description	Method of Filing

10.1	Line of Credit Note dated March 11, 1999 between the Company and First Union National Bank	Incorporated by reference to Exhibit 10(ad) to the Annual Report on 1999 Form 10-KSB

10.2	Philadelphia Authority for Industrial Development Taxable Variable Rate Demand/Fixed Rate Revenue Bonds, Series of 1999	Incorporated by reference to Exhibit 10(ae) to the Annual Report on 1999 Form 10-KSB

10.3	Philadelphia Authority for Industrial Development Tax-Exempt Variable Rate Demand/Fixed Revenue Bonds (Lannett Company, Inc. Project) Series of 1999	Incorporated by reference to Exhibit 10(af) to the Annual Report on 1999 Form 10-KSB

10.4	Letter of Credit and Agreements supporting bond issues between the Company and First Union National Bank	Incorporated by reference to Exhibit 10(ag) to the Annual Report on 1999 Form 10-KSB

10.5*	2003 Stock Option Plan	Incorporated by reference to the Proxy Statement for Fiscal Year Ending June 30, 2002

10.6*	Employment Agreement with Kevin Smith	Incorporated by reference to Exhibit 10.6 to the Annual Report on 2003 Form 10-KSB

10.7*	Employment Agreement with Arthur Bedrosian	Incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q dated May 12, 2004.

10.9	Agreement between Lannett Company, Inc and Siegfried (USA), Inc.	Incorporated by reference to Exhibit 10.9 to the Annual Report on 2003 Form 10-KSB

10.10	Agreement between Lannett Company, Inc and Jerome Stevens Pharmaceuticals, Inc.	Incorporated by reference to Exhibit 2.1 to Form 8-K dated May 5, 2004

10.11*	Terms of Employment Agreement with Stephen J. Kovary	Incorporated by reference to Exhibit 10.11 to the Annual Report on 2009 Form 10-K

10.12	Agreement of Sale Between Anvil Construction Company, Inc. and Lannett Company, Inc.	Incorporated by reference to Exhibit 10.12 to the Annual Report on 2009 Form 10-K

10.13*	2006 Long Term Incentive Plan	Incorporated by reference to the Proxy Statement dated January 5, 2007

10.15*	2011 Long Term Incentive Plan	Incorporated by reference to the Proxy Statement dated January 19, 2011

10.16*	Terms of Employment Agreement with Martin P. Galvan	Incorporated by reference to Exhibit 10.1 on Form 8-K dated August 11, 2011

10.17	Amended and Restated Loan Agreement dated April 29, 2011 between the Company and Wells Fargo Bank, N.A.	Incorporated by reference to Exhibit 10.17 to the Annual Report on 2011 Form 10-K

10.18	Loan Agreement dated May 26, 2011 between the Company, the Pennsylvania Industrial Development Authority (“PIDA”) and PIDC Financing Corporation	Incorporated by reference to Exhibit 10.18 to the Annual Report on 2011 Form 10-K

10.19*	Second Amended and Restated Employment Agreement of Arthur P. Bedrosian	Incorporated by reference to Exhibit 10.19 on Form 8-K dated January 3, 2013

10.20*	Amended and Restated Employment Agreement of Martin P. Galvan	Incorporated by reference to Exhibit 10.20 on Form 8-K dated January 3, 2013

Exhibit Number	Description	Method of Filing

10.21*	Amended and Restated Employment Agreement of William F. Schreck	Incorporated by reference to Exhibit 10.21 on Form 8-K dated January 3, 2013

10.22*	Amended and Restated Employment Agreement of Kevin Smith	Incorporated by reference to Exhibit 10.22 on Form 8-K dated January 3, 2013

10.23*	Amended and Restated Employment Agreement of Ernest J. Sabo	Incorporated by reference to Exhibit 10.23 on Form 8-K dated January 3, 2013

10.24*	Amended and Restated Employment Agreement of Robert Ehlinger	Incorporated by reference to Exhibit 10.24 on Form 8-K dated January 3, 2013

10.25	Amendment to Agreement dated March 23, 2004 by and between Lannett Company, Inc. and Jerome Stevens Pharmaceuticals, Inc.	Incorporated by reference to Exhibit 10.25 on Form 8-K dated August 19, 2013

10.26	Credit Agreement dated as of December 18, 2013 among Lannett Company Inc., as the Borrower, Certain Financial Institutions as the Lenders and Citibank, N.A., as Administrative Agent	Incorporated by reference to Exhibit 10.26 on Form 8-K dated December 19, 2013

10.27	Guaranty and Security Agreement dated as of December 18, 2013, among Lannett Company, Inc., the Subsidiaries of Lannett Company, Inc. identified therein and Citibank, N.A., as Administrative Agent	Incorporated by reference to Exhibit 10.27 on Form 8-K dated December 19, 2013

10.28*	Employment Agreement of Michael Bogda dated December 1, 2014	Incorporated by reference to Exhibit 10.28 on Form 8-K dated December 5, 2014

10.29

Lender Joinder and First Amendment to Credit Agreement dated as of April 21, 2015 among Lannett Company, Inc., as the Borrower, Certain Financial Institutions as the Lenders and Citibank, N.A., as Administrative Agent

Incorporated by reference to Exhibit 10.29 on Form 8-K dated April 24, 2015

10.30*	Employment Agreement of John Abt	Incorporated by reference to Exhibit 10.30 on Form 10-Q dated May 8, 2015

10.31*	Employment Agreement of Rohit Desai	Incorporated by reference to Exhibit 10.31 to the Annual Report on 2015 Form 10-K

10.32*	Employment Agreement of Dr. Mahendra Dedhiya	Incorporated by reference to Exhibit 10.32 to the Annual Report on 2015 Form 10-K

10.33	Project Orion Commitment Letter	Incorporated by reference to Exhibit 10.33 on Form 8-K dated September 4, 2015

10.34*	Separation Agreement and General Release between William F. Schreck and Lannett Company, Inc., dated September 11, 2015	Incorporated by reference to Exhibit 10.34 on Form 8-K dated September 15, 2015

10.35	Project Orion Amended and Restated Commitment Letter	Incorporated by reference to Exhibit 10.35 on Form 8-K dated September 25, 2015

10.36	Credit and Guaranty Agreement dated as of November 25, 2015	Incorporated by reference to Exhibit 10.36 on Form 8-K dated December 2, 2015

10.37	Credit Agreement Joinder	Incorporated by reference to Exhibit 10.37 on Form 8-K dated December 2, 2015

Exhibit Number	Description	Method of Filing

10.38	Pledge and Security Agreement dated as of November 25, 2015	Incorporated by reference to Exhibit 10.38 on Form 8-K dated December 2, 2015

10.39	Supplement No. 1 to the Pledge and Security Agreement	Incorporated by reference to Exhibit 10.39 on Form 8-K dated December 2, 2015

10.40	Warrant to Purchase Common Stock	Incorporated by reference to Exhibit 10.40 on Form 8-K dated December 2, 2015

10.41	Registration Rights Agreement	Incorporated by reference to Exhibit 10.41 on Form 8-K dated December 2, 2015

10.42*	Separation Agreement and General Release between Michael Bogda and Lannett Company, Inc., dated April 11, 2016	Incorporated by reference to Exhibit 10.42 on Form 8-K dated April 12, 2016

10.43	Amendment No. 1 to Credit and Guaranty Agreement dated June 17, 2016	Incorporated by reference to Exhibit 10.43 on Form 8-K dated June 20, 2016

10.44	Amendment No. 2 to Credit and Guaranty Agreement dated June 17, 2016	Incorporated by reference to Exhibit 10.44 on Form 8-K dated June 20, 2016

10.45*	Employment Agreement of Samuel H. Israel	Incorporated by reference to Exhibit 10.45 on Form 8-K dated July 19, 2017

10.46*	Restated Employment Agreement of John Kozlowski dated October 26, 2017	Incorporated by reference to Exhibit 10.46 on Form 8-K dated November 1, 2017

10.47*	Employment Agreement of Timothy C. Crew effective as of January 2, 2018	Incorporated by reference to Exhibit 10.47 on Form 8-K dated December 21, 2017

10.48*	Separation Agreement and General Release by and between Arthur P. Bedrosian and Lannett Company, Inc. dated January 19, 2018	Incorporated by reference to Exhibit 10.48 on Form 8-K dated January 24, 2018

10.49*	Addendum to Employment Agreement of Timothy C. Crew dated March 28, 2018	Incorporated by reference to Exhibit 10.49 on Form 8-K dated April 2, 2018

10.50*	Employment Agreement of Maureen M. Cavanaugh effective as of May 7, 2018	Incorporated by reference to Exhibit 10.50 on Form 8-K dated April 23, 2018

10.51*	Separation Agreement and General Release by and between Kevin Smith and Lannett Company, Inc. dated June 20, 2018	Incorporated by reference to Exhibit 10.51 on Form 8-K dated June 22, 2018

10.52	Amendment No. 3 to the Credit and Guaranty Agreement, dated as of December 10, 2018, by and among Lannett Company, Inc., Morgan Stanley Senior Funding, Inc., and each lender party thereto.	Incorporated by reference to Exhibit 10.52 on Form 8-K dated December 12, 2018

10.53*	Form of Retention Plan Bonus Letter	Incorporated by reference to Exhibit 10.53 on Form 8-K dated December 18, 2018

Exhibit Number	Description	Method of Filing

10.54	Amneal Distribution and Transition Support Agreement	Incorporated by reference to Exhibit 10.54 on Form 10-Q dated February 7, 2019

10.55*	Separation Agreement and General Release by and between Martin Galvan and Lannett Company, Inc. dated May 22, 2019	Incorporated by reference to Exhibit 10.55 on Form 8-K dated May 24, 2019

10.56*	Second Amendment to Restated Employment Agreement of John Kozlowski, dated as of July 31, 2019	Incorporated by reference to Exhibit 10.56 on Form 8-K dated August 1, 2019

21.1	Subsidiaries of the Company	Filed Herewith

23.1	Consent of Grant Thornton, LLP	Filed Herewith

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Extension Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANNETT COMPANY, INC.

Date:	August 28, 2019	By:	/s/ Timothy C. Crew
Timothy C. Crew,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	August 28, 2019	By:	/s/ Martin P. Galvan
Martin P. Galvan,
Vice President of Finance and Chief Financial Officer

Date:	August 28, 2019	By:	/s/ G. Michael Landis
G. Michael Landis,
Senior Director of Finance and Treasurer,
Principal Accounting Officer

Date:	August 28, 2019	By:	/s/ Patrick G. LePore
Patrick G. LePore,
Director, Chairman of the Board of Directors

Date:	August 28, 2019	By:	/s/ Timothy C. Crew
Timothy C. Crew,
Director, Chief Executive Officer

Date:	August 28, 2019	By:	/s/ David Drabik
David Drabik,
Director, Chairman of Governance and Nominating Committee

Date:	August 28, 2019	By:	/s/ Paul Taveira
Paul Taveira,
Director, Chairman of Compensation Committee

Date:	August 28, 2019	By:	/s/ Melissa Rewolinski
Melissa Rewolinski,
Director

Date:	August 28, 2019	By:	/s/ John C. Chapman
John C. Chapman,
Director, Chairman of Audit Committee

Date:	August 28, 2019	By:	/s/ Albert Paonessa III
Albert Paonessa III,
Director, Chairman of Strategic Planning Committee

Date:	August 28, 2019	By:	/s/ Jeffrey Farber
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

Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013) in conducting its assessment as of June 30, 2019.  As a result of this assessment, management has concluded that, as of June 30, 2019, the Company’s internal control over financial reporting is effective.

The Company’s independent registered public accounting firm, Grant Thornton, LLP, has issued its report on the effectiveness of the Company’s internal control over financial reporting as of June 30, 2019.  Grant Thornton LLP’s opinion on the Company’s internal control over financial reporting appears on page 100 of this Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Lannett Company, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Lannett Company, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2019, and the related notes and financial statement schedule included under Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of June 30, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated August 28, 2019 expressed an unqualified opinion.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
August 28, 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Lannett Company, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Lannett Company, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended June 30, 2019, and our report dated August 28, 2019 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Iselin, New Jersey
August 28, 2019

LANNETT COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2019	June 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$140,249	$98,586
Accounts receivable, net	164,752	252,651
Inventories	143,971	141,635
Prepaid income taxes	—	15,159
Assets held for sale	9,671	13,976
Other current assets	13,606	4,863
Total current assets	472,249	526,870
Property, plant and equipment, net	186,670	233,247
Intangible assets, net	411,229	424,425
Goodwill	—	339,566
Deferred tax assets	109,305	22,063
Other assets	7,960	29,133
TOTAL ASSETS	$1,187,413	$1,575,304

LIABILITIES
Current liabilities:
Accounts payable	$13,493	$56,767
Accrued expenses	5,805	7,425
Accrued payroll and payroll-related expenses	19,924	7,819
Rebates payable	46,175	49,400
Royalties payable	16,215	5,955
Restructuring liability	2,315	6,706
Other current liabilities	3,652	—
Income tax payable	2,198	—
Short-term borrowings and current portion of long-term debt	66,845	66,845
Total current liabilities	176,622	200,917
Long-term debt, net	662,203	772,425
Other liabilities	14,547	3,047
TOTAL LIABILITIES	853,372	976,389
Commitments and contingencies (Note 11 and 12)

STOCKHOLDERS’ EQUITY
Common stock ($0.001 par value, 100,000,000 shares authorized; 38,969,518 and 38,256,839 shares issued; 38,010,714 and 37,380,517 shares outstanding at June 30, 2019 and 2018, respectively)	39	38
Additional paid-in capital	317,023	306,817
Retained earnings	32,075	306,464
Accumulated other comprehensive loss	(615)	(515)
Treasury stock (958,804 and 876,322 shares at June 30, 2019 and 2018, respectively)	(14,481)	(13,889)
Total stockholders’ equity	334,041	598,915
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,187,413	$1,575,304

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Fiscal Year Ended June 30,
	2019	2018	2017

Net sales	$655,407	$684,563	$637,341
Settlement agreement	—	—	(4,000)
Total net sales	655,407	684,563	633,341
Cost of sales	379,601	363,729	300,030
Amortization of intangibles	32,196	32,128	32,098
Gross profit	243,610	288,706	301,213
Operating expenses:
Research and development expenses	38,807	29,196	42,073
Selling, general and administrative expenses	87,648	82,196	73,477
Acquisition and integration-related expenses	—	83	3,965
Restructuring expenses	4,095	7,061	7,168
Loss on sale of intangible asset	—	15,514	—
Asset impairment charges	375,381	24,960	88,084
Total operating expenses	505,931	159,010	214,767
Operating income (loss)	(262,321)	129,696	86,446
Other income (loss):
Loss on extinguishment of debt	(448)	—	—
Investment income	3,166	4,753	3,768
Interest expense	(84,624)	(85,634)	(89,420)
Other	(2,018)	2,278	(244)
Total other loss	(83,924)	(78,603)	(85,896)
Income (loss) before income taxes	(346,245)	51,093	550
Income tax expense (benefit)	(74,138)	22,403	1,097
Net income (loss)	(272,107)	28,690	(547)
Less: Net income attributable to noncontrolling interest	—	—	34
Net income (loss) attributable to Lannett Company, Inc.	$(272,107)	$28,690	$(581)

Earnings (loss) per common share attributable to Lannett Company, Inc.:
Basic	$(7.20)	$0.77	$(0.02)
Diluted	$(7.20)	$0.75	$(0.02)

Weighted average common shares outstanding:
Basic	37,779,812	37,127,306	36,812,524
Diluted	37,779,812	38,162,514	36,812,524

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Fiscal Year Ended June 30,
	2019	2018	2017

Net income (loss)	$(272,107)	$28,690	$(547)
Other comprehensive income (loss), before taxes:
Foreign currency translation gain (loss)	(100)	(293)	73
Total other comprehensive income (loss), net of taxes	(100)	(293)	73
Comprehensive income (loss)	(272,207)	28,397	(474)
Less: Total comprehensive income attributable to noncontrolling interest	—	—	34
Comprehensive income (loss) attributable to Lannett Company, Inc.	$(272,207)	$28,397	$(508)

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

	Stockholders’ Equity Attributable to Lannett Company Inc.
					Accumulated		Stockholders’
	Common Stock		Additional		Other		Equity		Total
	Shares		Paid-In	Retained	Comprehensive	Treasury	Attributable to	Noncontrolling	Stockholders’
	Issued	Amount	Capital	Earnings	Income (loss)	Stock	Lannett Co., Inc.	Interest	Equity

Balance, June 30, 2016	37,150	$37	$283,301	$278,355	$(295)	$(7,349)	$554,049	$408	$554,457

Shares issued in connection with share-based compensation plans	378	—	2,818	—	—	—	2,818	—	2,818
Share-based compensation	—	—	7,719	—	—	—	7,719	—	7,719
Purchase of noncontrolling interest	—	—	(1,058)	—	—	—	(1,058)	(442)	(1,500)
Purchase of treasury stock	—	—	—	—	—	(1,898)	(1,898)	—	(1,898)
Other comprehensive income, net of income tax	—	—	—	—	73	—	73	—	73
Net loss	—	—	—	(581)	—	—	(581)	34	(547)

Balance, June 30, 2017	37,528	$37	$292,780	$277,774	$(222)	$(9,247)	$561,122	$—	$561,122

Shares issued in connection with share-based compensation plans	729	1	4,141	—	—	—	4,142	—	4,142
Share-based compensation	—	—	9,896	—	—	—	9,896	—	9,896
Purchase of treasury stock	—	—	—	—	—	(4,642)	(4,642)	—	(4,642)
Other comprehensive loss, net of income tax	—	—	—	—	(293)	—	(293)	—	(293)
Net income	—	—	—	28,690	—	—	28,690	—	28,690

Balance, June 30, 2018	38,257	$38	$306,817	$306,464	$(515)	$(13,889)	$598,915	$—	$598,915
Shares issued in connection with share-based compensation plans	713	1	1,179	—	—	—	1,180	—	1,180
Share-based compensation	—	—	9,027	—	—	—	9,027	—	9,027
Purchase of treasury stock	—	—	—	—	—	(592)	(592)	—	(592)
Other comprehensive loss, net of income tax	—	—	—	—	(100)	—	(100)	—	(100)
ASC 606 adjustment	—	—	—	(2,282)	—	—	(2,282)	—	(2,282)
Net loss	—	—	—	(272,107)	—	—	(272,107)	—	(272,107)

Balance, June 30, 2019	38,970	$39	$317,023	$32,075	$(615)	$(14,481)	$334,041	$—	$334,041

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended June 30,
	2019	2018	2017
OPERATING ACTIVITIES:
Net income (loss)	$(272,107)	$28,690	$(547)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	55,594	55,115	55,340
Deferred income tax expense (benefit)	(87,242)	30,690	(305)
Share-based compensation	9,027	9,896	7,719
Asset impairment charges	375,381	24,960	88,084
Loss on sale/disposal of assets	1,559	848	290
Loss (gain) on investment securities	—	(3,313)	(2,914)
Loss on extinguishment of debt	448	—	—
Loss on sale of intangible asset	—	15,514	—
Amortization of debt discount and other debt issuance costs	17,641	21,866	20,577
Other noncash expenses	2,579	5	1,889
Changes in assets and liabilities which provided (used) cash, net of acquisitions:
Accounts receivable, net	84,949	(48,585)	1,701
Inventories	(2,336)	(19,031)	(7,700)
Prepaid income taxes/Income taxes payable	18,319	2,174	(17,748)
Other assets	2,643	(2,287)	1,916
Rebates payable	(3,225)	4,807	14,369
Royalties payable	10,260	2,940	(2,112)
Restructuring liability	(4,391)	1,275	1,301
Settlement liability	—	—	1,000
Accounts payable	(43,274)	(4,953)	5,000
Accrued expenses	(1,620)	(5,074)	3,252
Accrued payroll and payroll-related expenses	12,105	2,986	(5,739)
Net cash provided by operating activities	176,310	118,523	165,373
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(24,340)	(52,316)	(48,694)
Proceeds from sale of property, plant and equipment	14,450	28	112
Proceeds from sale of outstanding loan to Variable Interest Entity (“VIE”)	5,600	—	—
Advance to VIE	—	(10,254)	—
Purchases of intangible assets	(3,000)	(19,038)	—
Proceeds from sale of investment securities	—	94,047	67,828
Purchase of investment securities	—	(63,643)	(77,911)
Net cash used in investing activities	(7,290)	(51,176)	(58,665)
FINANCING ACTIVITIES:
Repayments of short-term borrowings and long-term debt	(126,743)	(85,705)	(178,233)
Purchase of noncontrolling interest	—	—	(1,500)
Acquisition-related contingent consideration	—	—	(35,000)
Proceeds from issuance of stock	1,180	4,142	2,818
Payment of debt issuance costs	(1,102)	—	—
Purchase of treasury stock	(592)	(4,642)	(1,898)
Net cash used in financing activities	(127,257)	(86,205)	(213,813)
Effect on cash and cash equivalents of changes in foreign exchange rates	(100)	(293)	73
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	41,663	(19,151)	(107,032)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	98,586	117,737	224,769
CASH AND CASH EQUIVALENTS, END OF PERIOD	$140,249	$98,586	$117,737

	Fiscal Year Ended June 30,
	2019	2018	2017
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid (net of amounts capitalized of $0, $1.6 million and $1.3 million for the years ended June 30, 2019, 2018 and 2017, respectively)	$66,750	$63,563	$67,115
Income taxes paid (refunded)	$(4,641)	$(6,559)	$19,150
Credits issued pursuant to Settlement Agreement	$—	$17,000	$5,000
Andor Pharmaceuticals, LLC (“Andor”) License Agreement acquisition	$16,000	$—	$—
Accrued purchases of property, plant and equipment	$765	$3,572	$446

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

The Company operates pharmaceutical manufacturing plants in Carmel, New York and Seymour, Indiana.  The Company’s customers include generic pharmaceutical distributors, drug wholesalers, chain drug stores, private label distributors, mail-order pharmacies, other pharmaceutical manufacturers, managed care organizations, hospital buying groups, governmental entities and health maintenance organizations.  In the second quarter of Fiscal 2019, the Company ceased manufacturing functions at its State Road facility in Philadelphia, Pennsylvania.  The Company discontinued distribution from its Townsend Road facility in Philadelphia, Pennsylvania as of January 31, 2019.  The Company has entered into an agreement to sell its Townsend Road facility and expects to finalize the sale in the first quarter of Fiscal 2020.

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

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates and assumptions are required in the determination of revenue recognition specifically for variable consideration related to sales deductions for estimated chargebacks, rebates, returns and other adjustments including a provision for the Company’s liability under the Medicare Part D program.  Additionally, significant estimates and assumptions are required when determining the fair value of long-lived assets, including goodwill and intangible assets, income taxes, contingencies and share-based compensation.

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

Investment securities

The Company’s investment securities consisted of publicly-traded equity securities which are classified as trading investments.  Investment securities are recorded at fair value based on quoted market prices from broker or dealer quotations or transparent pricing sources at each reporting date.  Realized and unrealized gains and losses are included in the Consolidated Statements of Operations under Other income (loss).  In May 2018, the Company liquidated the remainder of the investment securities portfolio.  As of June 30, 2019 and 2018, the Company did not own investment securities.

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

Intangible Assets

Definite-lived intangible assets are stated at cost less accumulated amortization.  Amortization of definite-lived intangible assets is computed on a straight-line basis over the assets’ estimated useful lives which commences upon shipment of the product, generally for periods ranging from 10 to 15 years.  The Company continually evaluates the reasonableness of the useful lives of these assets.  Indefinite-lived intangible assets are not amortized, but instead are tested at least annually for impairment.  Costs to renew or extend the term of a recognized intangible asset are expensed as incurred.

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

Segment Information

The Company operates in one reportable segment, generic pharmaceuticals.  As such, the Company aggregates its financial information for all products.  The following table identifies the Company’s net sales by medical indication for fiscal years ended June 30, 2019, 2018 and 2017:

(In thousands)	Fiscal Year Ended June 30,
Medical Indication	2019	2018	2017
Antibiotic	$15,391	$14,509	$16,748
Anti-Psychosis	73,453	59,557	58,625
Cardiovascular	101,467	64,011	50,628
Central Nervous System	34,170	31,789	39,451
Gallstone	9,604	20,280	48,600
Gastrointestinal	48,566	60,294	71,887
Glaucoma	3,021	6,540	18,763
Migraine	41,592	54,015	29,014
Muscle Relaxant	12,344	13,496	13,636
Pain Management	28,210	23,036	26,135
Respiratory	3,418	7,891	10,516
Thyroid Deficiency	197,522	245,929	174,005
Urinary	6,783	8,661	14,695
Other	56,507	54,720	47,196
Contract manufacturing revenue	23,359	19,835	17,442
Net sales	655,407	684,563	637,341
Settlement agreement	—	—	(4,000)
Total net sales	$655,407	$684,563	$633,341

Customer, Supplier and Product Concentration

The following table presents the percentage of total net sales, for the fiscal years ended June 30, 2019, 2018 and 2017, for certain of the Company’s products, defined as products containing the same active ingredient or combination of ingredients, which accounted for at least 10% of total net sales in any of those periods:

	June 30, 2019	June 30, 2018	June 30, 2017

Product 1	30%	36%	27%
Product 2	10%	8%	9%

The following table presents the percentage of total net sales, for the fiscal years ended June 30, 2019, 2018 and 2017, for certain of the Company’s customers which accounted for at least 10% of total net sales in any of those periods:

	June 30, 2019	June 30, 2018	June 30, 2017

Customer A	21%	29%	28%
Customer B	18%	17%	21%
Customer C	12%	—%	—%
Customer D	10%	5%	6%

The Company’s primary finished goods inventory supplier through March 23, 2019 was Jerome Stevens Pharmaceuticals, Inc. (“JSP”), in Bohemia, New York.  Purchases of finished goods inventory from JSP accounted for 29%, 37% and 36% of the Company’s inventory purchases in fiscal years 2019, 2018 and 2017, respectively.  See Note 20 “Material Contracts with Suppliers” for more information.

Revenue Recognition

On July 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, which superseded ASC Topic 605, Revenue Recognition.  Under ASC 606, the Company recognizes revenue when (or as) we satisfy our performance obligations by transferring a promised good or service to a customer at an amount that reflects the consideration the Company is expected to be entitled.  Our revenue consists almost entirely of sales of our pharmaceutical products to customers, whereby we ship product to a customer pursuant to a purchase order.  Revenue contracts such as these do not generally give rise to contract assets or contract liabilities because: (i) the underlying contracts generally have only a single performance obligation and (ii) we do not generally receive consideration until the performance obligation is fully satisfied.  The new revenue standard impacts the timing of the Company’s revenue recognition by requiring recognition of certain contract manufacturing arrangements to change from “upon shipment or delivery” to “over time.”  However, the recognition of these arrangements over time does not currently have a material impact on the Company’s consolidated results of operations or financial position. The Company adopted ASC 606 using the modified retrospective method.  Refer to the “Recent Accounting Pronouncements” section of this footnote for further discussion of the impact of the adoption.

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

Other Adjustments

Other adjustments consist primarily of “price adjustments,” also known as “shelf-stock adjustments” and “price protections,” which are both credits issued to reflect increases or decreases in the invoice or contract prices of the Company’s products.  In the case of a price decrease, a credit is given for product remaining in customer’s inventories at the time of the price reduction.  Contractual price protection results in a similar credit when the invoice or contract prices of the Company’s products increase, effectively allowing customers to purchase products at previous prices for a specified period of time.  Amounts recorded for estimated shelf-stock adjustments and price protections are based upon specified terms with direct customers, estimated changes in market prices and estimates of inventory held by customers.  The Company regularly monitors these and other factors and evaluates the reserve as additional information becomes available.  Other adjustments also include prompt payment discounts and “failure-to-supply” adjustments.  If the Company is unable to fulfill certain customer orders, the customer can purchase products from our competitors at their prices and charge the Company for any difference in our contractually agreed upon prices.

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

Self-Insurance

Effective January 1, 2017, the Company self-insures for certain employee medical and prescription benefits.  The Company also maintains stop loss coverage with third party insurers to limit its total liability exposure.  The liability for self-insured risks is primarily calculated using independent third party actuarial valuations which take into account actual claims, claims growth and claims incurred but not yet reported.  Actual experience, including claim frequency and severity as well as health-care inflation, could result in different liabilities than the amounts currently recorded.  The liability for self-insured risks under this plan was not material to the consolidated financial position of the Company as of June 30, 2019 and 2018.

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

On December 22, 2017, President Trump signed the Tax Cut and Jobs Act legislation (“2017 Tax Reform”) into law, which included a broad range of tax reform provisions affecting businesses, including corporate tax rates, business deductions and international tax provisions.  Many of these provisions significantly differ from current U.S. tax law, resulting in pervasive financial reporting implications.  As a result of the new law, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of 2017 Tax Reform.  SAB 118 required registrants to report the tax effects of 2017 Tax Reform, inclusive of provisional amounts for which the accounting is incomplete but a reasonable estimate can be determined.  SAB 118 also allowed for a measurement period of up to one year in cases where a registrant reports a provisional amount or is unable to reasonably estimate the impact of 2017 Tax Reform.  In the second quarter of Fiscal 2019, the Company finalized the provisional amounts without any further adjustments, in accordance with the expiration of the SAB 118 measurement period.

Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period.  Diluted earnings (loss) computed by dividing net income (loss) by the weighted average number of shares outstanding during the period including additional shares that would have been outstanding related to potentially dilutive securities.  These potentially dilutive securities consist of stock options, unvested restricted stock and performance-based shares.  Anti-dilutive securities are excluded from the calculation.  Dilutive shares are also excluded in the calculation in periods of net loss because the effect of including such securities would be anti-dilutive.

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

The new revenue standard also impacts the timing of the Company’s revenue recognition by requiring recognition of certain contract manufacturing arrangements to change from “upon shipment or delivery” to “over time.”  However, the recognition of these arrangements over time does not currently have a material impact on the Company’s consolidated results of operations or financial position.

The cumulative impact of the adoption of ASC 606 resulted in a $2.3 million adjustment, net of tax, to opening retained earnings on July 1, 2018.

In February 2016, the FASB issued ASU 2016-02, Leases.  ASU 2016-02 requires an entity to recognize right-of-use assets and liabilities on its balance sheet for all leases with terms longer than 12 months.  Lessees and lessors are required to disclose quantitative and qualitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases.  ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period and requires a modified retrospective application, with early adoption permitted. In December 2018, the FASB issued ASU 2018-20, Leases — Narrow Scope Improvements for lessors, which allows entities to choose an additional transition method of adoption, under which an entity initially applies the new standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.  The Company is in the process of finalizing the analysis of its lease portfolio and updating its accounting policies to comply with this standard.  Upon adoption, the Company expects to recognize an initial right-of-use asset and lease liability on its consolidated balance sheet of approximately $6 million to $8 million as of July 1, 2019.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows — Classification of Certain Cash Receipts and Cash Payments.  ASU 2016-15 addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The standard was adopted on July 1, 2018 and did not have an impact on the Company’s consolidated financial statements.

Note 3.  Restructuring Charges

Cody Restructuring Program

On June 29, 2018, the Company announced a restructuring plan related to the future of Cody Laboratories, Inc. and the Company’s operations (the “Cody Restructuring Plan”).  The plan focuses on a more select set of opportunities which will result in streamlined operations, improved efficiencies and a reduced cost structure.  The Company incurred approximately $2.5 million of severance and employee-related costs under this plan.

In addition, the Company recorded a $21.5 million non-cash impairment charge in connection with the Cody Restructuring Plan relating to the facility, equipment and other plant-related assets primarily associated with the expansion project at Cody Labs.

The expenses associated with the Cody Restructuring Plan included in restructuring expenses during the fiscal year ended June 30, 2019 were as follows:

(In thousands)	Fiscal Year Ended June 30, 2019
Employee separation costs	$(585)
Facility closure costs	—
Total	$(585)

A reconciliation of the changes in restructuring liabilities associated with the Cody Restructuring Plan from June 30, 2018 through June 30, 2019 is set forth in the following table:

(In thousands)	Employee Separation Costs	Facility Closure Costs	Total
Balance at June 30, 2018	$3,092	$—	$3,092
Restructuring Charges	(585)	—	(585)
Payments	(2,399)	—	(2,399)
Balance at June 30, 2019	$108	—	$108

Cody API Restructuring Plan

In September 2018, the Company approved a plan to sell the active pharmaceutical ingredient manufacturing distribution business of Cody Labs (the “Cody API business”).  The Company was unable to sell the Cody API business as an ongoing operation and now intends to sell the real estate utilized by the Cody API business upon receiving approval of the Company’s cocaine hydrochloride solution Section 505(b)(2) NDA application and to have Cody Labs cease all operations.  In June 2019, the Company approved the Cody API Restructuring Plan.  In connection with the Cody API Restructuring Plan, there has been a reduction of almost 70 positions at Cody Labs.  The Company expects that the actions contemplated under the Cody API Restructuring Plan will be substantially completed by September 30, 2019.  In July 2019, the Company completed the sale of the equipment associated with the Cody API business for approximately $3.0 million.

The Company currently estimates that it will incur approximately $6.0 million of total costs to implement the Cody API Restructuring Plan, including approximately $3.5 million of severance and employee-related costs and approximately $2.0 million of contract termination costs, as well as approximately $0.5 million of costs to be incurred in connection with moving equipment and other property to other Company-owned facilities that were originally anticipated to be incurred in connection with the Cody Restructuring Plan announced in June 2018 but that have not yet been incurred thereunder.

The expenses associated with the Cody API Restructuring Plan included in restructuring expenses during the fiscal year ended June 30, 2019 were as follows:

(In thousands)	Fiscal Year Ended June 30, 2019
Employee separation costs	$2,430
Facility closure costs	—
Total	$2,430

A reconciliation of the changes in restructuring liabilities associated with the Cody API Restructuring Plan from June 30, 2018 through June 30, 2019 is set forth in the following table:

(In thousands)	Employee Separation Costs	Contract Termination Costs	Facility Closure Costs	Total
Balance at June 30, 2018	$—	$—	$—	$—
Restructuring Charges	2,430	—	—	2,430
Payments	(223)	—	—	(223)
Balance at June 30, 2019	$2,207	$—	—	$2,207

2016 Restructuring Program

On February 1, 2016, in connection with the acquisition of KUPI, the Company announced a plan related to the future integration of KUPI and the Company’s operations (the “2016 Restructuring Program”). The plan focused on the closure of KUPI’s corporate functions and the consolidation of manufacturing, sales, research and development and distribution functions.  The restructuring activities under the 2016 Restructuring Program were completed as of March 31, 2019.  The Company incurred an aggregate of approximately $21.0 million in restructuring charges for actions that have been announced or communicated since the 2016 Restructuring Program began.  Of this amount, approximately $11.0 million related to employee separation costs, approximately $1.0 million relates to contract termination costs and approximately $9.0 million related to facility closure costs and other actions.

The expenses associated with the restructuring program included in restructuring expenses during the fiscal years ended June 30, 2019 and 2018 were as follows:

(In thousands)	Fiscal Year Ended June 30, 2019	Fiscal Year Ended June 30, 2018
Employee separation costs	$1,084	$246
Contract termination costs	—	—
Facility closure costs	1,166	3,723
Total	$2,250	$3,969

A reconciliation of the changes in restructuring liabilities associated with the 2016 Restructuring Program from June 30, 2017 through June 30, 2019 is set forth in the following table:

(In thousands)	Employee Separation Costs	Contract Termination Costs	Facility Closure Costs	Total
Balance at June 30, 2017	$5,431	$—	$—	$5,431
Restructuring Charges	246	—	3,723	3,969
Payments	(2,063)	—	(3,723)	(5,786)
Balance at June 30, 2018	3,614	—	—	3,614
Restructuring Charges	1,084	—	1,166	2,250
Payments	(4,698)	—	(1,166)	(5,864)
Balance at June 30, 2019	$—	$—	$—	$—

Note 4.  Accounts Receivable

Accounts receivable consisted of the following components at June 30, 2019 and 2018:

(In thousands)	June 30, 2019	June 30, 2018
Gross accounts receivable	$361,323	$503,175
Less Chargebacks reserve	(89,567)	(153,034)
Less Rebates reserve	(32,099)	(33,102)
Less Returns reserve	(55,554)	(43,059)
Less Other deductions	(18,128)	(20,021)
Less Allowance for doubtful accounts	(1,223)	(1,308)
Accounts receivable, net	$164,752	$252,651

For the fiscal year ended June 30, 2019, the Company recorded a provision for chargebacks, rebates, returns and other deductions of $1.0 billion, $250.6 million, $42.0 million and $67.3 million, respectively.  For the fiscal year ended June 30, 2018, the Company recorded a provision for chargebacks, rebates, returns and other deductions of $1.1 billion, $296.8 million, $24.0 million and $69.9 million, respectively.  For the fiscal year ended June 30, 2017, the Company recorded a provision for chargebacks, rebates, returns and other deductions of $881.3 million, $297.0 million, $25.4 million and $53.4 million, respectively.

The following table identifies the activity and ending balances of each major category of revenue-related reserve for fiscal years 2019, 2018 and 2017:

Reserve Category (In thousands)	Chargebacks	Rebates	Returns	Other	Total
Balance at June 30, 2016	$86,495	$54,084	$40,593	$16,851	$198,023
Additions related to the KUPI acquisition	—	8,329	5,955	—	14,284
Current period provision	881,283	297,050	25,416	53,398	1,257,147
Credits issued during the period	(888,241)	(271,847)	(29,829)	(59,153)	(1,249,070)
Balance at June 30, 2017	79,537	87,616	42,135	11,096	220,384
Current period provision	1,141,995	296,784	24,024	69,898	1,532,701
Credits issued during the period	(1,068,498)	(301,898)	(23,100)	(60,973)	(1,454,469)
Balance at June 30, 2018	153,034	82,502	43,059	20,021	298,616
Adjustment related to adoption of ASC 606	—	—	—	3,536	3,536
Current period provision	1,047,192	250,555	41,982	67,344	1,407,073
Credits issued during the period	(1,110,659)	(254,783)	(29,487)	(72,773)	(1,467,702)
Balance at June 30, 2019	$89,567	$78,274	$55,554	$18,128	$241,523

For the fiscal years ended June 30, 2019, 2018 and 2017, as a percentage of gross sales the provision for chargebacks was 51.4%, 52.0% and 47.0%, respectively, the provision for rebates was 12.3%, 13.5% and 15.8%, respectively, the provision for returns was 2.1%, 1.1% and 1.4%, respectively and the provision for other adjustments was 3.3%, 3.2% and 2.8%, respectively.

On July 1, 2018, the Company adopted ASC 606 which resulted in a $3.2 million pre-tax adjustment to opening retained earnings and accounts receivable, of which $3.5 million related to “failure-to-supply” reserves offset by $0.3 million related to the timing of recognition of certain contract manufacturing arrangements.

The decrease in total reserves from June 30, 2018 to June 30, 2019 was primarily due to the expiration of the JSP Distribution Agreement, which resulted in lower Levothyroxine-related chargebacks at June 30, 2019 as compared to June 30, 2018.  Increased customer orders in June 2018 in advance of a mid-week holiday as well as a related maintenance shutdown of the Company’s Seymour, Indiana manufacturing facility in the first week of July 2018 also contributed to the decrease in the chargebacks reserve.  The activity in the “Other” category includes shelf-stock, shipping and other sales adjustments including prompt payment discounts and “failure-to-supply” adjustments.  Historically, we have not recorded any material amounts in the current period related to reversals or additions of prior period reserves.  If the Company were to record a material reversal or addition of any prior period reserve amount, it would be separately disclosed.

Note 5.  Inventories

Inventories at June 30, 2019 and 2018 consisted of the following:

(In thousands)	June 30, 2019	June 30, 2018
Raw Materials	$56,740	$64,647
Work-in-process	18,988	19,983
Finished Goods	68,243	57,005
Total	$143,971	$141,635

Inventory balances were written-down by $20.7 million and $11.9 million at June 30, 2019 and 2018, respectively, for excess and obsolete inventory amounts.  During the fiscal years ended June 30, 2019, 2018 and 2017, the Company recorded write-downs to net realizable value for excess and obsolete inventory of $21.8 million, $12.2 million and $10.4 million, respectively.

Note 6.  Property, Plant and Equipment

Property, plant and equipment at June 30, 2019 and 2018 consisted of the following:

(In thousands)	Useful Lives	June 30, 2019	June 30, 2018
Land	—	$1,783	$2,900
Building and improvements	10 - 39 years	87,609	105,041
Machinery and equipment	5 - 10 years	156,166	173,988
Furniture and fixtures	5 - 7 years	3,105	4,099
Less accumulated depreciation		(83,424)	(89,996)
		165,239	196,032
Construction in progress		21,431	37,215
Property, plant and equipment, net		$186,670	$233,247

Depreciation expense for the fiscal years ended June 30, 2019, 2018 and 2017 was $23.4 million, $22.4 million and $21.8 million, respectively.

In the first quarter of Fiscal 2019, the Company approved a plan to sell the Cody API business.  The Company was unable to sell the Cody API business as an ongoing operation and intends to sell the equipment and real estate utilized by the Cody API business and to have Cody Labs cease all operations.  As such, all assets, including property, plant and equipment totaling $6.7 million, are recorded in the assets held for sale caption in the Consolidated Balance Sheet as of June 30, 2019.  In addition, as part of the held for sale classification, the Company is required to record the assets of the Cody API business at fair value less costs to sell.  The Company performed a fair value analysis which resulted in a $2.9 million impairment of the Cody API property, plant and equipment assets in the fourth quarter of Fiscal 2019, which is in addition to the $29.9 million impairment recorded in the first quarter of Fiscal 2019.  See Note 21 “Assets Held for Sale” for more information.

In the fourth quarter of Fiscal 2019, the Company recorded additional impairment charges totaling $3.0 million primarily related to obsolete equipment and computer software related to the consolidation of manufacturing functions and shutdown of the Company’s Townsend Road facility.

Property, plant and equipment, net included amounts held in foreign countries in the amount of $1.0 million and $1.1 million at June 30, 2019 and June 30, 2018, respectively.

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

Financial Instruments Disclosed, But Not Reported, at Fair Value

The fair value of our long-term debt was approximately $724 million and $893 million as of June 30, 2019 and June 30, 2018, respectively.  We estimate the fair value of our debt utilizing market quotations for debt that have quoted prices in active markets. Since our debt does not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities (Level 2).

Note 8.  Investment Securities

The Company uses the specific identification method to determine the cost of securities sold, which consisted entirely of securities classified as trading.

In May 2018, the Company liquidated the remainder of its equity securities portfolio.  As of June 30, 2019 and June 30, 2018, the Company does not own any equity securities.

The Company had a net gain on investment securities of $3.3 million during the fiscal year ended June 30, 2018.

The Company had a net gain on investment securities of $2.9 million during the fiscal year ended June 30, 2017, which included an unrealized gain related to securities still held at June 30, 2017 of $1.0 million.

Note 9.  Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the fiscal year ended June 30, 2019 are as follows:

(In thousands)	Generic Pharmaceuticals
Balance at June 30, 2018	$339,566
Goodwill acquired	—
Impairment	(339,566)
Balance at June 30, 2019	$—

On August 17, 2018, JSP notified the Company that it would not extend or renew the JSP Distribution Agreement when the current term expired on March 23, 2019.  The Company determined that JSP’s decision represented a triggering event under U.S. GAAP to perform an analysis to determine the potential for impairment of goodwill. On October 4, 2018, the Company completed the analysis based on market data and concluded a full impairment of goodwill was required.

Intangible assets, net as of June 30, 2019 and June 30, 2018, consisted of the following:

	Weighted	Gross Carrying Amount		Accumulated Amortization		Intangible Assets, Net
(In thousands)	Avg. Life (Yrs.)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Definite-lived:
Cody Labs import license	15	$581	$581	$(424)	$(386)	$157	$195
KUPI product rights	15	416,154	416,154	(97,583)	(69,840)	318,571	346,314
KUPI trade name	2	2,920	2,920	(2,920)	(2,920)	—	—
KUPI other intangible assets	15	19,000	19,000	(4,562)	(3,295)	14,438	15,705
Silarx product rights	15	10,000	10,000	(2,722)	(2,056)	7,278	7,944
Other product rights	14	38,579	19,693	(4,243)	(1,875)	34,336	17,818
Total definite-lived		$487,234	$468,348	$(112,454)	$(80,372)	$374,780	$387,976

Indefinite-lived:
KUPI in-process research and development	—	$18,000	$18,000	$—	$—	$18,000	$18,000
Silarx in-process research and development	—	18,000	18,000	—	—	18,000	18,000
Other product rights	—	449	449	—	—	449	449
Total indefinite-lived		36,449	36,449	—	—	36,449	36,449
Total intangible assets, net		$523,683	$504,797	$(112,454)	$(80,372)	$411,229	$424,425

In the fourth quarter of Fiscal 2019, the Company commenced shipping of an AB-rated Methylphenidate Hydrochloride product under a perpetual license agreement with Andor.  Andor will receive consideration for the license totaling $17.0 million, of which $1.0 million was paid in the fourth quarter and the remaining $16.0 million will be paid based on the timing of Methylphenidate sales over the next four years from the date shipping commenced.  The Company believes approximately $3.7 million will be due over the next twelve months and accordingly recorded this amount within Other Current Liabilities on the Consolidated Balance Sheet with the remainder recorded within Other long-term liabilities.

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

On October 18, 2016, the Company received a notice from the FDA indicating that the FDA will seek to withdraw approval of the Company’s Methylphenidate ER Abbreviated New Drug Applications (“ANDAs”).  As a result of the notice, the Company performed an impairment analysis including a review of revised net sales projections for Methylphenidate ER.  This analysis resulted in the Company recording a $65.1 million impairment charge in Fiscal 2017.

In Fiscal 2017, the Company abandoned a project within KUPI’s in-process research and development portfolio.  The value assigned to the project was $23.0 million.  Accordingly, the Company recorded a $23.0 million impairment charge.

For the fiscal years ended June 30, 2019, 2018 and 2017, the Company recorded amortization expense of $32.2 million, $32.7 million and $33.6 million, respectively.

Future annual amortization expense consists of the following:

(In thousands) Fiscal Year Ending June 30,	Annual Amortization Expense
2020	$32,396
2021	32,396
2022	32,396
2023	32,396
2024	32,059
Thereafter	213,137
$374,780

Note 10.  Long-Term Debt

Long-term debt, net consisted of the following:

	June 30,	June 30,
(In thousands)	2019	2018
Term Loan A due 2020; 7.40% as of June 30, 2019	$153,933	$227,276
Unamortized discount and other debt issuance costs	(4,722)	(10,178)
Term Loan A, net	149,211	217,098
Term Loan B due 2022; 7.78% as of June 30, 2019	614,468	670,011
Unamortized discount and other debt issuance costs	(34,631)	(47,839)
Term Loan B, net	579,837	622,172
Revolving Credit Facility due 2020	—	—
Total debt, net	729,048	839,270
Less short-term borrowings and current portion of long-term debt	(66,845)	(66,845)
Total long-term debt, net	$662,203	$772,425

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

In Fiscal 2019, the Company completed the purchase of an aggregate $62.0 million principal amount of its Term Loans. The purchases comprised $45.8 million and $16.2 million of the Term A Loans and Term B Loans, respectively. As a result of the purchases, the Company recorded a loss on extinguishment of debt of $0.4 million on the Consolidated Statement of Operations.

Long-term debt amounts due, for the twelve month periods ending June 30 were as follows:

Amounts Payable
(In thousands)	to Institutions
2020	$66,845
2021	165,778
2022	39,345
2023	496,433
Total	$768,401

The outstanding debt amount above is guaranteed by all of Lannett’s significant wholly-owned domestic subsidiaries and is collateralized by substantially all present and future assets of the Company.

Note 11.  Legal, Regulatory Matters and Contingencies

State Attorneys General Inquiry into the Generic Pharmaceutical Industry

In July 2014, the Company received interrogatories and a subpoena from the State of Connecticut Office of the Attorney General concerning its investigation into the pricing of digoxin.  According to the subpoena, the Connecticut Attorney General is investigating whether anyone engaged in any activities that resulted in (a) fixing, maintaining or controlling prices of digoxin or (b) allocating and dividing customers or territories relating to the sale of digoxin in violation of Connecticut antitrust law.  In June 2016, the Connecticut Attorney General issued interrogatories and a subpoena to an employee of the Company in order to gain access to documents and responses previously supplied to the Department of Justice pursuant to the federal investigation described below.  In December 2016, the Connecticut Attorney General, joined by numerous other State Attorneys General, filed a civil complaint alleging that six pharmaceutical companies engaged in anti-competitive behavior.  The Company was not named in the action and does not compete on the products that formed the basis of the complaint.  The complaint was later transferred for pretrial purposes to the United States District Court for the Eastern District of Pennsylvania as part of a multidistrict litigation captioned In re: Generic Pharmaceuticals Pricing Antitrust Litigation.  On October 31, 2017, the State Attorneys General filed a motion in the District Court for leave to amend their complaint to add numerous additional defendants, including the Company, and claims relating to 13 additional drugs.  The Court granted that motion on June 5, 2018.  The State Attorneys General filed their amended complaint on June 18, 2018. The claim relating to Lannett involves alleged price-fixing for one drug, doxycycline monohydrate, but does not involve the pricing for digoxin.  The State Attorneys General also allege that all defendants were part of an overarching, industry-wide conspiracy to allocate markets and fix prices generally.  On August 15, 2019, the Court denied the defendants’ joint motion to dismiss the overarching conspiracy claims, but has yet to decide an individual motion filed by the Company to dismiss the overreaching conspiracy claims as to it.

On May 10, 2019, the State Attorneys General filed a new lawsuit naming the Company, and one of its employees as defendants, along with 33 other corporations and individuals. The new complaint again alleges an overarching conspiracy and contains claims for price fixing and market allocation under the Sherman Act and related state laws. The complaint focuses on the conduct of another generic pharmaceutical company, and the relationships that company had with other generic companies and their employees. The specific allegations in the new complaint against Lannett relate to the Company’s sales of baclofen and levothyroxine. The  new complaint also names another current employee as a defendant, however the allegations pertain to conduct that occurred prior to their employment by Lannett. The Company has not responded to the new complaint as of the date of this report.

Based on internal investigations performed to date, the Company currently believes that it has acted in compliance with all applicable laws and regulations.

Federal Investigation into the Generic Pharmaceutical Industry

In November and December 2014, the Company and certain affiliated individuals and customers were served with grand jury subpoenas relating to a federal investigation of the generic pharmaceutical industry into possible violations of the Sherman Act.  The subpoenas request corporate documents of the Company relating to corporate, financial and employee information, communications or correspondence with competitors regarding the sale of generic prescription medications and the marketing, sale, or pricing of certain products, generally for the period of 2005 through the dates of the subpoenas.

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

Based on internal investigations performed to date, the Company believes that it has acted in compliance with all applicable laws and regulations.

Texas Medicaid Investigation

In August 2015, KUPI received a letter from the Texas Office of the Attorney General alleging that it had inaccurately reported certain price information in violation of the Texas Medicaid Fraud Prevention Act. UCB, KUPI’s previous parent company is handling the defense and is evaluating the allegations and cooperating with the Texas Attorney General’s Office.  Per the terms of the Stock Purchase Agreement between the Company and UCB (“Stock Purchase Agreement”) dated September 2, 2015, the Company is fully indemnified for any pre-acquisition amounts.  In December 2018, KUPI and the State of Texas settled the allegations for the sum of $8.0 million, which was fully indemnified by UCB.  UCB forwarded the $8.0 million to KUPI in December 2018 and, following its receipt of the fully executed settlement agreement, KUPI forwarded the settlement funds to the State of Texas in January 2019.

Government Pricing

During the quarter ended December 31, 2016, the Company completed a contract compliance review, for the period January 1, 2012 through June 30, 2016, for one of KUPI’s government-entity customers.  As a result of the review, the Company identified certain commercial customer prices and other terms that were not properly disclosed to the government-entity resulting in potential overcharges.  For the period January 1, 2012 through November 24, 2015 (“the pre-acquisition period”), the Company is fully indemnified per the Stock Purchase Agreement.  On May 22, 2019, the Department of Veterans Affairs issued a Contracting Officer’s Final Decision and Demand for Payment, assessing the sum of $9.4 million for overpayments by the Veteran’s Administration for the period of January 1, 2012 through June 30, 2016.  On June 26, 2019, the Department of Veterans Affairs sent the Company a Bill of Collection requesting payment in the amount of $9.4 million.  On May 22, 2019, the Company sent a notice to UCB seeking indemnification pursuant to the Stock Purchase Agreement, for all assessed overcharges during the period preceding the acquisition of KUPI in the amount of $8.1 million.

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

The CACs naming the Company as a defendant involve generic digoxin, levothyroxine, ursodiol and baclofen.  Pursuant to a court-ordered schedule grouping the 18 different drug cases into three separate tranches, the Company and other generic pharmaceutical manufacturer defendants on October 6, 2017 filed joint and individual motions to dismiss the CACs involving the six drugs in the first tranche, including digoxin.  On October 16, 2018, the Court (with one exception) denied defendants’ motions to dismiss plaintiffs’ Sherman Act claims with respect to the drugs in the first tranche. On March 15, 2019, the Company and other defendants filed answers to the Sherman Act claims. In addition, on February 15, 2019, the Court granted defendants’ motions to dismiss certain of the plaintiffs’ state law claims brought under the laws of Illinois, Rhode Island, Georgia, South Carolina, Montana, West Virginia, Alabama, New Jersey, Michigan and Nevada, but denied the remainder of defendants’ motions to dismiss. The Court set a deadline of April 1, 2019 for certain plaintiffs to amend their existing complaints to reflect the rulings set forth in the Court’s February 15, 2019 ruling on the state law motions to dismiss. Those plaintiffs amended their complaints, but further motions to dismiss the state-law claims have been deferred until the Court decides pending motions to dismiss with respect to the plaintiffs’ various overarching-conspiracy claims.

On January 22, 2018, three opt-out direct purchasers filed a complaint alleging an overarching conspiracy and individual conspiracies against the Company and numerous other defendants to fix the prices of and allocate markets for at least 30 different drugs, including digoxin, doxycycline, levothyroxine, ursodiol and baclofen. On August 3, 2018, another opt-out direct purchaser filed a complaint alleging an overarching conspiracy and individual conspiracies against the Company and numerous other defendants to fix the prices of and allocate markets for 16 different drugs, including digoxin, doxycycline, levothyroxine, ursodiol and baclofen.  On February 21, 2019, the Company and the other defendants filed motions to dismiss the overarching conspiracy claims.  On August 15, 2019, the Court denied the defendants’ joint motion to dismiss the overarching conspiracy claims, but has yet to decide an individual motion filed by the Company to dismiss the overarching conspiracy claims as to it.  On January 16, 2019, another opt-out direct purchaser filed a complaint alleging an overarching conspiracy and individual conspiracies on behalf of the Company and numerous other defendants to fix the prices of and allocate markets for the 30 different drugs, including digoxin, doxycycline, levothyroxine, ursodiol, baclofen and acetazolamide. None of the defendants, including the Company, has responded yet to this particular complaint. On July 29, 2019, a group of insurance company opt-out plaintiffs commenced an action against the Company and numerous other defendants by filing a writ of summons in the Court of Common Pleas of Philadelphia County, Pennsylvania, but have yet to file a complaint.

In addition to the lawsuits brought by private plaintiffs, the Attorneys General of 48 states, the District of Columbia and Puerto Rico have filed parens patriae lawsuits alleging price-fixing conspiracies by various generic pharmaceutical manufacturers.  The JPML has consolidated the suits by the state Attorneys General in the Eastern District of Pennsylvania as part of the multidistrict litigation. The original lawsuits did not name the Company, but the state Attorneys General filed an amended complaint on June 18, 2018 to add numerous additional defendants, including the Company, and claims relating to 13 additional drugs.  The claim relating to the Company involves alleged price-fixing for one drug, doxycycline monohydrate, although the state Attorneys General allege that all defendants were part of an overarching, industry-wide conspiracy to allocate markets and fix prices generally.  On February 21, 2019, the Company and the other defendants filed motions to dismiss the overarching conspiracy claims.  On August 15, 2019, the Court denied the defendants’ joint motion to dismiss the overarching conspiracy claims, but has yet to decide an individual motion filed by the Company to dismiss the overarching conspiracy claims as to it.  Additionally, on May 5, 2019, the state Attorneys General filed a new complaint in Connecticut alleging price-fixing conspiracies by the Company and various generic pharmaceutical manufacturers and individuals relating to more than 40 additional drugs. The complaint has since been added to the multidistrict litigation in the Eastern District of Pennsylvania.  The additional claims relating to the Company involve baclofen and levothyroxine, although the state Attorneys General allege that all defendants were part of an overarching, industry-wide conspiracy to allocate markets and fix prices generally.  None of the defendants, including the Company, has responded yet to this particular complaint.

Following the lead of the state Attorneys General, the Direct Purchaser Plaintiffs, End Payer Plaintiffs and Indirect Reseller Plaintiffs have filed their own complaints also alleging an overarching conspiracy, making similar allegations to those contained in the state Attorneys General complaint, relating to 14 generic drugs in the End Payer complaint and 15 generic drugs in the Indirect Reseller complaint.  The End Payer Plaintiffs filed their complaint on June 7, 2018, the Indirect Reseller Plaintiffs filed their complaint on June 18, 2018, and the Direct Purchaser Plaintiffs filed their complaint on June 22, 2018.  Although the complaints allege an overarching conspiracy with respect to all of the drugs identified, the specific allegations related to drugs Lannett manufactures involve acetazolamide and doxycycline monohydrate. On February 21, 2019, the Company and the other defendants filed motions to dismiss the overarching conspiracy claims. On August 15, 2019, the Court denied the defendants’ joint motion to dismiss the overarching conspiracy claims, but has yet to decide an individual motion filed by the Company to dismiss the overarching conspiracy claims as to it.

On September 25, 2018, two other alleged direct purchasers filed a purported class action complaint alleging an overreaching, industry-wide horizontal and vertical conspiracy involving the company, numerous other generic pharmaceutical manufacturers, and various pharmaceutical distributors to allocate markets and fix prices generally for a variety of generic drugs. The case has been added to the multidistrict litigation. On December 21, 2018, the plaintiffs filed an amended complaint. On February 21, 2019, the Company and the other defendants filed motions to dismiss the overarching conspiracy claims. On August 15, 2019, the Court denied the defendants’ joint motion to dismiss the overarching conspiracy claims, but has yet to decide an individual motion filed by the Company to dismiss the overarching conspiracy claims as to it.

The Company believes that it acted in compliance with all applicable laws and regulations.  Accordingly, the Company disputes the allegations set forth in these class actions and plans to vigorously defend itself from these claims.

Shareholder Litigation

In November 2016, a putative class action lawsuit was filed against the Company and two of its officers in the federal court for the Eastern District of Pennsylvania, alleging that the Company damaged the purported class by including in its securities filings false and misleading statements regarding the Company’s drug pricing methodologies and internal controls.  An amended complaint was filed in May 2017, and the Company filed a motion to dismiss the amended complaint in September 2017.  In December 2017, counsel for the putative class filed a second amended complaint, and the Court denied as moot the Company’s motion to dismiss the first amended complaint.  The Company filed a motion to dismiss the second amended complaint in February 2018.  In July 2018, the court granted the Company’s motion to dismiss the second amended complaint. In September 2018, counsel for the putative class filed a third amended complaint.  The Company filed a motion to dismiss the third amended complaint in November 2018. In May 2019, the court denied the Company’s motion to dismiss the third amended complaint.  In July 2019, the Company filed an answer to the third amended complaint. The Company believes it acted in compliance with all applicable laws and plans to vigorously defend itself from these claims.  The Company cannot reasonably predict the outcome of the suit at this time.

In October 2018, a putative class action lawsuit was filed against the Company and two of its officers in the federal court for the Eastern District of Pennsylvania, alleging that the Company, its Chief Executive Officer and its Chief Financial Officer damaged the purported class by making false and misleading statements in connection with the possible renewal of the JSP Distribution Agreement.     In December 2018, counsel for the putative class filed an amended complaint. The Company moved to dismiss the amended complaint in January 2019.  In March 2019, the Court granted in part and denied in part the Company’s motion to dismiss.  In May 2019, the Company filed an answer to the amended complaint.  During May and June 2019, the parties negotiated a proposed settlement and agreed to settle the litigation, by which the Company agreed to pay the sum of $300,000 without an admission of liability and subject to the negotiation of the terms of a stipulation of settlement and approval by the Court.  In July 2019, counsel for the putative class filed a motion for preliminary approval of the proposed settlement and on July 31, 2019, the Court issued an Order granting the motion and scheduling a hearing for final approval of the settlement for February 7, 2020.

In December 2018, the Chairman of the Company’s Board of Directors received a letter sent on behalf of two purported shareholders demanding that the Company’s Board of Directors investigate and commence legal proceedings against certain former and/or current directors, officers, and agents of the Company relating to alleged breaches of fiduciary duties, corporate waste, and unjust enrichment.  In January 2019, the Company’s Board of Directors formed a special committee to investigate the allegations made in the demand letter. The special committee retained independent counsel to assist it in connection with its investigation, which is ongoing. At this time the Company cannot reasonably predict what outcome, if any, will follow from the Company and the Company’s Board of Director’s receipt of the demand letter and ongoing internal investigation.

In May 2019, a shareholder derivative lawsuit was filed against certain of the Company’s current and former officers and certain of the current and former members of the Company’s Board of Directors in the federal court for the District of Delaware. The Company was also named as a nominal defendant in the suit. The suit alleges that the defendants breached their fiduciary duties as directors and/or officers of the Company, that certain of the defendants caused the Company to issue false and misleading proxy statements in violation of Section 14(a) of the Securities Exchange Act of 1934, that the defendants were unjustly enriched at the expense of the Company, and that the defendants wasted corporate assets belonging to the Company. The Company cannot reasonably predict the outcome of the suit at this time.

In June 2019, the Chairman of the Company’s Board of Directors received letters sent on behalf of a purported shareholder demanding to inspect certain of the Company’s books and records. The purported shareholder sought to access the books and records in question in order to investigate alleged potential wrongdoing, alleged mismanagement, and alleged breaches of fiduciary duties by members of the Company’s management and Board of Directors relating to the Company’s alleged participation in a conspiracy to fix prices, allocate markets, and rig bids for a number of generic pharmaceuticals. In July 2019, the Company agreed to make available to the purported shareholders certain documents demanded in the June 2019 inspection demand letters.  In July 2019, counsel to the purported shareholders indicated that the purported shareholders may file a shareholder derivative suit against certain of the Company’s current and former executives and officers and certain of the current and former members of the Company’s Board of Directors; the Company may also be named as a nominal defendant in such a suit. At this time the Company cannot reasonably predict what outcome, if any, will follow from the Company and the Company’s Board of Director’s receipt of the inspection demand letters.

Genus Life Sciences

In December 2018, Genus Lifesciences, Inc. (“Genus”) sued the Company, Cody Labs, and others in California federal court, alleging violations of the Lanham Act, Sherman Act, and California false advertising law.  Genus received FDA approval for a cocaine hydrochloride product in December 2018, and its claims are premised in part on allegations that the Company falsely advertises its unapproved cocaine hydrochloride solution product.  The Company denies that it is falsely advertising its cocaine hydrochloride solution product and continues to market its unapproved product relying on the Guidance for FDA Staff and Industry, Marketed Unapproved Drugs — Compliance Policy Guide, pending approval of its Section 505(b)(2) application.  In June 2019, the Company filed a motion to dismiss the complaint.  On May 3, 2019, the Court issued a written decision granting in part and denying in part the motion to dismiss.  On June 6, 2019, Genus filed an Amended Complaint.  On June 27, 2019, the Company filed a motion to dismiss the amended complaint.  The Company believes it acted in compliance with all applicable laws and regulations and plans to vigorously defend itself from these claims.  Discovery is ongoing and the Company cannot reasonably predict the outcome of this suit at this time.

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

Note 12.  Commitments

Leases

The Company leases certain manufacturing and office equipment, in the ordinary course of business.  These leases are typically renewed annually.  Rental and lease expense for the fiscal years ended June 30, 2019, 2018 and 2017 were $2.8 million, $2.9 million and $2.7 million, respectively.

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) for the twelve-month periods ending June 30 thereafter are as follows:

(In thousands)	Amounts Due
2020	$1,898
2021	1,450
2022	1,123
2023	1,123
2024	1,123
Thereafter	3,839
Total	$10,556

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

In the first quarter of Fiscal 2019, the Company sold 50% of the outstanding loan to a third party for $5.6 million and, in addition to assigning 50% of all right, title and interest in the loan and loan documents, the Company relinquished its right to convert a portion of the outstanding loan balance to an equity interest in the entity.  As of June 30, 2019, $5.8 million was outstanding under the revolving loan and is included in other assets.  Based on the guidance set forth in ASC 810-10 Consolidation, the Company has concluded that it has a variable interest in the entity.  However, the Company is not the primary beneficiary to the entity and as such, is not required to consolidate the entity’s results of operations.

Note 13.  Accumulated Other Comprehensive Loss

The Company’s Accumulated Other Comprehensive Loss was comprised of the following components as of June 30, 2019 and 2018:

(In thousands)	June 30, 2019	June 30, 2018
Foreign Currency Translation
Beginning Balance	$(515)	$(222)
Net (loss) on foreign currency translation (net of tax of $0 and $0)	(100)	(293)
Reclassifications to net income (net of tax of $0 and $0)	—	—
Other comprehensive (loss), net of tax	(100)	(293)
Ending Balance	(615)	(515)
Total Accumulated Other Comprehensive Loss	$(615)	$(515)

Note 14.  Earnings (Loss) Per Common Share

A dual presentation of basic and diluted earnings (loss) per common share is required on the face of the Company’s Consolidated Statement of Operations as well as a reconciliation of the computation of basic earnings per common share to diluted earnings per common share.  Basic earnings (loss) per common share excludes the dilutive impact of potentially dilutive securities and is computed by dividing net income (loss) attributable to Lannett Company, Inc. by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per common share is computed using the treasury stock method and includes the effect of potential dilution from the exercise of outstanding stock options, and treats unvested restricted stock and performance-based shares as if they were vested.  Potentially dilutive securities have been excluded in the weighted average number of common shares used for the calculation of earnings per share in periods of net loss because the effect of including such securities would be anti-dilutive.  A reconciliation of the Company’s basic and diluted earnings (loss) per common share was as follows:

	For Fiscal Year Ended June 30,
(In thousands, except share and per share data)	2019	2018	2017

Net income (loss) attributable to Lannett Company, Inc.	$(272,107)	$28,690	$(581)

Basic weighted average common shares outstanding	37,779,812	37,127,306	36,812,524
Effect of potentially dilutive options and restricted stock awards	—	1,035,208	—
Diluted weighted average common shares outstanding	37,779,812	38,162,514	36,812,524

Earnings (loss) per common share attributable to Lannett Company, Inc.:
Basic	$(7.20)	$0.77	$(0.02)
Diluted	$(7.20)	$0.75	$(0.02)

The number of anti-dilutive shares that have been excluded in the computation of diluted earnings per share for the fiscal years ended June 30, 2019, 2018 and 2017 were 1.9 million, 3.0 million and 4.3 million, respectively.

Note 15.  Warrant

In connection with the KUPI acquisition, Lannett issued to UCB Manufacturing a warrant to purchase up to a total of 2.5 million shares of Lannett’s common stock (the “Warrant”).

The Warrant had a term of three years (expiring November 25, 2018) and an exercise price of $48.90 per share, subject to customary adjustments, including for stock splits, dividends and combinations. The Warrant also had a “weighted average” anti-dilution adjustment provision.  The fair value included as part of the total consideration transferred to UCB at the acquisition date was $29.9 million.  The fair value assigned to the Warrant was determined using the Black-Scholes valuation model.  The Company concluded that the warrant was indexed to its own stock and therefore the Warrant was classified as an equity instrument. On November 25, 2018, the Warrant expired and was not exercised.

Note 16.  Share-based Compensation

At June 30, 2019, the Company had two share-based employee compensation plans (the 2011 Long-Term Incentive Plan “LTIP” and the 2014 “LTIP”).  Together these plans authorized an aggregate total of 4.5 million shares to be issued. On January 23, 2019, the shareholders of the Company approved an Amendment to and Restatement of the 2014 LTIP to increase the number of shares authorized to be issued by 2.0 million shares.  As of June 30, 2019, the plans have a total of 2.8 million shares available for future issuances.

Historically, the Company issued share-based compensation awards with a vesting period ranging up to 3 years and a maximum contractual term of 10 years.  Beginning in Fiscal 2020, the Company extended the vesting period of new share-based compensation awards to 4 years.  The Company issues new shares of stock when stock options are exercised.  As of June 30, 2019, there was $10.2 million of total unrecognized compensation cost related to non-vested share-based compensation awards.  That cost is expected to be recognized over a weighted average period of 1.8 years.

Stock Options

The Company measures share-based compensation cost for options using the Black-Scholes option pricing model.  The following table presents the weighted average assumptions used to estimate fair values of the stock options granted, the estimated annual forfeiture rates used to recognize the associated compensation expense and the weighted average fair value of the options granted during the fiscal years ended June 30:

	June 30, 2019	June 30, 2018	June 30, 2017
Risk-free interest rate	2.9%	2.1%	1.1%
Expected volatility	58.4%	57.6%	55.6%
Expected dividend yield	—	—	—
Forfeiture rate	6.5%	6.5%	6.5%
Expected term	5.3 years	5.4 years	5.2 years
Weighted average fair value	$6.52	$11.25	$15.33

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

A stock option summary as of June 30, 2019, 2018 and 2017 and changes during the years then ended, is presented below:

				Weighted
		Weighted-		Average
		Average	Aggregate	Remaining
(In thousands, except for weighted average price and		Exercise	Intrinsic	Contractual
life data)	Awards	Price	Value	Life (yrs.)

Outstanding at June 30, 2016	1,730	$16.77	$19,524	6.3
Granted	11	31.30
Exercised	(234)	7.38	$4,849
Forfeited, expired or repurchased	(32)	33.04
Outstanding at June 30, 2017	1,475	$18.02	$12,212	5.7
Granted	50	21.43
Exercised	(445)	7.23	$4,243
Forfeited, expired or repurchased	(23)	30.83
Outstanding at June 30, 2018	1,057	$22.46	$2,584	5.4
Granted	73	12.20
Exercised	(94)	4.06	$311
Forfeited, expired or repurchased	(464)	30.61
Outstanding at June 30, 2019	572	$17.56	$273	5.0

Vested and expected to vest at June 30, 2019	566	$17.59	$273	5.0
Exercisable at June 30, 2019	469	$18.09	$273	4.2

Restricted Stock

The Company measures restricted stock compensation costs based on the stock price at the grant date less an estimate for expected forfeitures.  The annual forfeiture rate used to calculate compensation expense was 6.5%, 5.7% and 6.5% for fiscal years ended June 30, 2019, 2018 and 2017, respectively.

A summary of restricted stock awards as of June 30, 2019, 2018 and 2017 and changes during the fiscal years then ended, is presented below:

(In thousands)	Awards	Weighted Average Grant - date Fair Value	Aggregate Intrinsic Value

Non-vested at June 30, 2016	167	$48.22
Granted	298	24.73
Vested	(86)	42.60	$2,564
Forfeited	(45)	32.90
Non-vested at June 30, 2017	334	$30.71
Granted	641	18.01
Vested	(191)	31.30	$4,104
Forfeited	(80)	20.95
Non-vested at June 30, 2018	704	$20.06
Granted	1,176	9.90
Vested	(434)	19.75	$4,107
Forfeited	(158)	14.00
Non-vested at June 30, 2019	1,288	$11.63

Performance-Based Shares

On September 22, 2017, the Company approved a plan to begin granting performance-based awards to certain key executives.  The stock-settled awards will cliff vest based on relative Total Shareholder Return (“TSR”) compared to a pharmaceutical industry index over a three-year performance period.  The Company measures share-based compensation cost for TSR awards using a Monte-Carlo simulation model.

A summary of performance-based share awards as of June 30, 2019 and 2018 and changes during the current fiscal years then ended, is presented below:

(In thousands, except for weighted average price and life data)	Awards	Weighted Average Grant - date Fair Value	Aggregate Intrinsic Value

Non-vested at June 30, 2017	—	—
Granted	47	25.58
Vested	(27)	25.58	$574
Forfeited	—	—
Non-vested at June 30, 2018	20	$25.58
Granted	52	$17.69
Vested	—	$—	$—
Forfeited	—	$—
Non-vested at June 30, 2019	72	$19.92

Employee Stock Purchase Plan

In February 2003, the Company’s stockholders approved an Employee Stock Purchase Plan (“ESPP”).  Employees eligible to participate in the ESPP may purchase shares of the Company’s stock at 85% of the lower of the fair market value of the common stock on the first day of the calendar quarter, or the last day of the calendar quarter.  Under the ESPP, employees can authorize the Company to withhold up to 10% of their compensation during any quarterly offering period, subject to certain limitations.  The ESPP was implemented on April 1, 2003 and is qualified under Section 423 of the Internal Revenue Code.  The Board of Directors authorized an aggregate total of 1.1 million shares of the Company’s common stock for issuance under the ESPP.  During the fiscal years ended June 30, 2019, 2018 and 2017, 185 thousand shares, 66 thousand shares and 57 thousand shares were issued under the ESPP, respectively.  As of June 30, 2019, 792 thousand total cumulative shares have been issued under the ESPP.

The following table presents the allocation of share-based compensation costs recognized in the Consolidated Statements of Operations by financial statement line item:

	For Fiscal Year Ended June 30,
(In thousands)	2019	2018	2017
Selling, general and administrative expenses	$5,715	$7,570	$5,855
Research and development expenses	750	680	661
Cost of sales	2,562	1,646	1,203
Total	$9,027	$9,896	$7,719

Tax benefit at statutory rate	$2,031	$2,919	$2,818

Note 17.  Employee Benefit Plan

The Company has a 401k defined contribution plan (the “Plan”) covering substantially all employees.  Pursuant to the Plan provisions, the Company is required to make matching contributions equal to 50% of each employee’s contribution, not to exceed 4% of the employee’s compensation for the Plan year.  Contributions to the Plan during the fiscal years ended June 30, 2019, 2018 and 2017 were $2.3 million, $2.3 million and $2.1 million, respectively.

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

The following table summarizes the components of the provision for income taxes for the fiscal years ended June 30:

(In thousands)	June 30, 2019	June 30, 2018	June 30, 2017
Current Income Tax Expense (Benefit)
Federal	$13,185	$(9,439)	$764
State and Local	(81)	1,152	638
Total Current Income Tax Expense (Benefit)	13,104	(8,287)	1,402
Deferred Income Tax Expense (Benefit)
Federal	(85,022)	31,263	(2,210)
State and Local	(2,220)	(573)	1,905
Total Deferred Income Tax Expense (Benefit)	(87,242)	30,690	(305)
Total Income Tax Expense (Benefit)	$(74,138)	$22,403	$1,097

A reconciliation of the differences between the effective rates and federal statutory rates was as follows:

	June 30, 2019	June 30, 2018	June 30, 2017

Federal income tax at statutory rate	21.0%	28.1%	35.0%
State and local income tax, net	0.5%	0.6%	293.6%
Nondeductible expenses	(0.1)%	0.2%	45.4%
Foreign rate differential	(0.4)%	0.4%	49.9%
Income tax credits	0.5%	(1.4)%	(160.9)%
Domestic production activity deduction	—%	(1.5)%	—%
Unrecognized tax benefits	0.1%	(6.7)%	—%
Change in tax laws	—%	25.6%	—%
Excess tax benefits on share-based compensation	(0.3)%	(0.3)%	(134.3)%
Other	0.1%	(1.2)%	70.8%
Effective income tax rate	21.4%	43.8%	199.5%

The principal types of differences between assets and liabilities for financial statement and tax return purposes are accruals, reserves, impairment of intangibles, accumulated amortization, accumulated depreciation and share-based compensation expense.  A deferred tax asset is recorded for the future benefits created by the timing of accruals and reserves and the application of different amortization lives for financial statement and tax return purposes.  The Company’s deferred tax liability is mainly attributable to different depreciation methods for financial statement and tax return purposes.  A deferred tax asset valuation allowance is established if it is more likely than not that the Company will be unable to realize certain of the deferred tax assets.  As of June 30, 2019 and 2018, temporary differences which give rise to deferred tax assets and liabilities were as follows:

(In thousands)	June 30, 2019	June 30, 2018
Deferred tax assets:
Accrued expenses	$—	$1,085
Share-based compensation expense	4,134	4,158
Reserve for returns	12,014	9,342
Reserves for rebates	—	—
Reserves for accounts receivable and inventory	8,208	5,425
Intangible impairment	—	1,337
Federal net operating loss	324	402
State net operating loss	6,479	4,495
Impairment on Cody note receivable	1,161	1,175
Accumulated amortization on intangible assets	76,401	10,868
Settlement Liability	—	—
Foreign net operating loss	1,792	880
Interest Carryforward	11,008	—
Other	2,506	404
Total deferred tax asset	124,027	39,571
Valuation allowance	(13,549)	(8,120)
Total deferred tax asset less valuation allowance	110,478	31,451
Deferred tax liabilities:
Prepaid expenses	182	118
Property, plant and equipment	991	9,231
Other	—	39
Total deferred tax liability	1,173	9,388
Net deferred tax asset	$109,305	$22,063

The net deferred tax asset as of June 30, 2019 and 2018 is reduced by a valuation allowance of $13.5 million and $8.1 million, respectively, which are primarily related to deferred tax assets for various states and foreign net operating losses.  The federal and state and local tax deferred tax assets begin to expire in fiscal years 2026 and 2036, respectively.  The Company increased the valuation allowance in Fiscal 2019 primarily related to an increase of state deferred tax assets.

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

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (exclusive of interest and penalties) was as follows:

(In thousands)	Balance
Balance at June 30, 2017	$5,942
Additions for tax positions of the current year	294
Additions for tax positions of prior years	700
Lapse of statute of limitations	(4,399)
Balance at June 30, 2018	$2,537
Additions for tax positions of the current year	244
Additions for tax positions of prior years	36
Lapse of statute of limitations	(618)
Balance at June 30, 2019	$2,199

The amount of unrecognized tax benefits at June 30, 2019, 2018 and 2017 was $2.2 million, $2.5 million and $5.9 million respectively, of which $2.1 million, $2.3 million and $4.2 million would impact the Company’s effective tax rate, respectively, if recognized.

The Company has not recorded any interest and penalties for the periods ended June 30, 2019, 2018 and 2017 in the statement of operations and no cumulative interest and penalties have been recorded either in the Company’s consolidated balance sheet as of June 30, 2019 and 2018.  The Company will recognize interest accrued on unrecognized tax benefits in interest expense and any related penalties in operating expenses.

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

Note 19.  Related Party Transactions

The Company had sales of $3.8 million, $3.9 million and $3.7 million during the fiscal years ended June 30, 2019, 2018 and 2017, respectively, to a generic distributor, Auburn Pharmaceutical Company (“Auburn”), which is a member of the Premier Buying Group.  Jeffrey Farber, a current board member, is the owner of Auburn.  Accounts receivable includes amounts due from Auburn of $1.2 million and $0.6 million at June 30, 2019 and 2018, respectively.

The Company also had net sales of $2.4 million and $1.9 million during the fiscal years ended June 30, 2019 and 2018 to a generic distributor, KeySource Medical (“KeySource”), which is a member of the OptiSource Buying Group.  Albert Paonessa, a current board member, was appointed the CEO of KeySource in May 2017.  Accounts receivable includes amounts due from KeySource of $0.7 million and $0.5 million as of June 30, 2019 and 2018.

The Company incurred expenses totaling $0.4 million and $0.3 million during the fiscal years ended June 30, 2019 and June 30, 2018, respectively, for online medical benefit services provided by a subsidiary of a variable interest entity.  See Note 12. “Commitments” for more information.  There were no amounts due to the variable interest entity as of June 30, 2019. The liability was not material to the financial position of the Company as of June 30, 2018.

Note 20.  Material Contracts with Suppliers

Jerome Stevens Pharmaceuticals Distribution Agreement:

The Company’s primary finished goods inventory supplier through March 23, 2019 was JSP, in Bohemia, New York.  Purchases of finished goods inventory from JSP accounted for 29%, 37% and 36% of the Company’s inventory purchases in the fiscal years ending June 30, 2019, 2018 and 2017, respectively.

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

Note 21.  Assets Held for Sale

Cody API Business

In the first quarter of Fiscal 2019, the Company approved a plan to sell the Cody API business, which includes the manufacturing and distribution of active pharmaceutical ingredients for use in finished goods production.  As a result of the plan, the Company recorded the assets of the Cody API business at fair value less costs to sell.  The Company performed a fair value analysis which resulted in a $29.9 million impairment of the Cody Labs long-lived assets in Fiscal 2019.

The Company was unable to sell the Cody API business as an ongoing operation and intends to sell the equipment utilized by the Cody API business as well as the real estate upon receiving approval of the Company’s cocaine hydrochloride solution Section 505(b)(2) NDA application and to have Cody Labs cease all operations.  As such, all property, plant and equipment associated with the Cody API business, totaling $6.7 million, are recorded in the assets held for sale caption in the Consolidated Balance Sheet as of June 30, 2019.  The Company performed an additional fair value analysis which resulted in an additional $2.9 million impairment of the Cody API long-lived assets in the fourth quarter of Fiscal 2019.  In July 2019, the Company completed the sale of the equipment associated with the Cody API business for approximately $3.0 million.

The following table summarizes the financial results of the Cody API business for the fiscal years ended June 30, 2019 and 2018:

	Fiscal Year Ended
	June 30,
(In thousands)	2019	2018
Net sales	$3,139	$2,696
Pretax loss attributable to Cody API business	(51,509)	(42,112)

The pretax loss attributable to the Cody API business during the fiscal year ended June 30, 2019 includes impairment charges totaling $32.8 million to adjust the long-lived assets to their fair value less costs to sell.

Townsend Road Facility

In Fiscal 2019, the Company entered into an agreement to sell the Townsend Road facility located in Philadelphia, Pennsylvania for $4.4 million.  The carrying value of the property is included within the Assets Held for Sale line of the Consolidated Balance Sheet as of June 30, 2019.  The Company discontinued distribution from its Townsend Road facility in January 2019.  The Company intends to finalize the sale in the first quarter of Fiscal 2020.

Note 22. Subsequent Events

Levothyroxine Sodium Tablets USP Distribution Agreement

In July 2019, the Company entered into an agreement with Cediprof for the exclusive right, commencing no later than August 1, 2022, to market and supply Levothyroxine Sodium Tablets USP manufactured by Cediprof in the United States of America and its territories and possessions, with the exception of Puerto Rico and the Virgin Islands.  The Company made an up-front payment to Cediprof in the amount of $20.0 million upon entering into the agreement.

Posaconazole Distribution Agreement

In August 2019, the Company entered into a distribution and supply agreement with Sinotherapeutics Inc. to be the exclusive distributor of Posaconazole Delayed-Release Tablets 100mg (the “Product”), which is an AB-rated generic equivalent of Merck & Co., Inc.’s Noxafil® Delayed-Release Tablets.  On August 21, 2019, Sinotherapeutics received final approval from the FDA of its ANDA for the Product, and is currently the sole company to receive ANDA approval for the Product.  As a result of Sinotherapeutics’ receiving approval of its ANDA application, the Company will commence marketing the Product.  The Company will also be required to pay Sinotherapeutics a portion of the net profits the Company receives from the sale of Products plus an earn out payment based on aggregate net profits of the Product that can vary based on market dynamics.

Note 23.  Quarterly Financial Information (Unaudited)

Lannett’s quarterly consolidated results of operations are shown below:

	Fourth	Third	Second	First
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Fiscal 2019
Net sales	$133,841	$172,794	$193,718	$155,054
Cost of sales	84,499	107,477	123,908	95,913
Gross profit	49,342	65,317	69,810	59,141
Operating expenses	39,940	31,939	33,133	400,919
Operating income (loss)	9,402	33,378	36,677	(341,778)
Other loss	(19,532)	(21,374)	(21,668)	(21,350)
Income tax expense (benefit)	(2,544)	1,359	2,647	(75,600)
Net income (loss)	$(7,586)	$10,645	$12,362	$(287,528)
Earnings (loss) per common share (1)
Basic	$(0.20)	$0.28	$0.33	$(7.65)
Diluted	$(0.20)	$0.27	$0.32	$(7.65)

	Fourth	Third	Second	First
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Fiscal 2018
Net sales	$170,911	$174,386	$184,305	$154,961
Cost of sales	104,383	107,329	96,855	87,290
Gross profit	66,528	67,057	87,450	67,671
Operating expenses	57,926	33,777	40,315	26,992
Operating income	8,602	33,280	47,135	40,679
Other loss	(20,844)	(22,785)	(14,975)	(19,999)
Income tax expense (benefit)	(883)	(2,275)	18,138	7,423
Net income (loss)	$(11,359)	$12,770	$14,022	$13,257
Earnings (loss) per common share (1)
Basic	$(0.30)	$0.34	$0.38	$0.36
Diluted	$(0.30)	$0.33	$0.37	$0.35

	Fourth	Third	Second	First
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Fiscal 2017
Net sales	$139,118	$165,720	$170,944	$161,559
Settlement agreement	—	(4,000)	—	—
Total net sales	139,118	161,720	170,944	161,559
Cost of sales	80,240	89,290	82,891	79,707
Gross profit	58,878	72,430	88,053	81,852
Operating expenses	30,069	28,793	53,747	102,158
Operating income (loss)	28,809	43,637	34,306	(20,306)
Other loss	(19,983)	(21,371)	(22,578)	(21,964)
Income tax expense (benefit)	3,100	7,337	3,542	(12,882)
Less: Net income attributable to noncontrolling interest	—	—	14	20
Net income (loss) attributable to Lannett Company, Inc.	$5,726	$14,929	$8,172	$(29,408)
Earnings (loss) per common share attributable to Lannett Company Inc. (1)
Basic	$0.16	$0.41	$0.22	$(0.80)
Diluted	$0.15	$0.40	$0.22	$(0.80)

(1)         Due to differences in weighted average common shares outstanding, quarterly earnings per share may not add up to the totals reported for the full fiscal year.

The increase in net sales and gross profit in the second and third quarters of Fiscal 2019 is primarily due to increased sales of Levothyroxine as customer demand increased in anticipation of the transition of the product to Amneal.  The subsequent decrease in net sales and gross profit in the fourth quarter of Fiscal 2019 is primarily due to the expiration of the JSP Distribution Agreement on March 23, 2019.  The significant operating loss in the first quarter of Fiscal 2019 was mainly attributable to the full impairment of goodwill totaling $339.6 million as a result of JSP’s decision not to renew the JSP Distribution Agreement.

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