Form 10-Q
period 2019-09-30
LANNETT CO INC
filed 2019-11-07
CIK 57725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-12 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each class of the registrant’s common stock, as of the latest practical date.

Class	Outstanding as of October 31, 2019
Common stock, par value $0.001 per share	40,335,406

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LANNETT COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	(Unaudited)
	September 30, 2019	June 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$101,008	$140,249
Accounts receivable, net	173,109	164,752
Inventories	149,162	143,971
Prepaid income taxes	159	—
Assets held for sale	4,637	9,671
Other current assets	6,994	13,606
Total current assets	435,069	472,249
Property, plant and equipment, net	184,889	186,670
Intangible assets, net	427,253	411,229
Operating lease right-of-use assets	6,410	—
Deferred tax assets	110,396	109,305
Other assets	7,914	7,960
TOTAL ASSETS	$1,171,931	$1,187,413

LIABILITIES
Current liabilities:
Accounts payable	$26,927	$13,493
Accrued expenses	6,233	5,805
Accrued payroll and payroll-related expenses	12,347	19,924
Rebates payable	43,358	46,175
Royalties payable	16,597	16,215
Restructuring liability	1,167	2,315
Income taxes payable	—	2,198
Current operating lease liabilities	1,932	—
Short-term borrowings and current portion of long-term debt	66,845	66,845
Other current liabilities	3,652	3,652
Total current liabilities	179,058	176,622
Long-term debt, net	654,432	662,203
Long-term operating lease liabilities	5,626	—
Other liabilities	14,711	14,547
TOTAL LIABILITIES	853,827	853,372
Commitments and contingencies (Note 12)

STOCKHOLDERS’ EQUITY
Common stock ($0.001 par value, 100,000,000 shares authorized; 39,629,271 and 38,969,518 shares issued; 38,526,558 and 38,010,714 shares outstanding at September 30, 2019 and June 30, 2019, respectively)	40	39
Additional paid-in capital	314,645	317,023
Retained earnings	19,918	32,075
Accumulated other comprehensive loss	(661)	(615)
Treasury stock (1,102,713 and 958,804 shares at September 30, 2019 and June 30, 2019, respectively)	(15,838)	(14,481)
Total stockholders’ equity	318,104	334,041
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,171,931	$1,187,413

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except share and per share data)

	Three Months Ended September 30,
	2019	2018
Net sales	$127,342	$155,054
Cost of sales	77,656	87,690
Amortization of intangibles	7,028	8,223
Gross profit	42,658	59,141
Operating expenses:
Research and development expenses	8,940	9,810
Selling, general and administrative expenses	21,308	20,588
Restructuring expenses	1,388	1,022
Asset impairment charges	1,618	369,499
Total operating expenses	33,254	400,919
Operating income (loss)	9,404	(341,778)
Other income (loss):
Loss on extinguishment of debt	(2,145)	—
Investment income	729	379
Interest expense	(19,292)	(21,433)
Other	934	(296)
Total other loss	(19,774)	(21,350)
Loss before income tax	(10,370)	(363,128)
Income tax expense (benefit)	1,787	(75,600)
Net loss	$(12,157)	$(287,528)

Loss per common share:
Basic	$(0.32)	$(7.65)
Diluted (1)	$(0.32)	$(7.65)

Weighted average common shares outstanding:
Basic	38,309,267	37,586,327
Diluted (1)	38,309,267	37,586,327

(1) See Note 14 “Loss Per Common Share” for details on calculation.

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(In thousands)

	Three Months Ended September 30,
	2019	2018
Net loss	$(12,157)	$(287,528)
Other comprehensive loss, before tax:
Foreign currency translation gain (loss)	(46)	6
Total other comprehensive (loss) income, before tax	(46)	6
Income tax related to items of other comprehensive (loss) income	—	—
Total other comprehensive (loss) income, net of tax	(46)	6
Comprehensive loss	$(12,203)	$(287,522)

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Common Stock		Additional		Accumulated Other		Total
	Shares Issued	Amount	Paid-In Capital	Retained Earnings	Comprehensive Loss	Treasury Stock	Stockholders’ Equity
Balance, June 30, 2019	38,970	$39	$317,023	$32,075	$(615)	$(14,481)	$334,041
Shares issued in connection with share-based compensation plans	660	1	235	—	—	—	236
Share-based compensation	—	—	4,459	—	—	—	4,459
Purchase of treasury stock	—	—	—	—	—	(1,357)	(1,357)
Other comprehensive income, net of tax	—	—	—	—	(46)	—	(46)
Purchase of capped call	—	—	(7,072)	—	—	—	(7,072)
Net loss	—	—	—	(12,157)	—	—	(12,157)
Balance, September 30, 2019	39,630	$40	$314,645	$19,918	$(661)	$(15,838)	$318,104

	Common Stock		Additional		Accumulated Other		Total
	Shares Issued	Amount	Paid-In Capital	Retained Earnings	Comprehensive Loss	Treasury Stock	Stockholders’ Equity
Balance, June 30, 2018	38,257	$38	$306,817	$306,464	$(515)	$(13,889)	$598,915
Shares issued in connection with share-based compensation plans	408	1	283	—	—	—	284
Share-based compensation	—	—	3,035	—	—	—	3,035
Purchase of treasury stock	—	—	—	—	—	(406)	(406)
Other comprehensive income, net of tax	—	—	—	—	6	—	6
ASC 606 adjustment, net of tax	—	—	—	(2,283)	—	—	(2,283)
Net loss	—	—	—	(287,528)	—	—	(287,528)
Balance, September 30, 2018	38,665	$39	$310,135	$16,653	$(509)	$(14,295)	$312,023

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended September 30,
	2019	2018
OPERATING ACTIVITIES:
Net loss	$(12,157)	$(287,528)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	12,789	14,802
Deferred income tax benefit	(1,091)	(77,698)
Share-based compensation	4,459	3,035
Asset impairment charges	1,618	369,499
Loss (gain) on sale/disposal of assets	(1,298)	37
Loss on extinguishment of debt	2,145	—
Amortization of debt discount and other debt issuance costs	4,008	4,539
Other noncash expenses	379	—
Changes in assets and liabilities which provided (used) cash:
Accounts receivable, net	(8,357)	44,127
Inventories	(5,191)	(9,842)
Prepaid income taxes/income taxes payable	(2,193)	14,386
Other assets	6,789	(2,149)
Rebates payable	(2,817)	(12,911)
Royalties payable	382	(77)
Restructuring liability	(1,148)	205
Operating lease liability	(364)	—
Accounts payable	13,434	(7,320)
Accrued expenses	471	(1,253)
Accrued payroll and payroll-related expenses	(7,577)	2,872
Net cash provided by operating activities	4,281	54,724
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(4,033)	(5,802)
Proceeds from sale of property, plant and equipment	6,305	14,046
Proceeds from sale of outstanding loan to Variable Interest Entity (“VIE”)	—	5,600
Advance to VIE	(250)	—
Purchases of intangible assets	(23,500)	—
Net cash provided by (used in) provided by investing activities	(21,478)	13,844
FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	86,250	—
Purchase of capped call	(7,072)	—
Repayments of long-term debt	(96,566)	(16,711)
Proceeds from issuance of stock	236	284
Payment of deferred financing fees	(3,489)	—
Purchase of treasury stock	(1,357)	(406)
Net cash used in financing activities	(21,998)	(16,833)
Effect on cash and cash equivalents of changes in foreign exchange rates	(46)	6
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(39,241)	51,741
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	140,249	98,586
CASH AND CASH EQUIVALENTS, END OF PERIOD	$101,008	$150,327
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$15,316	$16,716
Income taxes paid (refunded)	$5,070	$(12,282)
Accrued purchases of property, plant and equipment	$1,770	$3,620

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.  Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for the presentation of interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the unaudited financial statements do not include all the information and footnotes necessary for a comprehensive presentation of the financial position, results of operations and cash flows for the periods presented.  In the opinion of management, the unaudited financial statements include all the normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented.  Operating results for the three months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2020.  These unaudited financial statements should be read in combination with the other Notes in this section; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 2; and the Consolidated Financial Statements, including the Notes to the Consolidated Financial Statements, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.  The Consolidated Balance Sheet as of June 30, 2019 was derived from audited financial statements.

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

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates and assumptions are required in the determination of revenue recognition and sales deductions for estimated chargebacks, rebates, returns and other adjustments including a provision for the Company’s liability under the Medicare Part D program.  Additionally, significant estimates and assumptions are required when determining the fair value of long-lived assets, including intangible assets, income taxes, contingencies and share-based compensation.

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

Segment Information

The Company operates in one reportable segment, generic pharmaceuticals.  As such, the Company aggregates its financial information for all products.  The table below identifies the Company’s net sales by medical indication for the three months ended September 30, 2019 and 2018.  The medical indication categories for the three months ended September 30, 2018 was reclassified to better align with industry standards and the Company’s peers.

(In thousands)	Three Months Ended September 30,
Medical Indication	2019	2018
Analgesic	$1,884	$1,829
Anti-Psychosis	28,034	10,889
Cardiovascular	21,606	21,770
Central Nervous System	19,257	14,286
Endocrinology	—	53,878
Gastrointestinal	16,962	17,594
Infectious Disease	11,895	4,480
Migraine	9,143	9,737
Respiratory/Allergy/Cough/Cold	2,707	3,584
Urinary	435	1,541
Other	9,861	10,805
Contract manufacturing revenue	5,558	4,661
Total	$127,342	$155,054

Customer, Supplier and Product Concentration

The following table presents the percentage of total net sales, for the three months ended September 30, 2019 and 2018, for one of the Company’s products, defined as products containing the same active ingredient or combination of ingredients, which accounted for at least 10% of net sales in any of those periods:

	2019	2018
Product 1	20%	6%
Product 2	—%	35%

The following table presents the percentage of total net sales, for the three months ended September 30, 2019 and 2018, for certain of the Company’s customers which accounted for at least 10% of net sales in any of those periods:

	2019	2018
Customer A	27%	18%
Customer B	25%	29%
Customer C	13%	7%

The Company’s primary finished goods inventory supplier through March 23, 2019 was Jerome Stevens Pharmaceuticals, Inc. (“JSP”), in Bohemia, New York.  Purchases of finished goods inventory from JSP accounted for approximately 32% of the Company’s inventory purchases during the three months ended September 30, 2018.  There were no purchases of finished goods inventory from JSP in the first quarter of Fiscal 2020.

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

Leases

On July 1, 2019, the Company adopted ASC Topic 842, Leases, which superseded ASC Topic 840, Leases.  Refer to the “Recent Accounting Pronouncements” section of this footnote for further discussion on the impact of the adoption.  Under ASC 842, when the Company enters into a new arrangement, it must determine, at the inception date, whether the arrangement is or contains a lease.  This determination generally depends on whether the arrangement conveys to the Company the right to control the use of an explicitly or implicitly identified asset for a period of time in exchange for consideration.  Control of an underlying asset is conveyed to the Company if the Company obtains the rights to direct the use of and to obtain substantially all of the economic benefits from using the underlying asset.  Once a lease has been identified, the Company must determine the lease term, the present value of lease payments and the classification of the lease as either operating or financing.

The lease term is determined to be the non-cancelable period including any lessee renewal options which are considered to be reasonably certain of exercise.  Our lease agreements do not contain any material residual value guarantees or material restrictive covenants

The present value of lease payments includes fixed and certain variable payments, less lease incentives, together with amounts probable of being owed by the Company under residual value guarantees and, if reasonably certain of being paid, the cost of certain renewal options and early termination penalties set forth in the lease arrangement.  To calculate the present value of lease payments, we use our incremental borrowing rate based on the information available at commencement date, as the rate implicit in the lease is generally not readily available.

In making the determination of whether a lease is an operating lease or a finance lease, the Company considers the lease term in relation to the economic life of the leased asset, the present value of lease payments in relation to the fair value of the leased asset and certain other factors.

Upon the commencement of the lease, the Company will record a lease liability and right-of-use (“ROU”) asset based on the present value of the future minimum lease payments over the lease term at commencement date.  The ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred.

For operating leases, a single lease cost is generally recognized in the Consolidated Statements of Operations on a straight-line basis over the lease term unless an impairment has been recorded with respect to a leased asset.  For finance leases, amortization expense and interest expense are recognized separately in the Consolidated Statements of Operations, with amortization expense generally recorded on a straight-line basis and interest expense recorded using the effective interest method.  Variable lease costs not initially included in the lease liability and ROU asset impairment charges are expensed as incurred.

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

Self-Insurance

The Company self-insures for certain employee medical and prescription benefits.  The Company also maintains stop loss coverage with third party insurers to limit its total liability exposure.  The liability for self-insured risks is primarily calculated using independent third-party actuarial valuations which take into account actual claims, claims growth and claims incurred but not yet reported.  Actual experience, including claim frequency and severity as well as health-care inflation, could result in different liabilities than the amounts currently recorded.  The liability for self-insured risks under this plan as of September 30, 2019 totaled $1.5 million and was not material to the financial position of the Company as of June 30, 2019.

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

On December 22, 2017, President Trump signed the Tax Cut and Jobs Act legislation (“2017 Tax Reform”) into law, which included a broad range of tax reform provisions affecting businesses, including corporate tax rates, business deductions and international tax provisions.  Many of these provisions significantly differ from the then-current U.S. tax law, resulting in pervasive financial reporting implications.  As a result of the new law, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of 2017 Tax Reform.  SAB 118 requires registrants to report the tax effects of 2017 Tax Reform, inclusive of provisional amounts for which the accounting is incomplete but a reasonable estimate can be determined.  In the second quarter of Fiscal 2019, the Company finalized the provisional amounts without any further adjustments.

Earnings (Loss) Per Common Share

A dual presentation of basic and diluted earnings (loss) per common share is required on the face of the Company’s Consolidated Statement of Operations as well as a reconciliation of the computation of basic earnings (loss) per common share to diluted earnings (loss) per common share.  Basic earnings (loss) per common share excludes the dilutive impact of potentially dilutive securities and is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period.  Beginning in the first quarter of Fiscal 2020, the Company’s diluted earnings (loss) per common share is computed using the “if-converted” method by dividing the adjusted “if-converted” net income by the adjusted weighted average number of shares of common stock outstanding during the period.  The adjusted “if-converted” net income is adjusted for interest expense and amortization of debt issuance costs, both net of tax, associated with the Company’s 4.50% Convertible Senior Notes due 2026.  The weighted average number of diluted shares is adjusted for the potential dilutive effect of the exercise of stock options, treats unvested restricted stock and performance-based shares as if it were vested, and assumes the conversion of the 4.50% Convertible Senior Notes.  Anti-dilutive securities are excluded from the calculation.  Dilutive shares are also excluded in the calculation in periods of net loss because the effect of including such securities would be anti-dilutive.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases.  ASU 2016-02 requires an entity to recognize ROU assets and liabilities on its balance sheet for all leases with terms longer than 12 months.  Lessees and lessors are required to disclose quantitative and qualitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases.  ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period and requires a modified retrospective application, with early adoption permitted.  The Company adopted ASU 2016-02 as of July 1, 2019 on a modified retrospective basis applying the guidance to leases existing as of this effective date.  The Company has determined that there was no cumulative-effect adjustment to beginning retained earnings on the consolidated balance sheet.  The Company will continue to report periods prior to July 1, 2019 in our financial statements under prior guidance as outlined in Topic 840.  Refer to Note 12 “Commitments” for additional information.

The Company’s adoption of ASU No. 2016-02 resulted in an increase in the Company’s assets and liabilities of $7.9 million at July 1, 2019.  The Company’s adoption of ASU No. 2016-02 did not have any impact to the Company’s consolidated statements of operations, or its consolidated statements of cash flows.  Further, there was no impact on the Company’s covenant compliance under its current debt agreements as a result of the adoption of ASU No. 2016-02.  The Company elected the package of practical expedients included in this guidance, which allowed it to not reassess: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and, (iii) the initial direct costs for existing leases.  The Company does not recognize short-term leases of 12 months or less on its consolidated balance sheets and will recognize those lease payments in the consolidated statements of operations on a straight-line basis over the lease term.

Note 4.  Restructuring Charges

Cody Restructuring Program

On June 29, 2018, the Company announced a restructuring plan with respect to Cody Labs (the “Cody Restructuring Plan”).  The plan focused on a more select set of opportunities which resulted in streamlined operations, improved efficiencies and a reduced cost structure.  The Company incurred approximately $2.5 million of severance and employee-related costs under this plan.  The restructuring activities under the Cody Restructuring Program are complete as of September 30, 2019.

The expenses associated with the Cody Restructuring Plan included in restructuring expenses during the three months ended September 30, 2019 and September 30, 2018 were as follows:

	Three Months Ended	Three Months Ended
(In thousands)	September 30, 2019	September 30, 2018
Employee separation costs	$—	$144
Facility closure costs	—	—
Total	$—	$144

A reconciliation of the changes in restructuring liabilities associated with the Cody Restructuring Plan from June 30, 2019 through September 30, 2019 is set forth in the following table:

(In thousands)	Employee Separation Costs	Facility Closure Costs	Total
Balance at June 30, 2019	$108	$—	$108
Restructuring Charges	—	—	—
Payments	(108)	—	(108)
Balance at September 30, 2019	$—	—	$—

Cody API Restructuring Plan

In September 2018, the Company approved a plan to sell the active pharmaceutical ingredient manufacturing distribution business of Cody Labs (the “Cody API business”).  The Company was unable to sell the Cody API business as an ongoing operation and intended to sell the equipment and real estate utilized by the Cody API business upon receiving approval of the Company’s cocaine hydrochloride solution Section 505(b)(2) NDA application and to have Cody Labs cease all operations.  In June 2019, the Company approved the Cody API Restructuring Plan.  In connection with the Cody API Restructuring Plan, there has been a reduction of almost 70 positions at Cody Labs.  The restructuring activities under the Cody API Restructuring Plan are substantially complete as of September 30, 2019.  In the first quarter of Fiscal 2020, the Company completed the sale of a portion of the equipment associated with the Cody API business for $2.0 million.

The costs to implement the Cody API Restructuring Plan total approximately $6.0 million, including approximately $3.5 million of severance and employee-related costs and approximately $2.0 million of contract termination costs, as well as approximately $0.5 million of costs to be incurred in connection with moving equipment and other property to other Company-owned facilities that were originally anticipated to be incurred in connection with the Cody Restructuring Plan announced in June 2018.

The expenses associated with the Cody API Restructuring Plan included in restructuring expenses during the three months ended September 30, 2019 were as follows:

(In thousands)	Three Months Ended September 30, 2019
Employee separation costs	$892
Facility closure costs	496
Total	$1,388

A reconciliation of the changes in restructuring liabilities associated with the Cody API Restructuring Plan from June 30, 2019 through September 30, 2019 is set forth in the following table:

(In thousands)	Employee Separation Costs	Contract Termination Costs	Facility Closure Costs	Total
Balance at June 30, 2019	$2,207	$—	$—	$2,207
Restructuring Charges	892	—	496	1,388
Payments	(1,932)	—	(496)	(2,428)
Balance at September 30, 2019	$1,167	$—	—	$1,167

2016 Restructuring Program

On February 1, 2016, in connection with the acquisition of Kremers Urban Pharmaceuticals Inc.( “KUPI”), the Company announced a plan related to the future integration of KUPI and the Company’s operations (the “2016 Restructuring Program”).  The plan focused on the closure of KUPI’s corporate functions and the consolidation of manufacturing, sales, research and development and distribution functions.  The restructuring activities under the 2016 Restructuring Program were completed as of March 31, 2019.  The Company incurred an aggregate of approximately $21.0 million in restructuring charges for actions that have been announced or communicated since the 2016 Restructuring Program began.  Of this amount, approximately $11.0 million related to employee separation costs, approximately $1.0 million relates to contract termination costs and approximately $9.0 million related to facility closure costs and other actions.

The expenses associated with the restructuring program included in restructuring expenses during the three months ended September 30, 2018 were as follows:

Three
Months Ended
(In thousands)	September 30, 2018
Employee separation costs	$414
Facility closure costs	464
Total	$878

Note 5.  Accounts Receivable

Accounts receivable consisted of the following components at September 30, 2019 and June 30, 2019:

(In thousands)	September 30, 2019	June 30, 2019
Gross accounts receivable	$362,309	$361,323
Less: Chargebacks reserve	(83,483)	(89,567)
Less: Rebates reserve	(31,473)	(32,099)
Less: Returns reserve	(53,992)	(55,554)
Less: Other deductions	(19,109)	(18,128)
Less: Allowance for doubtful accounts	(1,143)	(1,223)
Accounts receivable, net	$173,109	$164,752

For the three months ended September 30, 2019, the Company recorded a provision for chargebacks, rebates (including rebates presented as rebates payable), returns and other deductions of $207.9 million, $58.5 million, $3.7 million and $12.7 million, respectively.  For the three months ended September 30, 2018, the Company recorded a provision for chargebacks, rebates (including rebates presented as rebates payable), returns and other deductions of $277.9 million, $64.7 million, $7.3 million and $13.9 million, respectively.

The following table identifies the activity and ending balances of each major category of revenue-related reserve for the three months ended September 30, 2019 and 2018:

Reserve Category (In thousands)	Chargebacks	Rebates	Returns	Other	Total
Balance at June 30, 2019	$89,567	$78,274	$55,554	$18,128	$241,523
Current period provision	207,933	58,509	3,694	12,705	282,841
Credits issued during the period	(214,017)	(61,952)	(5,256)	(11,724)	(292,949)
Balance at September 30, 2019	$83,483	$74,831	$53,992	$19,109	$231,415

Reserve Category (In thousands)	Chargebacks	Rebates	Returns	Other	Total
Balance at June 30, 2018	$153,034	$82,502	$43,059	$20,021	$298,616
Adjustment related to adoption of ASC 606	—	—	—	3,536	3,536
Current period provision	277,949	64,749	7,347	13,889	363,934
Credits issued during the period	(305,407)	(76,626)	(6,045)	(13,146)	(401,224)
Balance at September 30, 2018	$125,576	$70,625	$44,361	$24,300	$264,862

For the three months ending September 30, 2019 and 2018, as a percentage of gross sales the provision for chargebacks was 51.4% and 54.0%, the provision for rebates was 14.5% and 12.6%, the provision for returns was 0.9% and 1.4% and the provision for other adjustments was 3.1% and 2.7%, respectively.

On July 1, 2018, the Company adopted ASC 606 which resulted in a $3.2 million pre-tax adjustment to opening retained earnings and accounts receivable, of which $3.5 million related to “failure-to-supply” reserves offset by $0.3 million related to the timing of recognition of certain contract manufacturing arrangements.

The decrease in total reserves from June 30, 2019 to September 30, 2019 was mainly attributable to a $9.4 million rebate payment to the Department of Veteran’s Affairs related to pricing overcharges, of which $8.1 million was indemnified by UCB, the former parent company of KUPI.  See Note 11 “Legal, Regulatory Matters and Contingencies” for more information.  Historically, we have not recorded any material amounts in the current period related to reversals or additions of prior period reserves.  If the Company were to record a material reversal or addition of any prior period reserve amount, it would be separately disclosed.

Note 6.  Inventories

Inventories at September 30, 2019 and June 30, 2019 consisted of the following:

(In thousands)	September 30, 2019	June 30, 2019
Raw Materials	$59,115	$56,740
Work-in-process	14,359	18,988
Finished Goods	75,688	68,243
Total	$149,162	$143,971

During the three months ended September 30, 2019 and 2018, the Company recorded write-downs to net realizable value for excess and obsolete inventory of $3.5 million and $3.4 million, respectively.

Note 7.  Property, Plant and Equipment

Property, plant and equipment at September 30, 2019 and June 30, 2019 consisted of the following:

(In thousands)	Useful Lives	September 30, 2019	June 30, 2019
Land	—	$1,783	$1,783
Building and improvements	10 – 39 years	89,901	87,609
Machinery and equipment	5 – 10 years	158,555	156,166
Furniture and fixtures	5 – 7 years	3,110	3,105
Less accumulated depreciation		(89,182)	(83,424)
		164,167	165,239
Construction in progress		20,722	21,431
Property, plant and equipment, net		$184,889	$186,670

Depreciation expense for the three months ended September 30, 2019 and 2018 was $5.8 million and $6.6 million, respectively.

In the first quarter of Fiscal 2019, the Company approved a plan to sell the Cody API business and performed a fair value analysis which resulted in a $29.9 million impairment of the Cody API property, plant and equipment assets.  The Company was unable to sell the Cody API business as an ongoing operation and intended to sell the equipment and real estate utilized by the Cody API business and to have Cody Labs cease all operations.  As such, Cody Labs’ property, plant and equipment totaling $6.7 million, were recorded in the assets held for sale caption in the Consolidated Balance Sheet as of June 30, 2019.  As of September 30, 2019, the Company has a remaining balance of $4.6 million recorded in the assets held for sale caption in the Consolidated Balance Sheet.  See Note 19 “Assets Held for Sale” for more information.

In the second quarter of Fiscal 2019, the Company ceased manufacturing functions at the Townsend Road facility and decided to sell the property.  The sale was finalized in the first quarter of Fiscal 2020 for total proceeds of $4.3 million.

Property, plant and equipment, net included amounts held in foreign countries in the amount of $1.0 million at September 30, 2019 and June 30, 2019.

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

Financial Instruments Disclosed, But Not Reported, at Fair Value

We estimate the fair value of our debt utilizing market quotations for debt that have quoted prices in active markets. Since our debt does not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities (Level 2).  The estimated fair value of our term loan debt was approximately $656 million and $724 million as of September 30, 2019 and June 30, 2019, respectively.  The estimated fair value of our 4.5% Convertible Senior Notes was approximately $87 million as of September 30, 2019.  The difference between the principal amount of the 4.5% Convertible Senior Notes and its’ estimated fair value represents the equity conversion value premium.

Note 9.  Goodwill and Intangible Assets

On August 17, 2018, JSP notified the Company that it would not extend or renew the JSP Distribution Agreement when the current term expired on March 23, 2019.  The Company determined that JSP’s decision represented a triggering event under U.S. GAAP to perform an analysis to determine the potential for impairment of goodwill. On October 4, 2018, the Company completed the analysis based on market data and concluded a full impairment of goodwill, totaling $339.6 million, was required.

Intangible assets, net as of September 30, 2019 and June 30, 2019, consisted of the following:

	Weighted	Gross Carrying Amount		Accumulated Amortization		Intangible Assets, Net
(In thousands)	Avg. Life (Yrs.)	September 30, 2019	June 30, 2019	September 30, 2019	June 30, 2019	September 30, 2019	June 30, 2019
Definite-lived:
Cody Labs import license	15	$581	$581	$(434)	$(424)	$147	$157
KUPI product rights	15	416,154	416,154	(104,519)	(97,583)	311,635	318,571
KUPI trade name	2	2,920	2,920	(2,920)	(2,920)	—	—
KUPI other intangible assets	15	19,000	19,000	(4,878)	(4,562)	14,122	14,438
Silarx product rights	15	10,000	10,000	(2,889)	(2,722)	7,111	7,278
Other product rights	13	30,192	26,579	(3,954)	(4,243)	26,238	22,336
Total definite-lived		$478,847	$475,234	$(119,594)	$(112,454)	$359,253	$362,780

Indefinite-lived:
KUPI in-process research and development	—	$18,000	$18,000	$—	$—	$18,000	$18,000
Silarx in-process research and development	—	18,000	18,000	—	—	18,000	18,000
Other product rights	—	32,000	12,449	—	—	32,000	12,449
Total indefinite-lived		68,000	48,449	—	—	68,000	48,449
Total intangible assets, net		$546,847	$523,683	$(119,594)	$(112,454)	$427,253	$411,229

For the three months ended September 30, 2019 and 2018, the Company recorded amortization expense of $7.0 million and $8.2 million, respectively.

In July 2019, the Company entered into a distribution and supply agreement with Cediprof, Inc.  The Company made an upfront payment of $20.0 million to distribute Levothyroxine Sodium Tablets USP, commencing no later than August 1, 2022, which is included within the “Other product rights” category of indefinite-lived intangible assets.  In August 2019, the Company entered into a distribution and supply agreement with Sinotherapeutics Inc. to distribute Posaconazole Delayed-Release Tablets 100mg.  The Company paid $2.0 million upon FDA approval of the product and $1.5 million upon the first commercial sale of the product, which is included within the “Other product rights” category of definite-lived intangible assets.

Future annual amortization expense consisted of the following as of September 30, 2019:

(In thousands) Fiscal Year Ending June 30,	Amortization Expense
2020	$24,228
2021	32,304
2022	32,304
2023	32,304
2024	31,967
Thereafter	206,146
$359,253

Note 10. Long-Term Debt

Long-term debt, net consisted of the following:

	September 30,	June 30,
(In thousands)	2019	2019
Term Loan A due 2020; 7.04% as of September 30, 2019	$69,469	$153,933
Unamortized discount and other debt issuance costs	(1,713)	(4,722)
Term Loan A, net	67,756	149,211
Term Loan B due 2022; 7.42% as of September 30, 2019	602,366	614,468
Unamortized discount and other debt issuance costs	(31,611)	(34,631)
Term Loan B, net	570,755	579,837
4.50% Convertible Senior Notes due 2026	86,250	—
Unamortized discount and other debt issuance costs	(3,484)	—
4.50% Convertible Senior Notes, net	82,766	—
Revolving Credit Facility due 2020	—	—
Total debt, net	721,277	729,048
Less short-term borrowings and current portion of long-term debt	(66,845)	(66,845)
Total long-term debt, net	$654,432	$662,203

Long-term debt amounts due, for the twelve-month periods ending September 30 are as follows:

Amounts Payable
(In thousands)	to Institutions
2020	$66,845
2021	81,314
2022	39,345
2023	484,331
Thereafter	86,250
Total	$758,085

On September 27, 2019, the Company issued $86,250,000 aggregate principal amount of its 4.50% convertible senior notes due 2026 (the “Notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.  The Notes are senior unsecured obligations of the Company and bear interest at an annual rate of 4.50% payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2020.  The Notes will mature on October 1, 2026, unless earlier repurchased, redeemed or converted in accordance with their terms.  The Notes are convertible into shares of the Company’s common stock at an initial conversion rate of 65.4022 shares per $1,000 principal amount of Notes (which is equivalent to an initial conversion price of approximately $15.29 per share), subject to adjustments upon the occurrence of certain events (but will not be adjusted for any accrued and unpaid interest).  The Company may redeem all or a part of the Notes on or after October 6, 2023 at a redemption price equal to 100% of the principal amount of the Notes redeemed, plus accrued and unpaid interest, if any, up to, but excluding, the redemption date, subject to certain conditions relating to the Company’s stock price having been met.  Following certain corporate events that occur prior to the maturity date or if the Company delivers a notice of redemption, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its Notes in connection with such corporate event or notice of redemption.  The indenture covering the Notes contains certain other customary terms and covenants, including that upon certain events of default occurring and continuing, either the trustee or holders of at least 25% in principal amount of the outstanding Notes may declare 100% of the principal of, and accrued and unpaid interest on, all the Notes to be due and payable.

In connection with the offering of the Notes, the Company also entered into privately negotiated “capped call” transactions with several counterparties.  The capped call transaction will initially cover, subject to customary anti-dilution adjustments, the number of shares of common stock that initially underlie the Notes.  The capped call transactions are expected to generally reduce the potential dilutive effect on the Company’s common stock upon any conversion of the Notes with such reduction subject to a cap which is initially $19.46 per share.  The capped call transactions are recorded in stockholders’ equity and are not accounted for as derivatives.  The fees associated with the capped call transactions totaled $7.1 million, which was recorded as a reduction to additional paid-in capital on the Consolidated Balance Sheet.  The form of capped call confirmations was filed as Exhibit 10.57 to the Form 8-K filed with the SEC on September 27, 2019.

A portion of the net proceeds received from the offering of the Notes was used to pay the cost of the capped call transactions.  The remaining net proceeds, totaling $77.0 million, was used to repay a portion of the outstanding Term Loan A balance on September 27, 2019.  As a result of the repayment, the Company recorded a loss on extinguishment of debt of $2.1 million in the Consolidated Statement of Operations.

The outstanding Term Loan A, Term Loan B and Revolving Credit Facility amounts above are guaranteed by all of Lannett’s significant wholly-owned domestic subsidiaries and are collateralized by substantially all present and future assets of the Company.

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

On May 10, 2019, the State Attorneys General filed a new lawsuit naming the Company and one of its employees as defendants, along with 33 other corporations and individuals. The new complaint again alleges an overarching conspiracy and contains claims for price fixing and market allocation under the Sherman Act and related state laws. The complaint focuses on the conduct of another generic pharmaceutical company, and the relationships that company had with other generic companies and their employees. The specific allegations in the new complaint against Lannett relate to the Company’s sales of baclofen and levothyroxine. The new complaint also names another current employee as a defendant, however the allegations pertain to conduct that occurred prior to their employment by Lannett. The Company has not responded to the new complaint as of the date of this report.

Based on internal investigations performed to date, the Company currently believes that it has acted in compliance with all applicable laws and regulations.

Federal Investigation into the Generic Pharmaceutical Industry

In November and December 2014, the Company and certain affiliated individuals and customers were served with grand jury subpoenas relating to a federal investigation of the generic pharmaceutical industry into possible violations of the Sherman Act.  The subpoenas request corporate documents of the Company relating to corporate, financial and employee information, communications or correspondence with competitors regarding the sale of generic prescription medications and the marketing, sale, or pricing of certain products, generally, for the period of 2005 through the dates of the subpoenas.

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

Government Pricing

During the quarter ended December 31, 2016, the Company completed a contract compliance review, for the period January 1, 2012 through June 30, 2016, for one of KUPI’s government-entity customers.  As a result of the review, the Company identified certain commercial customer prices and other terms that were not properly disclosed to the government-entity resulting in potential overcharges.  For the period January 1, 2012 through November 24, 2015 (“the pre-acquisition period”), the Company is fully indemnified per the Stock Purchase Agreement.  On May 22, 2019, the Department of Veterans Affairs (“VA”) issued a Contracting Officer’s Final Decision and Demand for Payment, assessing the sum of $9.4 million for overpayments by the Veteran’s Administration for the period of January 1, 2012 through June 30, 2016.  In August 2019, the Company remitted payment to the VA and received reimbursement from UCB for the indemnified portion of the payment in the amount of $8.1 million.

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

On January 22, 2018, three opt-out direct purchasers filed a complaint alleging an overarching conspiracy and individual conspiracies against the Company and numerous other defendants to fix the prices of and allocate markets for at least 30 different drugs, including digoxin, doxycycline, levothyroxine, ursodiol and baclofen. On August 3, 2018, another opt-out direct purchaser filed a complaint alleging an overarching conspiracy and individual conspiracies against the Company and numerous other defendants to fix the prices of and allocate markets for 16 different drugs, including digoxin, doxycycline, levothyroxine, ursodiol and baclofen.  On February 21, 2019, the Company and the other defendants filed motions to dismiss the overarching conspiracy claims.  On August 15, 2019, the Court denied the defendants’ joint motion to dismiss the overarching conspiracy claims, but has yet to decide an individual motion filed by the Company to dismiss the overarching conspiracy claims as to it.  On January 16, 2019, another opt-out direct purchaser filed a complaint alleging an overarching conspiracy and individual conspiracies on behalf of the Company and numerous other defendants to fix the prices of and allocate markets for the 30 different drugs, including digoxin, doxycycline, levothyroxine, ursodiol, baclofen and acetazolamide. None of the defendants, including the Company, has responded yet to this particular complaint. On July 29, 2019, a group of insurance company opt-out plaintiffs commenced an action against the Company and numerous other defendants by filing a writ of summons in the Court of Common Pleas of Philadelphia County, Pennsylvania, but have yet to file a complaint. The parties have since entered into a stipulation to defer any action in the state court case indefinitely pending further developments in the federal multidistrict litigation. On October 11, 2019, one of the opt-out direct purchasers filed another complaint in federal court in Minnesota alleging an overarching conspiracy and individual conspiracies on behalf of the Company to fix the prices of and allocate markets for dozens of different drugs, including baclofen. That complaint has since been added to the multidistrict litigation in Pennsylvania. On October 18, 2019, another of the opt-out direct purchasers filed another complaint alleging an overarching conspiracy and individual conspiracies on behalf of the Company to fix the prices of and allocate markets for over 100 drugs, including glyburide. None of the defendants, including the Company, has responded yet to these opt-out complaints.

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

In October 2018, a putative class action lawsuit was filed against the Company and two of its officers in the federal court for the Eastern District of Pennsylvania, alleging that the Company, its Chief Executive Officer and its former Chief Financial Officer damaged the purported class by making false and misleading statements in connection with the possible renewal of the JSP Distribution Agreement.  In December 2018, counsel for the putative class filed an amended complaint. The Company moved to dismiss the amended complaint in January 2019.  In March 2019, the Court granted in part and denied in part the Company’s motion to dismiss.  In May 2019, the Company filed an answer to the amended complaint.  During May and June 2019, the parties negotiated a proposed settlement and agreed to settle the litigation, by which the Company agreed to pay the sum of $300,000 without an admission of liability and subject to the negotiation of the terms of a stipulation of settlement and approval by the Court.  In July 2019, counsel for the putative class filed a motion for preliminary approval of the proposed settlement and on July 31, 2019, the Court issued an Order granting the motion and scheduling a hearing for final approval of the settlement for February 7, 2020.

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

In July 2019, a shareholder derivative lawsuit was filed against certain of the Company’s current and former officers and directors in the federal court for the Eastern District of Pennsylvania.  The Company was also named as a nominal defendant in the suit.  The suit alleges that the defendants breached their fiduciary duties as directors and/or officers of the Company and that certain of the defendants caused the Company to violate Sections 10(b), 14(a), and 29(b) of the Securities Exchange Act of 1934.  In October 2019, this suit was transferred to the federal court for the District of Delaware and is pending before the same judge presiding over the shareholder derivative suit that was filed in May 2019.  The Company cannot reasonably predict the outcome of the suit at this time.

In September 2019, a shareholder derivative lawsuit was filed against certain of the Company’s current and former officers, directors and employees in the federal court for the District of Delaware.  The Company was also named as a nominal defendant in the suit.  The suit alleges that the defendants breached their fiduciary duties as directors and/or officers of the Company, alleges waste of corporate assets and gross mismanagement, and alleges that certain of the defendants caused the Company to violate Section 14(a) of the Securities and Exchange Act of 1934.  The Company cannot reasonably predict the outcome of the suit at this time.

Genus Life Sciences

In December 2018, Genus Lifesciences, Inc. (“Genus”) sued the Company, Cody Labs, and others in California federal court, alleging violations of the Lanham Act, Sherman Act, and California false advertising law.  Genus received FDA approval for a cocaine hydrochloride product in December 2018, and its claims are premised in part on allegations that the Company falsely advertises its unapproved cocaine hydrochloride solution product.  The Company denies that it is falsely advertising its cocaine hydrochloride solution product and continues to market its unapproved product relying on the Guidance for FDA Staff and Industry, Marketed Unapproved Drugs — Compliance Policy Guide, pending approval of its Section 505(b)(2) application.  In January 2019, the Company filed a motion to dismiss the complaint.  On May 3, 2019, the Court issued a written decision granting in part and denying in part the motion to dismiss.  On June 6, 2019, Genus filed an Amended Complaint.  On June 27, 2019, the Company filed a motion to dismiss the amended complaint.  By Order dated September 3, 2019, the Court granted in part and denied in part the Company’s motion to dismiss.  The Company believes it acted in compliance with all applicable laws and regulations and plans to vigorously defend itself from these claims.  Discovery is ongoing and the Company cannot reasonably predict the outcome of this suit at this time.

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

Note 12.  Commitments

Leases

In the first quarter of Fiscal 2020, the Company recorded a ROU lease asset totaling $1.2 million related to an existing lease at Cody Labs upon adoption of ASU No. 2016-02.  The Company subsequently recorded a full impairment of the asset as a result of the decision to cease operations at Cody Labs.  At September 30, 2019, the Company has a ROU lease asset of $6.4 million and a ROU liability of $7.5 million, of which $1.9 million and $5.6 million represent the current and non-current balance, respectively.

Components of lease cost are as follows:

Three Months Ended
(In thousands)	September 30, 2019
Operating lease cost	$481
Variable lease cost	28
Short-term lease cost (a)	156
Total	$665

(a) Not recorded on the Consolidated Balance Sheet.

Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

Three Months Ended
(In thousands)	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$481
Non-cash activity:
ROU assets obtained in exchange for new operating lease liabilities	$—

Weighted-average remaining lease term and discount rate for our operating leases are as follows:

Three Months Ended
September 30, 2019
Weighted-average remaining lease term	9 years
Weighted-average discount rate	7.50%

Maturities of lease liabilities by fiscal year for our operating leases are as follows:

(In thousands)	Amounts Due
Remainder of 2020	$1,460
2021	1,487
2022	1,169
2023	1,169
2024	1,169
Thereafter	3,929
Total lease payments	10,383
Less: Imputed interest	2,825
Present value of lease liabilities	$7,558

As of June 30, 2019, future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) for the twelve-month periods ending June 30 thereafter are as follows:

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

In the first quarter of Fiscal 2019, the Company sold 50% of the outstanding loan to a third party for $5.6 million and, in addition to assigning 50% of all right, title and interest in the loan and loan documents, the Company relinquished its right to convert a portion of the outstanding loan balance to an equity interest in the entity.  As of September 30, 2019, $6.1 million was outstanding under the revolving loan and is included in other assets.  Based on the guidance set forth in ASC 810-10 Consolidation, the Company has concluded that it has a variable interest in the entity.  However, the Company is not the primary beneficiary to the entity and as such, is not required to consolidate the entity’s results of operations.

Note 13.  Accumulated Other Comprehensive Loss

The Company’s Accumulated Other Comprehensive Loss was comprised of the following components as of September 30, 2019 and 2018:

	September 30,
(In thousands)	2019	2018
Foreign Currency Translation
Beginning Balance, June 30	$(615)	$(515)
Net gain (loss) gain on foreign currency translation (net of tax of $0 and $0)	(46)	6
Reclassifications to net income (net of tax of $0 and $0)	—	—
Other comprehensive income (loss), net of tax	(46)	6
Ending Balance, September 30	(661)	(509)
Total Accumulated Other Comprehensive Loss	$(661)	$(509)

Note 14.  Loss Per Common Share

A reconciliation of the Company’s basic and diluted loss per common share was as follows:

	Three Months Ended September 30,
(In thousands, except share and per share data)	2019	2018
Numerator:
Net loss	$(12,157)	$(287,528)
Interest expense applicable to the Notes, net of tax	—	—
Amortization of debt issuance costs applicable to the Notes, net of tax	—	—
Adjusted “if-converted” net loss	$(12,157)	$(287,528)

Denominator:
Basic weighted average common shares outstanding	38,309,267	37,586,327
Effect of potentially dilutive options and restricted stock awards	—	—
Effect of conversion of the Notes	—	—
Diluted weighted average common shares outstanding	38,309,267	37,586,327

Loss per common share:
Basic	$(0.32)	$(7.65)
Diluted	$(0.32)	$(7.65)

The number of anti-dilutive shares that have been excluded in the computation of diluted loss per share for the three months ended September 30, 2019 and 2018 was 2.9 million and 4.6 million, respectively.  The effect of potentially dilutive shares was excluded from the calculation of diluted loss per share in the three months ended September 30, 2019 and 2018 because the effect of including such securities would be anti-dilutive.

Note 15.  Share-based Compensation

At September 30, 2019, the Company had two share-based employee compensation plans (the 2011 Long-Term Incentive Plan “LTIP” and the 2014 “LTIP”).  Together these plans authorized an aggregate total of 6.5 million shares to be issued.  As of September 30, 2019, the plans have a total of 1.2 million shares available for future issuances.

Historically, the Company issued share-based compensation awards with a vesting period ranging up to 3 years and a maximum contractual term of 10 years.  Beginning in Fiscal 2020, the Company extended the vesting period of new share-based compensation awards to 4 years.  The Company issues new shares of stock when stock options are exercised.  As of September 30, 2019, there was $15.1 million of total unrecognized compensation cost related to non-vested share-based compensation awards.  That cost is expected to be recognized over a weighted average period of 2.6 years.

Stock Options

The Company measures share-based compensation cost for options using the Black-Scholes option pricing model.  The following table presents the weighted average assumptions used to estimate fair values of the stock options granted during the three months ended September 30, 2019 and 2018, the estimated annual forfeiture rates used to recognize the associated compensation expense and the weighted average fair value of the options granted:

	September 30, 2019	September 30, 2018
Risk-free interest rate	1.9%	2.9%
Expected volatility	73.7%	58.4%
Expected dividend yield	—	—
Forfeiture rate	6.5%	6.5%
Expected term (in years)	5.1 years	5.3 years
Weighted average fair value	$4.04	$6.52

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

A stock option summary as of September 30, 2019 and changes during the three months then ended, is presented below:

				Weighted
		Weighted-		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
(In thousands, except for weighted average price and life data)	Awards	Price	Value	Life (yrs.)
Outstanding at June 30, 2019	572	$17.56	$273	5.0
Granted	522	$6.57
Exercised	(9)	$9.76	$35
Forfeited, expired or repurchased	(9)	$27.63
Outstanding at September 30, 2019	1,076	$12.21	$3,488	7.2

Vested and expected to vest at September 30, 2019	1,073	$12.20	$3,488	7.2
Exercisable at September 30, 2019	569	$16.18	$1,425	5.1

Restricted Stock

The Company measures restricted stock compensation costs based on the stock price at the grant date less an estimate for expected forfeitures.  The annual forfeiture rate used to calculate compensation expense was 6.5% for the three months ended September 30, 2019 and 2018.

A summary of restricted stock awards as of September 30, 2019 and changes during the three months then ended, is presented below:

(In thousands, except for weighted average price data)	Awards	Weighted Average Grant - date Fair Value	Aggregate Intrinsic Value
Non-vested at June 30, 2019	1,288	$11.63
Granted	936	6.44
Vested	(575)	10.82	$4,634
Forfeited	(29)	14.09
Non-vested at September 30, 2019	1,620	$8.88

Performance-Based Shares

In September 2017, the Company began granting performance-based awards to certain key executives.  The stock-settled awards will cliff vest based on relative Total Shareholder Return (“TSR”) over a three-year period.  The Company measures share-based compensation cost for TSR awards using a Monte-Carlo simulation model.

A summary of performance-based share awards as of September 30, 2019 and changes during the current fiscal year, is presented below:

(In thousands, except for weighted average price and life data)	Awards	Weighted Average Grant - date Fair Value	Aggregate Intrinsic Value
Non-vested at June 30, 2019	72	$19.92
Granted	178	$10.71
Vested	(46)	$15.08	$477
Forfeited	—	$—
Non-vested at September 30, 2019	204	$12.99

Employee Stock Purchase Plan

In February 2003, the Company’s stockholders approved an Employee Stock Purchase Plan (“ESPP”).  Employees eligible to participate in the ESPP may purchase shares of the Company’s stock at 85% of the lower of the fair market value of the common stock on the first day of the calendar quarter, or the last day of the calendar quarter.  Under the ESPP, employees can authorize the Company to withhold up to 10% of their compensation during any quarterly offering period, subject to certain limitations.  The ESPP was implemented on April 1, 2003 and is qualified under Section 423 of the Internal Revenue Code.  The Board of Directors authorized an aggregate total of 1.1 million shares of the Company’s common stock for issuance under the ESPP.  During the three months ended September 30, 2019 and 2018, 29 thousand shares and 50 thousand shares were issued under the ESPP, respectively.  As of September 30, 2019, 821 thousand total cumulative shares have been issued under the ESPP.

The following table presents the allocation of share-based compensation costs recognized in the Consolidated Statements of Operations by financial statement line item:

	Three Months Ended September 30,
(In thousands)	2019	2018
Selling, general and administrative	$3,635	$2,213
Research and development	224	201
Cost of sales	600	621
Total	$4,459	$3,035

Tax benefit at statutory rate	$1,003	$683

Note 16.  Employee Benefit Plan

The Company has a 401k defined contribution plan (the “Plan”) covering substantially all employees.  Pursuant to the Plan provisions, the Company is required to make matching contributions equal to 50% of each employee’s contribution, not to exceed 4% of the employee’s compensation for the Plan year.  Contributions to the Plan during the three months ended September 30, 2019 and 2018 was $0.6 million.

Note 17.  Income Taxes

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

The federal, state and local income tax expense for the three months ended September 30, 2019 was $1.8 million compared to an income tax benefit of $75.6 million for the three months ended September 30, 2018.  The effective tax rates for the three months ended September 30, 2019 and 2018 were (17.2)% and 20.8%, respectively.  The effective tax rate for the three months ended September 30, 2019 was lower compared to the three months ended September 30, 2018 primarily due to research and development credits relative to expected pre-tax income, partially offset by the impact of excess tax shortfalls related to stock compensation.

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

As of September 30, 2019 and June 30, 2019, the Company has total unrecognized tax benefits of $2.4 million and $2.2 million, respectively, of which $2.2 million and $2.1 million would impact the Company’s effective tax rate, respectively, if recognized.  As a result of the positions taken during the period, the Company has not recorded any interest and penalties for the period ended September 30, 2019 in the statement of operations and no cumulative interest and penalties have been recorded either in the Company’s statement of financial position as of September 30, 2019 and June 30, 2019.  The Company will recognize interest accrued on unrecognized tax benefits in interest expense and any related penalties in operating expenses.

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

Note 18.  Related Party Transactions

The Company had sales of $0.7 million and $0.5 million during the three months ended September 30, 2019 and 2018, respectively, to a generic distributor, Auburn Pharmaceutical Company (“Auburn”), which is a member of the Premier Buying Group.  Jeffrey Farber, a current board member, is the owner of Auburn.  Accounts receivable includes amounts due from Auburn of $0.6 million and $1.2 million at September 30, 2019 and June 30, 2019, respectively.

The Company also had sales of $0.7 million and $0.5 million during the three months ended September 30, 2019 and 2018, respectively, to a generic distributor, KeySource, which is a member of the OptiSource Buying Group.  Albert Paonessa, a current board member, was appointed the CEO of KeySource in May 2017.  Accounts receivable includes amounts due from KeySource of $0.6 million and $0.7 million as of September 30, 2019 and June 30, 2019, respectively.

Note 19.  Assets Held for Sale

In the first quarter of Fiscal 2019, the Company approved a plan to sell the Cody API business, which includes the manufacturing and distribution of active pharmaceutical ingredients for use in finished goods production.  As a result of the plan, the Company recorded the assets of the Cody API business at fair value less costs to sell.  The Company performed a fair value analysis which resulted in a $29.9 million impairment of the Cody Labs’ long-lived assets in the first quarter of Fiscal 2019.

The Company was unable to sell the Cody API business as an ongoing operation and intended to sell the equipment utilized by the Cody API business as well as the real estate upon receiving approval of the Company’s cocaine hydrochloride solution Section 505(b)(2) NDA application and to have Cody Labs cease all operations.  In the first quarter of Fiscal 2020, the Company completed the sale of a portion of the equipment associated with the Cody API business for $2.0 million.  As of September 30, 2019, the real estate and remaining equipment associated with the Cody API business, totaling $4.6 million, was recorded in the assets held for sale caption in the Consolidated Balance Sheet.

The following table summarizes the financial results of the Cody API business for the three months ended September 30, 2019 and 2018:

	For the Three Months Ended	For the Three Months Ended
(In thousands)	September 30, 2019	September 30, 2018
Net sales	$1,067	$1,488
Pretax loss attributable to Cody API business	$(4,417)	$(35,021)

The pretax loss attributable to the Cody API business during the three months ended September 30, 2019 includes a full impairment of the ROU lease asset, totaling $1.2 million, that was recorded upon adoption of ASU No. 2016-02 on July 1, 2019.

The pretax loss attributable to the Cody API business during the three months ended September 30, 2018 includes impairment charges totaling $29.9 million to adjust the long-lived assets to its fair value less costs to sell.

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

The following information should be read in conjunction with the consolidated financial statements and notes in Part I, Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019.  All references to “Fiscal 2020” or “Fiscal Year 2020” shall mean the fiscal year ended June 30, 2020 and all references to “Fiscal 2019” or “Fiscal Year 2019” shall mean the fiscal year ended June 30, 2019.

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

Net sales of JSP products totaled $202.5 million in Fiscal Year 2019.  Of that amount, Levothyroxine Sodium Tablets USP net sales totaled $197.5 million in Fiscal Year 2019, with gross margins of approximately 60%.

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

As noted above, JSP’s decision not to renew or extend its distribution agreement with us have and will materially adversely affect our future operating results, liquidity and cash flows, which could impact our ability to comply with the financial and other covenants in our Amended Senior Secured Credit Facility.  On December 10, 2018, the Company entered into an amendment to the Senior Secured Credit Facility and the Credit and Guaranty Agreement.  Pursuant to the amendment, the Secured Net Leverage Ratio applicable to the financial leverage ratio covenant was increased from 3.25:1.00 to 4.25:1.00 as of December 31, 2019 and prior to September 30, 2020, and then to 4.00:1:00 as of September 30, 2020.  The Amended Senior Secured Credit Facility is also subject to a minimum liquidity covenant, which provides that the Company shall not permit its liquidity as of the last day of any fiscal quarter to be less than $75.0 million.  On September 27, 2019, the Company issued $86,250,000 aggregate principal amount of its 4.50% convertible senior notes due 2026 (the “Notes”) and used the net proceeds to repay a portion of the outstanding Term Loan A balance.  The Notes are senior unsecured obligations of the Company and therefore are not included within the calculation of the Secured Net Leverage Ratio under the existing Amended Senior Secured Credit Facility.  As of September 30, 2019, the Company was in compliance with its financial covenants.  As of September 30, 2019, cash and cash equivalents totaled $101.0 million in addition to availability under our undrawn Revolver totaling $125.0 million.

Based on its projections over the next twelve months, the Company expects to have sufficient liquidity and cashflows to meet its operating and debt service requirements for at least the next twelve months from the issuance of the September 30, 2019 consolidated financial statements.  The Company also expects to be in compliance with its financial covenants during the same period.

Although management cannot predict with certainty the precise impact its plans will have on offsetting the loss of the JSP Distribution Agreement, management is continuing to execute on plans to offset the impact of the loss on a short- and long-term basis.  These plans currently include, among other things, an emphasis on reducing cost of sales, research and development (“R&D”) and selling, general and administrative (“SG&A”) expenses; continuing to accelerate new product launches; increasing the level of strategic partnerships; and reducing capital expenditures.  To that end, the Company has already launched 28 new products since January 2018, which are expected to generate annualized net sales of over $100 million, and plans to maintain this pace going forward.  The Company has also recently signed several distribution and in-licensing agreements that will provide both immediate and longer-term contribution margins.  Additionally, the Company has supplemented existing in-process cost reduction plans with additional cost savings initiatives, which is expected to generate annualized cost savings of approximately $66.0 million by the end of Fiscal 2020 when compared to the Fiscal 2018 expenses, of which approximately half will be reinvested into other business growth opportunities.  Management also plans to attempt, at the appropriate time, to continue to refinance a significant portion of its outstanding long-term debt to reduce principal repayment requirements and eliminate existing financial covenants, which we expect will increase related interest expense, but will positively impact short-term cash flows.

Cody API Restructuring Plan

On June 11, 2019, the Company approved a restructuring plan (the “Cody API Restructuring Plan”) with respect to Cody Labs.  In September 2018, the Company approved a plan to sell the active pharmaceutical ingredient manufacturing distribution business of Cody Labs (the “Cody API business”) but the Company was unable to sell the Cody API business as an ongoing operation.  Therefore, the Company intends to sell the real estate utilized by the Cody API business upon receiving approval of the Company’s cocaine hydrochloride solution Section 505(b)(2) NDA application and to have Cody Labs cease all operations.  In connection with the Cody API Restructuring Plan, there has been a reduction of almost 70 positions at Cody Labs.  The restructuring activities under the Cody API Restructuring Plan are substantially complete as of September 30, 2019.  In the first quarter of Fiscal 2020, the Company completed the sale of a portion of the equipment associated with the Cody API business for $2.0 million.

The costs to implement the Cody API Restructuring Plan total approximately $6.0 million, including approximately $3.5 million of severance and employee-related costs and approximately $2.0 million of contract termination costs, as well as approximately $0.5 million of costs to be incurred in connection with moving equipment and other property to other Company-owned facilities that were originally anticipated to be incurred in connection with the Cody Restructuring Plan announced in June 2018.

Financial Summary

For the first quarter of Fiscal Year 2020, net sales decreased to $127.3 million as compared to $155.1 million in the same prior-year period.  Gross profit decreased to $42.7 million compared to $59.1 million in the prior-year period and gross profit percentage decreased to 33% compared to 38% in the prior-year period.  R&D expenses decreased 9% to $8.9 million compared to $9.8 million in the first quarter of Fiscal Year 2019 while SG&A expenses increased 3% to $21.3 million from $20.6 million.  Restructuring expenses increased to $1.4 million from $1.0 million.  Operating income for the first quarter of Fiscal Year 2020, which included asset impairment charges totaling $1.6 million, was $9.4 million compared to operating loss of $341.8 million in the first quarter of Fiscal Year 2019, which included asset impairment charges totaling $369.5 million.  Net loss for the first quarter of Fiscal Year 2020 was $12.2 million, or $0.32 per diluted share compared to net loss of $287.5 million or $7.65 per diluted share in the first quarter of Fiscal Year 2019.

A more detailed discussion of the Company’s financial results can be found below.

Results of Operations - Three months ended September 30, 2019 compared with the three months ended September 30, 2018

Net sales decreased to $127.3 million for the three months ended September 30, 2019.  The table below identifies the Company’s net product sales by medical indication for the three months ended September 30, 2019 and 2018.  The medical indication categories for the three months ended September 30, 2018 was reclassified to better align with industry standards and the Company’s peers.

(In thousands)	Three Months Ended September 30,
Medical Indication	2019	2018
Analgesic	$1,884	$1,829
Anti-Psychosis	28,034	10,889
Cardiovascular	21,606	21,770
Central Nervous System	19,257	14,286
Endocrinology	—	53,878
Gastrointestinal	16,962	17,594
Infectious Disease	11,895	4,480
Migraine	9,143	9,737
Respiratory/Allergy/Cough/Cold	2,707	3,584
Urinary	435	1,541
Other	9,861	10,805
Contract manufacturing revenue	5,558	4,661
Total	$127,342	$155,054

The decrease in net sales was driven by decreased volumes of $19.9 million and, to a lesser extent, decreased average selling price of products of $7.8 million.  Overall volumes decreased primarily due to the loss of Levothyroxine sales associated with the expiration of the JSP Distribution Agreement, partially offset by additional volumes from product launches and increased market share in certain key products.  Average selling prices were impacted by product mix and price decreases in certain key products and, to a lesser extent, competitive pricing pressures.  Although the Company has benefited in the past from favorable pricing trends, these trends have reversed.

In January 2017, a provision in the Bipartisan Budget Act of 2015 required drug manufacturers to pay additional rebates to state Medicaid programs if the prices of their generic drugs rise at a rate faster than inflation.  The provision negatively impacted the Company’s net sales by $10.4 million during the three months ended September 30, 2019 and $7.9 million during the three months ended September 30, 2018, which contributed to the overall decreased average selling price.

The following chart details price and volume changes by medical indication:

Medical indication	Sales volume change %	Sales price change %
Analgesic	143%	(140)%
Anti-Psychosis	130%	28%
Cardiovascular	(28)%	27%
Central Nervous System	63%	(28)%
Endocrinology	(100)%	—%
Gastrointestinal	(2)%	(1)%
Infectious Disease	197%	(31)%
Migraine	17%	(23)%
Respiratory/Allergy/Cough/Cold	(19)%	(6)%
Urinary	(35)%	(37)%

The Company sells its products to customers in various distribution channels.  The table below presents the Company’s net sales to each distribution channel for the three months ended September 30:

(In thousands) Customer Distribution Channel	September 30, 2019	September 30, 2018
Wholesaler/Distributor	$102,200	$116,354
Retail Chain	17,088	25,041
Mail-Order Pharmacy	2,496	8,998
Contract manufacturing revenue	5,558	4,661
Total	$127,342	$155,054

Overall net sales decreased primarily due to the loss of the Levothyroxine sales associated with the expiration of the JSP Distribution Agreement, partially offset by additional volumes from product launches and increased market share in certain key products.  The allocation of the Company’s sales among the various distribution channels remained consistent with the same prior-year period.

Cocaine Hydrochloride Solution

In December 2017, a competitor received approval from the FDA to market and sell a Cocaine Hydrochloride topical product.  This approval affects the Company’s right to market and sell its unapproved cocaine hydrochloride solution product.  According to FDA guidance, the FDA typically allows the marketing of unapproved products for up to one year following the approval of an NDA for the product.  Upon the recent request of the FDA to cease manufacturing and distributing our unapproved cocaine hydrochloride solution product as a result of an approved product on the market, the Company committed to not manufacture or distribute cocaine hydrochloride 10% solution, which has not been sold during Fiscal 2019, as of April 15, 2019.  The Company also ceased manufacturing its unapproved cocaine hydrochloride 4% solution on June 15, 2019 and ceased distributing the product on August 15, 2019.  The Company does not believe the discontinuation will have a material impact on our future expected results of operations, as we had anticipated the withdrawal of this product.  During the three months ended September 30, 2019 and September 30, 2018, the Company’s net sales of the unapproved cocaine hydrochloride solution product were $2.8 million and $3.0 million, respectively.

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

The competitor filed a Citizen Petition with the FDA in February 2019, claiming that the grant of the NCE exclusivity blocks the approval of the Company’s application for five years and requesting that the FDA refuse to accept any further submissions in furtherance of the Company’s Section 505(b)(2) NDA application, treat as withdrawn any submissions made by the Company after December 2017 and withdraw the Company’s Section 505(b)(2) application.  On April 24, 2019, the Company filed an opposition to the Citizen Petition requesting that it be denied. On July 3, 2019, the FDA denied the competitor’s Citizen Petition. Thereafter, the competitor filed a second Citizen Petition claiming that the FDA should rescind the acceptance of the Company’s Section 505(b)(2) application and only permit the Company to re-submit the application as an ANDA after the expiration of the competitor’s five year exclusivity.  The Company filed an opposition to the second Citizen Petition asserting, among other things, that the FDA should summarily deny the second Citizen Petition as an improper attempt to delay competition.  The FDA has not yet ruled on the second Citizen Petition.  The Company believes the FDA is continuing to review its Section 505(b)(2) application.

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

The Company has been working with the FDA to regain the “AB” rating, and in the meantime, maintains the drug on the U.S. market with a BX rating.  However, there can be no assurance as to when or if the Company will regain the “AB” rating or be permitted to remain on the market.  The Company agreed to potential acquisition-related contingent payments to UCB related to Methylphenidate ER if the FDA reinstates the AB-rating and certain sales thresholds are met.  Such potential contingent payments are set to expire after December 31, 2020.

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

Ranitidine Oral Solution, USP

As part of an industry-wide action, the Company is voluntarily recalling all lots within expiry of Ranitidine Syrup (Ranitidine Oral Solution, USP), 15mg/mL to the consumer level due to levels of N-Nitrosodimethylamine (“NDMA”), a probable human carcinogen, above the levels recently established by the FDA.  On September 17, 2019, the FDA notified the Company about the possible presence of NDMA in its Ranitidine Oral Solution product and the Company immediately commenced testing and analysis of the active pharmaceutical ingredient (“API”) and drug product, and confirmed the presence of NDMA.  The Company is in the process of switching its API supplier for its Ranitidine Oral Solution, USP product.  The Company’s net sales of Ranitidine Oral Solution in the fourth quarter of fiscal year 2019 totaled $1.9 million.  The Company does not believe the recall will have a significant impact on our future expected financial position, results of operations and cash flows.

Cost of Sales, including amortization of intangibles.  Cost of sales, including amortization of intangibles for the first quarter of Fiscal Year 2020 decreased 12% to $84.7 million from $95.9 million in the same prior-year period.  The decrease was primarily attributable to the loss of Levothyroxine sales associated with the expiration of the JSP Distribution Agreement, partially offset by additional volumes of products sold as well as increased product royalties expense related to various distribution agreements.  Product royalties expense included in cost of sales totaled $16.3 million for the first quarter of Fiscal Year 2020 and $5.9 million for the first quarter of Fiscal Year 2019.  Amortization expense included in cost of sales totaled $7.0 million for the first quarter of Fiscal Year 2020 and $8.2 million for the first quarter of Fiscal Year 2019.

Gross Profit.  Gross profit for the first quarter of Fiscal 2020 decreased 28% to $42.7 million or 33% of net sales.  In comparison, gross profit for the first quarter of Fiscal 2019 was $59.1 million or 38% of net sales.  The decrease in gross profit percentage was primarily attributable to the loss of Levothyroxine sales associated with the expiration of the JSP Distribution Agreement as well as increased product royalties related to distribution agreements, partially offset by manufacturing efficiencies as a result of cost reduction initiatives.

Research and Development Expenses.  Research and development expenses for the first quarter decreased 9% to $8.9 million in Fiscal Year 2020 from $9.8 million in Fiscal Year 2019.  The decrease was primarily due to lower R&D expenses as a result of the Company’s decision to cease operations at Cody Labs.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased 3% to $21.3 million in the first quarter of Fiscal Year 2020 compared with $20.6 million in Fiscal Year 2019.  The increase was primarily driven by increased legal costs and separation costs associated with the Company’s former chief financial officer, partially offset by lower expenses at the Company’s Cody Labs subsidiary and other cost reduction initiatives.

The Company is focused on controlling operating expenses and has executed on its 2016 Restructuring Plan, Cody Restructuring Plan and Cody API Restructuring Plan as noted above; however, increases in personnel and other costs to facilitate enhancements in the Company’s infrastructure and expansion may impact operating expenses in future periods.

Restructuring Expenses.  Restructuring expenses totaled $1.4 million in the first quarter of Fiscal Year 2020 compared to $1.0 million in the prior-year period, primarily due to the timing of the Company’s various restructuring plans.  See Note 4 “Restructuring Charges” for more information.

Asset Impairment Charges.  In the first quarter of Fiscal 2020, the Company recorded a ROU lease asset totaling $1.2 million related to an existing lease at Cody Labs upon adoption of ASU No. 2016-02.  The Company subsequently recorded a full impairment of the asset as a result of the decision to cease operations at Cody Labs.

In the first quarter of Fiscal 2019, the Company approved a plan to sell the Cody API business.  As such, all assets and liabilities associated with the Cody API business were recorded in the assets and liabilities held for sale captions in the Consolidated Balance Sheet as of September 30, 2018.  As part of the held for sale classification, the Company recorded the assets of the Cody API business at fair value less costs to sell.  The Company performed a fair value analysis which resulted in a $29.9 million impairment of the Cody long-lived assets.

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

Other Income (Loss).  Interest expense for the three months ended September 30, 2019 totaled $19.3 million compared to $21.4 million for the three months ended September 30, 2018.  The decrease was due to a lower weighted-average debt balance in the first quarter of Fiscal 2020 as compared to the prior-year period.  The weighted average interest rate for the first quarter of Fiscal 2020 and 2019 was 9.8% and 9.3%, respectively.  Investment income totaled $0.7 million in the first quarter of Fiscal 2020 compared to $0.4 million in the first quarter of Fiscal 2019.

Income Tax.  The Company recorded an income tax expense of $1.8 million in the first quarter of Fiscal Year 2020 as compared to an income tax benefit of $75.6 million in the first quarter of Fiscal Year 2019.  The effective tax rate for the three months ended September 30, 2019 was (17.2)%, compared to 20.8% for the three months ended September 30, 2018.  The effective tax rate for the three months ended September 30, 2019 was lower compared to the three months ended September 30, 2018 primarily due to research and development credits relative to expected pre-tax income, partially offset by the impact of excess tax shortfalls related to stock compensation.

Net Loss.  For the three months ended September 30, 2019, the Company reported net loss of $12.2 million, or $0.32 per diluted share.  Comparatively, net loss in the corresponding prior-year period was $287.5 million, or $7.65 per diluted share.

Liquidity and Capital Resources

Cash Flow

The Company had historically financed its operations with cash flow generated from operations supplemented with borrowings from various government agencies and financial institutions.  At September 30, 2019, working capital was $256.0 million as compared to $295.6 million at June 30, 2019, a decrease of $39.6 million.  Current product portfolio sales as well as sales related to future product approvals are anticipated to continue to generate positive cash flow from operations.

Net cash provided by operating activities of $4.3 million for the three months ended September 30, 2019 reflected net loss of $12.2 million, adjustments for non-cash items of $23.0 million, as well as cash used through changes in operating assets and liabilities of $6.6 million.  In comparison, net cash provided by operating activities of $54.7 million for the three months ended September 30, 2018 reflected net loss of $287.5 million, adjustments for non-cash items of $314.2 million, as well as cash provided by changes in operating assets and liabilities of $28.0 million.

Significant changes in operating assets and liabilities from June 30, 2019 to September 30, 2019 were comprised of:

•                  An increase in accounts receivable of $8.4 million mainly due to the timing of sales and product launches in the first quarter of Fiscal 2020.  The Company’s days sales outstanding (“DSO”) at September 30, 2019, based on gross sales for the three months ended September 30, 2019 and gross accounts receivable at September 30, 2019, was 81 days.  The level of DSO at September 30, 2019 was comparable to the Company’s expectation that DSO will be in the 70 to 85-day range based on customer payment terms.

•                  An increase in accounts payable totaling $13.4 million primarily due to the timing of payments.

•                  A decrease in accrued payroll and payroll-related costs of $7.6 million primarily related to payments made in August 2019 in connection with incentive compensation accrued in Fiscal Year 2019, partially offset by the timing of payroll payments.

•                  A decrease in other assets totaling $6.8 million primarily due to receipt of an indemnification asset from UCB related to a government pricing contract compliance review.

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

Net cash used in investing activities of $21.5 million for the three months ended September 30, 2019 was mainly the result of purchases of intangible assets of $23.5 million and purchases of property, plant and equipment of $4.0 million, partially offset by proceeds from the sale of property, plant and equipment of $6.3 million.  Net cash provided by investing activities of $13.8 million for the three months ended September 30, 2018 was mainly the result of proceeds from the sale of property, plant and equipment of $14.0 million and proceeds from the sale of an outstanding VIE loan to a third party of $5.6 million, partially offset by purchases of property, plant and equipment of $5.8 million.

Net cash used in financing activities of $22.0 million for the three months ended September 30, 2019 was primarily due to debt repayments of $96.6 million, purchase of a capped call in connection with the 4.50% Convertible Senior Notes offering totaling $7.1 million, payments of debt issuance costs totaling $3.5 million, and purchases of treasury stock totaling $1.4 million, partially offset by proceeds from the issuance of 4.50% Convertible Senior Notes of $86.3 million and proceeds from issuance of stock pursuant to stock compensation plans of $0.2 million.  Net cash used in financing activities of $16.8 million for the three months ended September 30, 2018 was primarily due to debt repayments of $16.7 million and purchases of treasury stock totaling $0.4 million, partially offset by proceeds from issuance of stock pursuant to stock compensation plans of $0.3 million.

Credit Facility and Other Indebtedness

The Company has previously entered into and may enter future agreements with various government agencies and financial institutions to provide additional cash to help finance the Company’s acquisitions, various capital investments and potential strategic opportunities.  These borrowing arrangements as of September 30, 2019 are as follows:

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

Refer to the Company’s Form 10-K for the fiscal year ended June 30, 2019 for further details on the Amended Senior Secured Credit Facility.

4.50% Convertible Senior Notes due 2026

On September 27, 2019, the Company issued $86,250,000 aggregate principal amount of the Notes in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.  The Notes are senior unsecured obligations of the Company and bear interest at an annual rate of 4.50% payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2020.  The Notes will mature on October 1, 2026, unless earlier repurchased, redeemed or converted in accordance with their terms.  The Notes are convertible into shares of the Company’s common stock at an initial conversion rate of 65.4022 shares per $1,000 principal amount of Notes (which is equivalent to an initial conversion price of approximately $15.29 per share), subject to adjustments upon the occurrence of certain events (but will not be adjusted for any accrued and unpaid interest).  The Company may redeem all or a part of the Notes on or after October 6, 2023 at a redemption price equal to 100% of the principal amount of the Notes redeemed, plus accrued and unpaid interest, if any, up to, but excluding, the redemption date, subject to certain conditions relating to the Company’s stock price having been met.  Following certain corporate events that occur prior to the maturity date or if the Company delivers a notice of redemption, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its Notes in connection with such corporate event or notice of redemption.  The indenture covering the Notes contains certain other customary terms and covenants, including that upon certain events of default occurring and continuing, either the trustee or holders of at least 25% in principal amount of the outstanding Notes may declare 100% of the principal of, and accrued and unpaid interest on, all the Notes to be due and payable.

In connection with the offering of the Notes, the Company also entered into privately negotiated “capped call” transactions with several counterparties.  The capped call transaction will initially cover, subject to customary anti-dilution adjustments, the number of shares of common stock that initially underlie the Notes.  The capped call transactions are expected to generally reduce the potential dilutive effect on the Company’s common stock upon any conversion of the Notes with such reduction subject to a cap which is initially $19.46 per share.

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

In the second quarter of Fiscal 2019, the Company entered into an agreement in principle with North South Brother Pharmacy Investment Co., Ltd. and HEC Group PTY, Ltd. (collectively, “HEC”) to develop an insulin glargine product that would be biosimilar to Lantus Solostar, pursuant to a License and Collaboration Agreement to be executed by the parties.  This agreement modifies and supersedes a May 3, 2016 Collaboration and Supply Agreement with HEC.  Under the terms of the deal, among other things, the Company shall fund up to $32 million of the development costs and split 50/50 any development costs in excess thereof.  Lannett shall receive an exclusive license to distribute and market the product in the United States upon FDA approval under the 50/50 profit split for the first ten years following commercialization, followed by a 60/40 split in favor of HEC for the following five years.

Critical Accounting Policies

The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States and the rules and regulations of the U.S. Securities & Exchange Commission requires the use of estimates and assumptions.  A listing of the Company’s significant accounting policies is detailed in Note 3 “Summary of Significant Accounting Policies.”  A subsection of these accounting policies has been identified by management as “Critical Accounting Policies.”  Critical accounting policies are those which require management to make estimates using assumptions that were uncertain at the time the estimates were made and for which the use of different assumptions, which reasonably could have been used, could have a material impact on the financial condition or results of operations.

Management has identified the following as “Critical Accounting Policies”: Revenue Recognition, Inventories, Income Taxes, Business Combinations, Valuation of Long-Lived Assets, including Goodwill and Intangible Assets, In-Process Research and Development and Share-based Compensation.

Revenue Recognition

On July 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers, which superseded ASC Topic 605, Revenue Recognition.  Under ASC 606, the Company recognizes revenue when title and risk of loss of promised goods or services have transferred to the customer at an amount that reflects the consideration the Company is expected to be entitled.  Our revenue consists almost entirely of sales of our pharmaceutical products to customers, whereby we ship product to a customer pursuant to a purchase order.  Revenue contracts such as these do not generally give rise to contract assets or contract liabilities because: (i) the underlying contracts generally have only a single performance obligation and (ii) we do not generally receive consideration until the performance obligation is fully satisfied.  The new revenue standard also impacts the timing of the Company’s revenue recognition by requiring recognition of certain contract manufacturing arrangements to change from “upon shipment or delivery” to “over time”.  However, the recognition of these arrangements over time does not currently have a material impact on the Company’s consolidated results of operations or financial position.  The Company adopted ASC 606 using the modified retrospective method.

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

Refer to the Company’s Form 10-K for the fiscal year ended June 30, 2019 for a description of our remaining Critical Accounting Policies.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On November 25, 2015, in connection with the acquisition of KUPI, the Company entered into a Senior Secured Credit Facility, which was subsequently amended in June 2016.  Based on the variable-rate debt outstanding at September 30, 2019, each 1/8% increase in interest rates would yield $0.8 million of incremental annual interest expense.

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

Change in Internal Control Over Financial Reporting

There has been no change in Lannett’s internal control over financial reporting during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in Note 11 “Legal, Regulatory Matters and Contingencies” of the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and is incorporated by reference herein.

ITEM 1A.  RISK FACTORS

Lannett Company, Inc’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019 includes a detailed description of its risk factors.

In the first quarter of Fiscal 2020, the Company updated Item 1A. Risk Factors to include the following:

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

One such governmental program, known as the 340B Program, requires pharmaceutical manufacturers to enter into an agreement, called a pharmaceutical pricing agreement (PPA), with the Secretary of Health and Human Services. Under the PPA, the manufacturer agrees to provide front-end discounts on covered outpatient drugs purchased by specified providers, called “covered entities,” that serve the nation’s most vulnerable patient populations. Outpatient prescription drugs, over the counter drugs (accompanied by a prescription), and clinic administered drugs within eligible facilities are covered.

In addition, legislative and regulatory proposals and enactments to reform health care and government insurance programs could significantly influence the manner in which pharmaceutical products and medical devices are prescribed and purchased. We expect there will continue to be federal and state laws and/or regulations, proposed and implemented, that could limit the amounts that federal and state governments will pay for health care products and services. The extent to which future legislation or regulations, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted or what effect such legislation or regulation would have on our business remains uncertain. For example, H.R.987, the “Strengthening Health Care and Lowering Prescription Drug Costs Act,” which incorporated a bipartisan effort to address prescription drug pricing combined with broader provisions protecting the Affordable Care Act, was passed by the House of Representatives on May 16, 2019, but it is not expected to pass in the Senate. The bill does represent bipartisan consensus on the need to reform the drug pricing system. Additionally, in 2019, President Trump stated that he was considering an executive order that would require drug manufacturers to offer the Federal Government most favored nation pricing (i.e., the lowest pricing offered to anybody else in the world). Such measures or other health care system reforms that are adopted could have a material adverse effect on our industry generally and our ability to successfully commercialize our products or could limit or eliminate our spending on development projects and affect our ultimate profitability.

We may need to change our business practices to comply with changes to fraud and abuse laws.

We are subject to various federal and state laws pertaining to health care fraud and abuse, including the Medicare and Medicaid Anti-Kickback Statute (the “Anti-Kickback Statute”), which apply to our sales and marketing practices and our relationships with physicians and other referral sources. At the federal level, the Anti-Kickback Statute prohibits any person or entity from knowingly and willfully soliciting, receiving, offering, or paying any remuneration, including a bribe, kickback, or rebate, directly or indirectly, in return for or to induce the referral of patients for items or services covered by federal health care programs, or the furnishing, recommending, or arranging for products or services covered by federal health care programs. Federal health care programs have been defined to include plans and programs that provide health benefits funded by the federal government, including Medicare and Medicaid, among others. The definition of “remuneration” has been broadly interpreted to include anything of value, including, for example, gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash and waivers of payments. Several courts have interpreted the federal Anti- Kickback Statute’s intent requirement to mean that if even one purpose in an arrangement involving remuneration is to induce referrals or otherwise generate business involving goods or services reimbursed in whole or in part under federal health care programs, the statute has been violated. The federal government has issued regulations, commonly known as safe harbors that set forth certain provisions which, if fully met, will assure parties that they will not be prosecuted under the federal Anti-Kickback Statute. The failure of a transaction or arrangement to fit within a specific safe harbor does not necessarily mean that the transaction or arrangement will be illegal or that prosecution under the federal Anti-Kickback Statute will be pursued, but such transactions or arrangements face an increased risk of scrutiny by government enforcement authorities and an ongoing risk of prosecution. If our sales and marketing practices or our relationships with physicians are considered by federal or state enforcement authorities to be knowingly and willfully soliciting, receiving, offering, or providing any remuneration in exchange for arranging for or recommending our products and services and such activities do not fit within a safe harbor, then these arrangements could be challenged under the federal Anti-Kickback Statute.

If our operations are found to be in violation of the federal Anti-Kickback Statute we may be subject to civil and criminal penalties including fines of up to $100 thousand per violation, civil monetary penalties of up to $100 thousand per violation, assessments of up to three times the amount of the prohibited remuneration, imprisonment and exclusion from participating in the federal health care programs. Violations of the Anti-Kickback Statute also may result in a finding of civil liability under the FFCA (as further discussed below) and the potential imposition of additional civil fines and monetary penalties that could be substantial. Falsely certifying compliance with the Anti-Kickback Statute in connection with a claim submitted to a federally funded insurance program is actionable under the FFCA. In addition, HIPAA and its implementing regulations created two new federal crimes: health care fraud and false statements relating to health care matters. The HIPAA health care fraud statute prohibits, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any health care benefit program, including private payors. A violation of this statue is a felony and may result in fines, imprisonment and/or exclusion from government-sponsored programs. The HIPAA false statements statute prohibits, among other things, knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation in connection with the delivery of or payment for health care benefits, items, or services.

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

Exhibit Index

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

10.58+*	Cediprof Agreement	Filed Herewith

10.59+*	Sinotherapeutics Distribution and Supply Agreement	Filed Herewith

10.60	Lannett Company, Inc. Non-Qualified Deferred Compensation Plan	Filed Herewith

101.INS**	XBRL Instance Document

101.SCH**	XBRL Extension Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

101.LAB**	XBRL Label Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

* Certain portions of this Exhibit have been redacted to preserve confidentiality.  The registrant hereby undertakes to provide further information regarding such redacted information to the Commission upon request.

+ Certain portions of this Exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K.  The registrant undertakes to provide further information regarding such omitted materials to the Commission upon request.

** Furnished Herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANNETT COMPANY, INC.

Dated: November 7, 2019	By:	/s/ Timothy Crew
Timothy Crew
Chief Executive Officer

Dated: November 7, 2019	By:	/s/ John Kozlowski
John Kozlowski
Vice President of Finance and Chief Financial Officer

Dated: November 7, 2019	By:	/s/ G. Michael Landis
G. Michael Landis
Senior Director of Finance, Principal Accounting Officer and Treasurer