Form 10-Q
period 2019-12-31
LANNETT CO INC
filed 2020-02-06
CIK 57725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2019

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-12 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each class of the registrant’s common stock, as of the latest practical date.

Class	Outstanding as of January 31, 2020
Common stock, par value $0.001 per share	40,343,569

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LANNETT COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	(Unaudited)
	December 31, 2019	June 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$119,176	$140,249
Accounts receivable, net	158,498	164,752
Inventories	152,090	143,971
Prepaid income taxes	6,949	—
Assets held for sale	3,757	9,671
Other current assets	8,709	13,606
Total current assets	449,179	472,249
Property, plant and equipment, net	183,631	186,670
Intangible assets, net	422,849	411,229
Operating lease right-of-use assets	6,015	—
Deferred tax assets	111,514	109,305
Other assets	7,896	7,960
TOTAL ASSETS	$1,181,084	$1,187,413

LIABILITIES
Current liabilities:
Accounts payable	$30,883	$13,493
Accrued expenses	10,750	5,805
Accrued payroll and payroll-related expenses	12,238	19,924
Rebates payable	48,447	46,175
Royalties payable	20,298	16,215
Restructuring liability	515	2,315
Income taxes payable	—	2,198
Current operating lease liabilities	1,848	—
Short-term borrowings and current portion of long-term debt	101,939	66,845
Other current liabilities	2,851	3,652
Total current liabilities	229,769	176,622
Long-term debt, net	606,073	662,203
Long-term operating lease liabilities	5,358	—
Other liabilities	14,712	14,547
TOTAL LIABILITIES	855,912	853,372
Commitments (Note 12)

STOCKHOLDERS’ EQUITY
Common stock ($0.001 par value, 100,000,000 shares authorized; 39,851,828 and 38,969,518 shares issued; 38,698,403 and 38,010,714 shares outstanding at December 31, 2019 and June 30, 2019, respectively)	40	39
Additional paid-in capital	317,012	317,023
Retained earnings	25,002	32,075
Accumulated other comprehensive loss	(578)	(615)
Treasury stock (1,153,425 and 958,804 shares at December 31, 2019 and June 30, 2019, respectively)	(16,304)	(14,481)
Total stockholders’ equity	325,172	334,041
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,181,084	$1,187,413

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Net sales	$136,110	$193,718	$263,452	$348,772
Cost of sales	86,663	115,751	164,319	203,441
Amortization of intangibles	8,153	8,157	15,181	16,380
Gross profit	41,294	69,810	83,952	128,951
Operating expenses:
Research and development expenses	6,906	9,723	15,846	19,533
Selling, general and administrative expenses	17,421	23,197	38,729	43,785
Restructuring expenses	192	213	1,580	1,235
Asset impairment charges	—	—	1,618	369,499
Total operating expenses	24,519	33,133	57,773	434,052
Operating income (loss)	16,775	36,677	26,179	(305,101)
Other income (loss):
Loss on extinguishment of debt	—	—	(2,145)	—
Investment income	430	556	1,159	935
Interest expense	(16,694)	(21,512)	(35,986)	(42,945)
Other	(735)	(712)	199	(1,008)
Total other loss	(16,999)	(21,668)	(36,773)	(43,018)
Income (loss) before income tax	(224)	15,009	(10,594)	(348,119)
Income tax expense (benefit)	(5,308)	2,647	(3,521)	(72,953)
Net income (loss)	$5,084	$12,362	$(7,073)	$(275,166)

Earnings (loss) per common share:
Basic	$0.13	$0.33	$(0.18)	$(7.30)
Diluted (1)	$0.13	$0.32	$(0.18)	$(7.30)

Weighted average common shares outstanding:
Basic	38,605,052	37,761,176	38,457,159	37,674,200
Diluted (1)	40,557,503	39,112,547	38,457,159	37,674,200

(1)	See Note 14 “Earnings (Loss) Per Common Share” for details on calculation.

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(In thousands)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Net income (loss)	$5,084	$12,362	$(7,073)	$(275,166)
Other comprehensive income (loss), before tax:
Foreign currency translation gain (loss)	83	7	37	13
Total other comprehensive income (loss), before tax	83	7	37	13
Income tax related to items of other comprehensive income	—	—	—	—
Total other comprehensive income (loss), net of tax	83	7	37	13
Comprehensive income (loss)	$5,167	$12,369	$(7,036)	$(275,153)

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Three months ended December 31, 2019
					Accumulated
	Common Stock		Additional		Other		Total
	Shares		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Issued	Amount	Capital	Earnings	Loss	Stock	Equity
Balance, September 30, 2019	39,630	$40	$314,645	$19,918	$(661)	$(15,838)	$318,104
Shares issued in connection with share-based compensation plans	222	—	360	—	—	—	360
Share-based compensation	—	—	2,007	—	—	—	2,007
Purchase of treasury stock	—	—	—	—	—	(466)	(466)
Other comprehensive income, net of tax	—	—	—	—	83	—	83
Net income	—	—	—	5,084	—	—	5,084
Balance, December 31, 2019	39,852	$40	$317,012	$25,002	$(578)	$(16,304)	$325,172

	Three months ended December 31, 2018
					Accumulated
	Common Stock		Additional		Other		Total
	Shares		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Issued	Amount	Capital	Earnings	Loss	Stock	Equity
Balance, September 30, 2018	38,665	$39	$310,135	$16,654	$(509)	$(14,295)	$312,024
Shares issued in connection with share-based compensation plans	102	—	237	—	—	—	237
Share-based compensation	—	—	1,950	—	—	—	1,950
Purchase of treasury stock	—	—	—	—	—	(69)	(69)
Other comprehensive income net of tax	—	—	—	—	7	—	7
Net income	—	—	—	12,362	—	—	12,362
Balance, December 31, 2018	38,767	$39	$312,322	$29,016	$(502)	$(14,364)	$326,511

	Six months ended December 31, 2019
					Accumulated
	Common Stock		Additional		Other		Total
	Shares		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Issued	Amount	Capital	Earnings	Loss	Stock	Equity
Balance, June 30, 2019	38,970	$39	$317,023	$32,075	$(615)	$(14,481)	$334,041
Shares issued in connection with share-based compensation plans	882	1	595	—	—	—	596
Share-based compensation	—	—	6,466	—	—	—	6,466
Purchase of treasury stock	—	—	—	—	—	(1,823)	(1,823)
Other comprehensive income, net of tax	—	—	—	—	37	—	37
Purchase of capped call	—	—	(7,072)	—	—	—	(7,072)
Net loss	—	—	—	(7,073)	—	—	(7,073)
Balance, December 31, 2019	39,852	$40	$317,012	$25,002	$(578)	$(16,304)	$325,172

	Six months ended December 31, 2018
					Accumulated
	Common Stock		Additional		Other		Total
	Shares		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Issued	Amount	Capital	Earnings	Loss	Stock	Equity
Balance, June 30, 2018	38,257	$38	$306,817	$306,464	$(515)	$(13,889)	$598,915
Shares issued in connection with share-based compensation plans	510	1	520	—	—	—	521
Share-based compensation	—	—	4,985	—	—	—	4,985
Purchase of treasury stock	—	—	—	—	—	(475)	(475)
Other comprehensive income net of tax	—	—	—	—	13	—	13
ASC 606 adjustment, net of tax	—	—	—	(2,282)	—	—	(2,282)
Net loss	—	—	—	(275,166)	—	—	(275,166)
Balance, December 31, 2018	38,767	$39	$312,322	$29,016	$(502)	$(14,364)	$326,511

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended
	December 31,
	2019	2018
OPERATING ACTIVITIES:
Net loss	$(7,073)	$(275,166)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	26,878	28,622
Deferred income tax benefit	(2,209)	(77,950)
Share-based compensation	6,466	4,985
Asset impairment charges	1,618	369,499
Loss (gain) on sale/disposal of assets	(1,195)	644
Loss on extinguishment of debt	2,145	—
Amortization of debt discount and other debt issuance costs	7,571	8,934
Other noncash expenses	829	(510)
Changes in assets and liabilities which provided (used) cash:
Accounts receivable, net	6,254	(25,887)
Inventories	(8,119)	2,156
Prepaid income taxes/income taxes payable	(8,982)	17,516
Other assets	5,801	(678)
Rebates payable	2,272	(5,016)
Royalties payable	4,083	3,660
Restructuring liability	(1,800)	(1,013)
Operating lease liability	(716)	—
Accounts payable	17,390	3,701
Accrued expenses	4,988	(4)
Accrued payroll and payroll-related expenses	(7,686)	8,501
Settlement liability	—	8,000
Deferred revenue	—	23,998
Other liabilities	(801)	—
Net cash provided by operating activities	47,714	93,992
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(8,796)	(12,030)
Proceeds from sale of property, plant and equipment	6,288	14,091
Proceeds from sale of outstanding loan to Variable Interest Entity (“VIE”)	—	5,600
Advance to VIE	(250)	—
Purchases of intangible assets	(27,250)	(2,000)
Net cash provided by (used in) investing activities	(30,008)	5,661
FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	86,250	—
Purchase of capped call	(7,072)	—
Repayments of long-term debt	(113,278)	(33,422)
Proceeds from issuance of stock	596	521
Payment of deferred financing fees	(3,489)	(1,102)
Purchase of treasury stock	(1,823)	(475)
Net cash used in financing activities	(38,816)	(34,478)
Effect on cash and cash equivalents of changes in foreign exchange rates	37	13
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(21,073)	65,188
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	140,249	98,586
CASH AND CASH EQUIVALENTS, END OF PERIOD	$119,176	$163,774
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$27,762	$34,190
Income taxes paid (refunded)	$7,670	$(11,993)
Accrued purchases of property, plant and equipment	$2,304	$2,416

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.  Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for the presentation of interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the unaudited financial statements do not include all the information and footnotes necessary for a comprehensive presentation of the financial position, results of operations and cash flows for the periods presented.  In the opinion of management, the unaudited financial statements include all the normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented.  Operating results for the three and six months ended December 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2020.  These unaudited financial statements should be read in combination with the other Notes in this section; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 2; and the Consolidated Financial Statements, including the Notes to the Consolidated Financial Statements, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.  The Consolidated Balance Sheet as of June 30, 2019 was derived from audited financial statements.

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

Segment Information

The Company operates in one reportable segment, generic pharmaceuticals.  As such, the Company aggregates its financial information for all products.  The table below identifies the Company’s net sales by medical indication for the three and six months ended December 31, 2019 and 2018.  The medical indication categories for the three and six months ended December 31, 2018 were reclassified to better align with industry standards and the Company’s peers.

	Three Months Ended		Six Months Ended
(In thousands)	December 31,		December 31,
Medical Indication	2019	2018	2019	2018
Analgesic	$2,111	$2,547	$3,995	$4,376
Anti-Psychosis	22,697	14,036	50,730	24,925
Cardiovascular	23,972	25,680	45,579	47,450
Central Nervous System	19,331	7,373	38,588	21,659
Endocrinology	—	88,477	—	142,355
Gastrointestinal	18,313	12,943	35,275	30,537
Infectious Disease	18,078	4,616	29,973	9,096
Migraine	10,878	12,551	20,021	22,288
Respiratory/Allergy/Cough/Cold	3,075	3,388	5,781	6,972
Urinary	1,233	1,596	1,668	3,137
Other	9,934	12,606	19,796	23,411
Contract manufacturing revenue	6,488	7,905	12,046	12,566
Total net sales	$136,110	$193,718	$263,452	$348,772

Customer, Supplier and Product Concentration

The following table presents the percentage of total net sales, for the three and six months ended December 31, 2019 and 2018, for one of the Company’s products, defined as products containing the same active ingredient or combination of ingredients, which accounted for at least 10% of net sales in any of those periods:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Product 1	15%	7%	18%	7%
Product 2	10%	—%	9%	—%
Product 3	—%	46%	—%	41%

The following table presents the percentage of total net sales, for the three and six months ended December 31, 2019 and 2018, for certain of the Company’s customers which accounted for at least 10% of net sales in any of those periods:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Customer A	26%	14%	26%	16%
Customer B	21%	18%	23%	23%
Customer C	8%	13%	10%	11%
Customer D	—%	14%	—%	8%

The Company’s primary finished goods inventory supplier through March 23, 2019 was Jerome Stevens Pharmaceuticals, Inc. (“JSP”), in Bohemia, New York.  Purchases of finished goods inventory from JSP accounted for approximately 34% and 33% of the Company’s inventory purchases during the three and six months ended December 31, 2018, respectively. There were no purchases of finished goods inventory from JSP in the first six months of Fiscal 2020.

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

Rebates

Rebates are offered to the Company’s key chain drug store, distributor and wholesaler customers to promote customer loyalty and increase product sales. These rebate programs provide customers with credits upon attainment of pre-established volumes or attainment of net sales milestones for a specified period. Other promotional programs are incentive programs offered to the customers. Additionally, as a result of the Patient Protection and Affordable Care Act (“PPACA”) enacted in the U.S. in March 2010, the Company participates in a new cost-sharing program for certain Medicare Part D beneficiaries designed primarily for the sale of brand drugs and certain generic drugs if their FDA approval was granted under a New Drug Application (“NDA”) or 505(b) NDA versus an abbreviated new drug application ("ANDA’). Drugs purchased within the Medicare Part D coverage gap (commonly referred to as the “donut hole”) result in additional rebates. The Company estimates the reserve for rebates and other promotional credit programs based on the specific terms in each agreement when revenue is recognized. The reserve for rebates increases (decreases) as sales to certain wholesale and retail customers increase (decrease). However, since these rebate programs are not identical for all customers, the size of the reserve will depend on the mix of sales to customers that are eligible to receive rebates.

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

Other Adjustments

Other adjustments consist primarily of “price adjustments”, also known as “shelf-stock adjustments” and “price protections,” which are both credits issued to reflect increases or decreases in the invoice or contract prices of the Company’s products.  In the case of a price decrease, a credit is given for product remaining in customer’s inventories at the time of the price reduction.  Contractual price protection results in a similar credit when the invoice or contract prices of the Company’s products increase, effectively allowing customers to purchase products at previous prices for a specified period of time.  Amounts recorded for estimated shelf-stock adjustments and price protections are based upon specified terms with direct customers, estimated changes in market prices and estimates of inventory held by customers.  The Company regularly monitors these and other factors and evaluates the reserve as additional information becomes available.  Other adjustments also include prompt payment discounts and “failure-to-supply” adjustments.  If the Company is unable to fulfill certain customer orders, the customer can purchase products from our competitors at their prices and charge the Company for any difference in our contractually agreed upon prices.

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

Research and Development

Research and development costs are expensed as incurred, including all production costs until a drug candidate is approved by the Food and Drug Administration ("FDA"). Research and development expenses include costs associated with internal projects as well as costs associated with third-party research and development contracts.

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

Self-Insurance

The Company self-insures for certain employee medical and prescription benefits. The Company also maintains stop loss coverage with third party insurers to limit its total liability exposure. The liability for self-insured risks is primarily calculated using independent third-party actuarial valuations which take into account actual claims, claims growth and claims incurred but not yet reported. Actual experience, including claim frequency and severity as well as health-care inflation, could result in different liabilities than the amounts currently recorded. The liability for self-insured risks under this plan as of December 31, 2019 and June 30,2019 was not material to the consolidated financial position of the Company.

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

On December 22, 2017, President Trump signed the Tax Cut and Jobs Act legislation (“2017 Tax Reform”) into law, which included a broad range of tax reform provisions affecting businesses, including corporate tax rates, business deductions and international tax provisions.  Many of these provisions significantly differ from the then-current U.S. tax law, resulting in pervasive financial reporting implications.  As a result of the new law, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of 2017 Tax Reform.  SAB 118 requires registrants to report the tax effects of 2017 Tax Reform, inclusive of provisional amounts for which the accounting is incomplete but a reasonable estimate can be determined. In the second quarter of Fiscal 2019, the Company finalized the provisional amounts without any further adjustments.

Earnings (Loss) Per Common Share

A dual presentation of basic and diluted earnings (loss) per common share is required on the face of the Company's Consolidated Statement of Operations as well as a reconciliation of the computation of basic earnings (loss) per common share to diluted earnings (loss) per common share. Basic earnings (loss) per common share excludes the dilutive impact of potentially dilutive securities and is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. Beginning in the first quarter of Fiscal 2020, the Company's diluted earnings (loss) per common share is computed using the "if-converted" method by dividing the adjusted "if-converted" net income by the adjusted weighted average number of shares of common stock outstanding during the period.  The adjusted "if-

converted" net income is adjusted for interest expense and amortization of debt issuance costs, both net of tax, associated with the Company’s 4.50% Convertible Senior Notes due 2026.  The weighted average number of diluted shares is adjusted for the potential dilutive effect of the exercise of stock options, treats unvested restricted stock and performance-based shares as if it were vested, and assumes the conversion of the 4.50% Convertible Senior Notes.  Anti-dilutive securities are excluded from the calculation.  Dilutive shares are also excluded in the calculation in periods of net loss because the effect of including such securities would be anti-dilutive.

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

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board ("FASB") issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which is meant to reduce complexity in the accounting for income taxes, eliminates certain exceptions within ASC 740, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted for periods for which financial statements have not been issued as of December 15, 2019. The Company has elected to early adopt this guidance in the second quarter of Fiscal 2020. As a result of the adoption, the Company is no longer subject to the exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. Thus, the income tax benefit recorded in the six months ended December 31, 2019 was not limited to the expected tax benefit associated with the anticipated full year results, which would have otherwise been the case.  The income tax benefit recorded in each of the three and six months ended December 31, 2019 would have been reduced by $1.8 million had the Company elected not to early adopt this pronouncement.  There is no impact on the Company’s first quarter of Fiscal 2020 income taxes recorded. The Company does not believe that the remaining amendments in ASU 2019-12 will have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases.  ASU 2016-02 requires an entity to recognize ROU assets and liabilities on its balance sheet for all leases with terms longer than 12 months.  Lessees and lessors are required to disclose quantitative and qualitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases.  ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period and requires a modified retrospective application, with early adoption permitted.  The Company adopted ASU 2016-02 as of July 1, 2019 on a modified retrospective basis applying the guidance to leases existing as of this effective date. The Company has determined that there was no cumulative-effect adjustment to beginning retained earnings on the consolidated balance sheet. The Company will continue to report periods prior to July 1, 2019 in our financial statements under prior guidance as outlined in Topic 840. Refer to Note 12 "Commitments" for additional information.

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

Recent Accounting Pronouncements, Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which changes the impairment model used to measure credit losses for most financial assets.  We will be required to use a new forward-looking expected credit loss model that will replace the existing incurred credit loss model for our accounts receivables and loans.  The guidance is effective for fiscal years beginning after December 15, 2019,  including interim periods within those fiscal years, with early adoption permitted.  The Company is currently evaluating the impact the adoption will have on its consolidated financial statements.

Note 4.  Restructuring Charges

Cody Restructuring Program

On June 29, 2018, the Company announced a restructuring plan with respect to Cody Labs (the “Cody Restructuring Plan”).  The plan focused on a more select set of opportunities which resulted in streamlined operations, improved efficiencies and a reduced cost structure.  The Company incurred approximately $2.5 million of severance and employee-related costs under this plan. The restructuring activities under the Cody Restructuring Program were completed as of June  30, 2019.

The credits associated with the Cody Restructuring Plan included in restructuring credits during the three and six months ended December 31, 2018 were as follows:

	Three Months Ended	Six Months Ended
(In thousands)	December 31, 2018	December 31, 2018
Employee separation costs (credits)	$(640)	$(496)
Facility closure costs	—	—
Total	$(640)	$(496)

A reconciliation of the changes in restructuring liabilities associated with the Cody Restructuring Plan from June 30, 2019 through December 31, 2019 is set forth in the following table:

	Employee	Facility Closure
(In thousands)	Separation Costs	Costs	Total
Balance at June 30, 2019	$108	$—	$108
Restructuring Charges	—	—	—
Payments	(108)	—	(108)
Balance at December 31, 2019	$—	—	$—

Cody API Restructuring Plan

In September 2018, the Company approved a plan to sell the active pharmaceutical ingredient manufacturing distribution business of Cody Labs (the “Cody API business”).  The Company was unable to sell the Cody API business as an ongoing operation and intends to sell the equipment and real estate utilized by the Cody API business and to have Cody Labs cease all operations.  In June 2019, the Company approved the Cody API Restructuring Plan.  In connection with the Cody API Restructuring Plan, there has been a reduction of almost 70 positions at Cody Labs.  The restructuring activities under the Cody API Restructuring Plan are substantially complete as of December 31, 2019.  In the first quarter of Fiscal 2020, the Company completed the sale of a portion of the equipment associated with the Cody API business for $2.0 million. In the second quarter of Fiscal 2020, the Company signed a two-year agreement to lease a portion of the real estate.

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

The expenses associated with the Cody API Restructuring Plan included in restructuring expenses during the three and six months ended December 31, 2019 were as follows:

	Three Months Ended	Six Months Ended
	December 31,	December 31,
(In thousands)	2019	2019
Employee separation costs	$192	$1,084
Facility closure costs	—	496
Total	$192	$1,580

A reconciliation of the changes in restructuring liabilities associated with the Cody API Restructuring Plan from June 30, 2019 through December 31, 2019 is set forth in the following table:

	Employee	Contract	Facility
	Separation	Termination	Closure
(In thousands)	Costs	Costs	Costs	Total
Balance at June 30, 2019	$2,207	$—	$—	$2,207
Restructuring Charges	1,084	—	496	1,580
Payments	(2,776)	—	(496)	(3,272)
Balance at December 31, 2019	$515	$—	—	$515

2016 Restructuring Program

On February 1, 2016, in connection with the acquisition of Kremers Urban Pharmaceuticals Inc.("KUPI "), the Company announced a plan related to the future integration of KUPI and the Company’s operations (the “2016 Restructuring Program”). The plan focused on the closure of KUPI’s corporate functions and the consolidation of manufacturing, sales, research and development and distribution functions. The restructuring activities under the 2016 Restructuring Program were completed as of March 31, 2019. The Company incurred an aggregate of approximately $21.0 million in restructuring charges for actions that have been announced or communicated since the 2016 Restructuring Program began.  Of this amount, approximately $11.0 million related to employee separation costs, approximately $1.0 million relates to contract termination costs and approximately $9.0 million related to facility closure costs and other actions.

The expenses associated with the restructuring program included in restructuring expenses during the three and six months ended December 31, 2018 were as follows:

	Three Months Ended	Six Months Ended
	December 31,	December 31,
(In thousands)	2018	2018
Employee separation costs	$293	$707
Facility closure costs	560	1,024
Total	$853	$1,731

Note 5.  Accounts Receivable, net

Accounts receivable, net consisted of the following components at December 31, 2019 and June 30, 2019:

	December 31,	June 30,
(In thousands)	2019	2019
Gross accounts receivable	$337,076	$361,323
Less: Chargebacks reserve	(69,797)	(89,567)
Less: Rebates reserve	(26,929)	(32,099)
Less: Returns reserve	(54,651)	(55,554)
Less: Other deductions	(26,102)	(18,128)
Less: Allowance for doubtful accounts	(1,099)	(1,223)
Accounts receivable, net	$158,498	$164,752

For the three months ended December 31, 2019, the Company recorded a provision for chargebacks, rebates (including rebates presented as rebates payable), returns and other deductions of $199.6 million, $58.3 million, $6.5 million and $28.7 million, respectively.  For the three months ended December 31, 2018, the Company recorded a provision for chargebacks, rebates (including rebates presented as rebates payable), returns and other deductions of $334.6 million, $78.8 million, $11.3 million and $20.7 million, respectively.

For the six months ended December 31, 2019, the Company recorded a provision for chargebacks, rebates (including rebates presented as rebates payable), returns, and other deductions of $407.5 million, $116.8 million, $10.2 million, and $41.4 million, respectively.  For the six months ended December 31, 2018, the Company recorded a provision for chargebacks, rebates (including rebates presented as rebates payable), returns, and other deductions of $612.6 million, $143.6 million, $18.7 million, and $34.6 million, respectively.

The following table identifies the activity and ending balances of each major category of revenue-related reserve for the six months ended December 31, 2019 and 2018:

Reserve Category
(In thousands)	Chargebacks	Rebates	Returns	Other	Total
Balance at June 30, 2019	$89,567	$78,274	$55,554	$18,128	$241,523
Current period provision	407,523	116,803	10,217	41,424	575,967
Credits issued during the period	(427,293)	(119,701)	(11,120)	(33,450)	(591,564)
Balance at December 31, 2019	$69,797	$75,376	$54,651	$26,102	$225,926

Reserve Category
(In thousands)	Chargebacks	Rebates	Returns	Other	Total
Balance at June 30, 2018	$153,034	$82,502	$43,059	$20,021	$298,616
Adjustment related to adoption of ASC 606	—	—	—	3,536	3,536
Current period provision	612,560	143,578	18,662	34,574	809,374
Credits issued during the period	(637,492)	(147,023)	(12,213)	(31,868)	(828,596)
Balance at December 31, 2018	$128,102	$79,057	$49,508	$26,263	$282,930

For the three months ending December 31, 2019 and 2018, as a percentage of gross sales the provision for chargebacks was 47.2% and 53.0%, the provision for rebates was 13.8% and 12.5%, the provision for returns was 1.5% and 1.8% and the provision for other adjustments was 6.8% and 3.3%, respectively.

For the six months ending December 31, 2019 and 2018, as a percentage of gross sales the provision for chargebacks was 49.3% and 53.5%, the provision for rebates was 14.1% and 12.5%, the provision for returns was 1.2% and 1.6%, and the provision for other adjustments was 5.0% and 3.0%, respectively.

On July 1, 2018, the Company adopted ASC 606 which resulted in a $3.2 million pre-tax adjustment to opening retained earnings and accounts receivable, of which $3.5 million related to “failure-to-supply” reserves offset by $0.3 million related to the timing of recognition of certain contract manufacturing arrangements.

The decrease in total reserves from June 30, 2019 to December 31, 2019 was primarily attributable to the timing of sales in the three months ended June 30, 2019 as compared to the three months ended December 31, 2019 as well as a $9.4 million rebate payment to the Department of Veteran's Affairs related to pricing overcharges, of which $8.1 million was indemnified by UCB , the former parent company of KUPI. The decrease was partially offset by additional shelf-stock adjustments related to contractual price adjustments during the second quarter of Fiscal 2020. Historically, we have not recorded any material amounts in the current period related to reversals or additions of prior period reserves.  If the Company were to record a material reversal or addition of any prior period reserve amount, it would be separately disclosed.

Note 6.  Inventories

Inventories at December 31, 2019 and June 30, 2019 consisted of the following:

	December 31,	June 30,
(In thousands)	2019	2019
Raw Materials	$64,226	$56,740
Work-in-process	16,373	18,988
Finished Goods	71,491	68,243
Total	$152,090	$143,971

Inventory balances were written-down by $16.5 million and $20.7 million at December 31, 2019 and June 30, 2019, respectively for excess and obsolete inventory amounts. During the three months ended December 31, 2019 and 2018, the Company recorded write-downs to net realizable value for excess and obsolete inventory of $2.5 million and $8.9 million, respectively. During the six months ended December 31, 2019 and 2018, the Company recorded write-downs to net realizable value for excess and obsolete inventory of $6.1 million and $12.8 million, respectively.

Note 7.  Property, Plant and Equipment, net

Property, plant and equipment, net at December 31, 2019 and June 30, 2019 consisted of the following:

		December 31,	June 30,
(In thousands)	Useful Lives	2019	2019
Land	—	$1,783	$1,783
Building and improvements	10 - 39 years	95,032	87,609
Machinery and equipment	5 - 10 years	164,300	156,166
Furniture and fixtures	5 - 7 years	3,110	3,105
Less accumulated depreciation		(93,999)	(83,424)
		170,226	165,239
Construction in progress		13,405	21,431
Property, plant and equipment, net		$183,631	$186,670

Depreciation expense for the three months ended December 31, 2019 and 2018 was $5.9 million and $5.7 million, respectively. Depreciation expense for the six months ended December 31, 2019 and 2018 was $11.7 million and $12.2 million, respectively.

In the first quarter of Fiscal 2019, the Company approved a plan to sell the Cody API business and performed a fair value analysis which resulted in a $29.9 million impairment of the Cody API property, plant and equipment assets .  The Company was unable to sell the Cody API business as an ongoing operation and intended to sell the equipment and real estate utilized by the Cody API business and to have Cody Labs cease all operations.  As such, Cody Labs' property, plant and equipment totaling $6.7 million, were recorded in the assets held for sale caption in the Consolidated Balance

Sheet as of June 30, 2019. As of December 31, 2019, the Company has a remaining balance of $3.8 million recorded in the assets held for sale caption in the Consolidated Balance Sheet. See Note 19 “Assets Held for Sale” for more information.

Property, plant and equipment, net included amounts held in foreign countries in the amount of $0.7 million and $1.0 million at December 31, 2019 and June 30, 2019, respectively.

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

Financial Instruments Disclosed, But Not Reported, at Fair Value

We estimate the fair value of our debt utilizing market quotations for debt that have quoted prices in active markets. Since our debt does not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities (Level 2). The estimated fair value of our term loan debt was approximately $643 million and $724 million as of December 31, 2019 and June 30, 2019, respectively. The estimated fair value of our 4.5% Convertible Senior Notes was approximately $72 million as of December 31, 2019.

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

Intangible assets, net as of December 31, 2019 and June 30, 2019 consisted of the following:

	Weighted	Gross Carrying Amount		Accumulated Amortization		Intangible Assets, Net
	Avg. Life	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,
(In thousands)	(Yrs.)	2019	2019	2019	2019	2019	2019
Definite-lived:
Cody Labs import license	15	$581	$581	$(444)	$(424)	$137	$157
KUPI product rights	15	416,154	416,154	(111,455)	(97,583)	304,699	318,571
KUPI trade name	2	2,920	2,920	(2,920)	(2,920)	—	—
KUPI other intangible assets	15	19,000	19,000	(5,195)	(4,562)	13,805	14,438
Silarx product rights	15	10,000	10,000	(3,056)	(2,722)	6,944	7,278
Other product rights	12	33,942	26,579	(4,678)	(4,243)	29,264	22,336
Total definite-lived		$482,597	$475,234	$(127,748)	$(112,454)	$354,849	$362,780

Indefinite-lived:
KUPI in-process research and development	—	$18,000	$18,000	$—	$—	$18,000	$18,000
Silarx in-process research and development	—	18,000	18,000	—	—	18,000	18,000
Other product rights	—	32,000	12,449	—	—	32,000	12,449
Total indefinite-lived		68,000	48,449	—	—	68,000	48,449
Total intangible assets, net		$550,597	$523,683	$(127,748)	$(112,454)	$422,849	$411,229

The Company recorded amortization expense of $8.2 million in each of the three months ended December 31, 2019 and December 31, 2018, respectively.  For the six months ended December 31, 2019 and 2018, the Company recorded amortization expense of $15.2 million and $16.4 million, respectively.

The Company previously entered into a distribution and supply agreement with Dexcel Pharma Technologies to distribute Venlafaxine XR upon FDA approval. In the second quarter of Fiscal 2020, Dexcel Pharma Technologies received FDA approval and the Company initiated commercial launch of the product.  The Company paid total consideration of $3.0 million upon reaching certain milestones, which is included within the “Other product rights” category of definite-lived intangible assets.

Future annual amortization expense consisted of the following as of December 31, 2019:

(In thousands)	Amortization
Fiscal Year Ending June 30,	Expense
2020	$16,607
2021	33,214
2022	33,111
2023	32,904
2024	32,567
Thereafter	206,446
$354,849

Note 10.  Long-Term Debt

Long-term debt, net consisted of the following:

	December 31,	June 30,
(In thousands)	2019	2019
Term Loan A due 2020; 6.80% as of December 31, 2019	$62,594	$153,933
Unamortized discount and other debt issuance costs	(1,236)	(4,722)
Term Loan A, net	61,358	149,211
Term Loan B due 2022; 7.17% as of December 31, 2019	592,529	614,468
Unamortized discount and other debt issuance costs	(28,766)	(34,631)
Term Loan B, net	563,763	579,837
4.50% Convertible Senior Notes due 2026	86,250	—
Unamortized discount and other debt issuance costs	(3,359)	—
4.50% Convertible Senior Notes, net	82,891	—
Revolving Credit Facility due 2020	—	—
Total debt, net	708,012	729,048
Less short-term borrowings and current portion of long-term debt	(101,939)	(66,845)
Total long-term debt, net	$606,073	$662,203

Long-term debt amounts due, for the twelve-month periods ending December 31 are as follows:

Amounts Payable
(In thousands)	to Institutions
2020	$101,939
2021	39,345
2022	513,839
2023	—
Thereafter	86,250
Total	$741,373

On September 27, 2019, the Company issued $86,250,000 aggregate principal amount of its 4.50% convertible senior notes due 2026 (the “Notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.  The Notes are senior unsecured obligations of the Company and bear interest at an annual rate of 4.50% payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2020.  The Notes will mature on October 1, 2026, unless earlier repurchased, redeemed or converted in accordance with their terms.  The Notes are convertible into shares of the Company’s common stock at an initial conversion rate of 65.4022 shares per $1,000 principal amount of Notes (which is equivalent to an initial conversion price of approximately $15.29 per share), subject to adjustments upon the occurrence of certain events (but will not be adjusted for any accrued and unpaid interest). The Company may redeem all or a part of the Notes on or after October 6, 2023 at a redemption price equal to 100% of the principal amount of the Notes redeemed, plus accrued and unpaid interest, if any, up to, but excluding, the redemption date, subject to certain conditions relating to the Company's stock price having been met. Following certain corporate events that occur prior to the maturity date or if the Company delivers a notice of redemption, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its Notes in connection with such corporate event or notice of redemption. The indenture covering the Notes contains certain other customary terms and covenants, including that upon certain events of default occurring and continuing, either the trustee or holders of at least 25% in principal amount of the outstanding Notes may declare 100% of the principal of, and accrued and unpaid interest on, all the Notes to be due and payable.

In connection with the offering of the Notes, the Company also entered into privately negotiated “capped call” transactions with several counterparties. The capped call transaction will initially cover, subject to customary anti-dilution adjustments, the number of shares of common stock that initially underlie the Notes.  The capped call transactions are expected to generally reduce the potential dilutive effect on the Company’s common stock upon any conversion of the Notes with such reduction subject to a cap which is initially $19.46 per share. The capped call transactions are recorded in stockholders' equity and are not accounted for as derivatives.  The fees associated with the capped call transactions totaled $7.1 million, which was recorded as a reduction to additional paid-in capital on the Consolidated Balance Sheet. The form of capped call confirmations was filed as Exhibit 10.57 to the Form 8-K filed with the SEC on September 27, 2019.

A portion of the net proceeds received from the offering of the Notes was used to pay the cost of the capped call transactions.  The remaining net proceeds, totaling $77.0 million, was used to repay a portion of the outstanding Term Loan A balance on September 27, 2019. As a result of the repayment, the Company recorded a loss on extinguishment of debt of $2.1 million in the Consolidated Statement of Operations in the first quarter of Fiscal 2020.

The outstanding Term Loan A, Term Loan B and Revolving Credit Facility amounts above are guaranteed by all of Lannett’s significant wholly-owned domestic subsidiaries and are collateralized by substantially all present and future assets of the Company.

Note 11.  Legal, Regulatory Matters and Contingencies

State Attorneys General Inquiry into the Generic Pharmaceutical Industry

In July 2014, the Company received interrogatories and a subpoena from the State of Connecticut Office of the Attorney General concerning its investigation into the pricing of digoxin.  According to the subpoena, the Connecticut Attorney General is investigating whether anyone engaged in any activities that resulted in (a) fixing, maintaining or controlling prices of digoxin or (b) allocating and dividing customers or territories relating to the sale of digoxin in violation of Connecticut antitrust law.  In June 2016, the Connecticut Attorney General issued interrogatories and a subpoena to an employee of the Company in order to gain access to documents and responses previously supplied to the Department of Justice pursuant to the federal investigation described below.  In December 2016, the Connecticut Attorney General, joined by numerous other State Attorneys General, filed a civil complaint alleging that six pharmaceutical companies engaged in anti-competitive behavior.  The Company was not named in the action and does not compete on the products that formed the basis of the complaint.  The complaint was later transferred for pretrial purposes to the United States District Court for the Eastern District of Pennsylvania as part of a multidistrict litigation captioned In re: Generic Pharmaceuticals Pricing Antitrust Litigation.  On October 31, 2017, the State Attorneys General filed a motion in the District Court for leave to amend their complaint to add numerous additional defendants, including the Company, and claims relating to 13 additional drugs. The Court granted that motion on June 5, 2018. The State Attorneys General filed their amended complaint on June 18, 2018. The claim relating to Lannett involves alleged price-fixing for one drug, doxycycline monohydrate, but does not involve the pricing for digoxin.  The State Attorneys General also allege that all defendants were part of an overarching, industry-wide conspiracy to allocate markets and fix prices generally. On August 15, 2019, the Court denied the defendants' joint motion to dismiss the overarching conspiracy claims, but has yet to decide an individual motion filed by the Company to dismiss the overreaching conspiracy claims as to it.

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

The Company received a Civil Investigative Demand (“CID”) from the Department of Justice on May 14, 2018.  The CID requested information regarding allegations that the generic pharmaceutical industry engaged in market allocation, price fixing, payment of illegal remuneration and submission of false claims.  The CID requested information from 2009-present. The Company has provided a response to the CID.

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

On May 22, 2019, the Department of Veterans Affairs ("VA") issued a Contracting Officer's Final Decision and Demand for Payment, assessing the sum of $9.4 million for overpayments by the Veteran's Administration for the period of January 1, 2012 through June 30, 2016. In August 2019, the Company remitted payment to the VA and received reimbursement from UCB for the indemnified portion of the payment in the amount of $8.1 million.

Private Antitrust and Consumer Protection Litigation

In 2016 and 2017, the Company and certain competitors were named as defendants in a number of lawsuits alleging that the Company and certain generic pharmaceutical manufacturers conspired to fix prices of generic digoxin, levothyroxine, ursodiol and baclofen.  These cases are part of a larger group of more than 100 lawsuits generally alleging that over 30 generic pharmaceutical manufacturers and distributors conspired to fix prices for at least 18 different generic drugs in violation of the federal Sherman Act, various state antitrust laws, and various state consumer protection statutes.  The United States was granted leave to intervene in the cases.  On April 6, 2017, the Judicial Panel on Multidistrict Litigation (the “JPML”) ordered that all of the cases alleging price-fixing for generic drugs be consolidated for pretrial proceedings in the United States District Court for the Eastern District of Pennsylvania under the caption In re: Generic Pharmaceuticals Pricing Antitrust Litigation (the “MDL”). The various private plaintiffs are grouped into three categories — Direct Purchaser Plaintiffs, End Payer Plaintiffs, and Indirect Reseller Purchasers — and filed Consolidated Amended Complaints (“CACs”) against the Company and the other defendants on August 15, 2017.

The CACs naming the Company as a defendant involve generic digoxin, levothyroxine, ursodiol and baclofen.  Pursuant to a court-ordered schedule grouping the 18 different drug cases into three separate tranches, the Company and other generic pharmaceutical manufacturer defendants on October 6, 2017 filed joint and individual motions to dismiss the CACs involving the six drugs in the first tranche, including digoxin.  On October 16, 2018, the Court (with one exception) denied defendants’ motions to dismiss plaintiffs’ Sherman Act claims with respect to the drugs in the first tranche. On March 15, 2019, the Company and other defendants filed answers to the Sherman Act claims. In addition, on February 15, 2019, the Court dismissed certain of the plaintiffs’ state law claims brought under the laws of Illinois, Rhode Island, Georgia, South Carolina, Montana, West Virginia, Alabama, New Jersey, Michigan and Nevada, but denied the remainder of defendants’ motions to dismiss. The Court set a deadline of April 1, 2019 for certain plaintiffs to amend their existing complaints to reflect the rulings set forth in the Court’s February 15, 2019 ruling on the state law motions to dismiss. Those plaintiffs amended their complaints, but further motions to dismiss the state-law claims have been deferred until the Court decides pending motions to dismiss with respect to the plaintiffs’ various overarching-conspiracy claims.

In addition to lawsuits brought by private plaintiffs, the Attorneys General of 49 states, the District of Columbia, Puerto Rico and Guam have filed their own lawsuits alleging overarching, industry-wide price-fixing conspiracies by the Company and various other generic pharmaceutical manufacturers.  Those suits have been consolidated in the MDL.  The first suit alleges that the Company was involved in price-fixing for one drug, doxycycline monohydrate.  Defendants’ joint motion to dismiss the overarching conspiracy claims in that suit was denied on August 15, 2019, but the Company’s individual motion to dismiss the overarching conspiracy claims as to it remains outstanding.  The Attorneys General also filed a second overarching conspiracy complaint on May 10, 2019 involving dozens of different drugs, including alleged price-fixing by the company for baclofen and levothyroxine.

Following the lead of the state Attorneys General, the Direct Purchaser Plaintiffs, End Payer Plaintiffs and Indirect Reseller Plaintiffs filed their own complaints in June 2018 also alleging an overarching conspiracy, making similar allegations to those contained in the state Attorneys General complaint, relating to 14 generic drugs in the End Payer complaint and 15 generic drugs in the Indirect Reseller complaint.    Although the complaints allege an overarching conspiracy with respect to all of the drugs identified, the specific allegations related to drugs Lannett manufactures involve acetazolamide and doxycycline monohydrate.

The Company and the other defendants filed motions to dismiss the overarching conspiracy claims. On August 15, 2019, the Court denied the defendants' joint motion to dismiss the overarching conspiracy claims, but has yet to decide an individual motion filed by the Company to dismiss the overarching conspiracy claims as to it.    In December 2019, the End Payer Plaintiffs and Indirect Reseller Plaintiffs filed new overarching conspiracy complaints modeled on the second one filed by the States Attorneys General, and the Direct Purchaser Plaintiffs have indicated that they also will be filing a new overarching conspiracy complaint.

Between January 2018 and December 2019, a number of opt-out parties have filed individual complaints against the Company and dozens of other companies alleging an overarching conspiracy and individual conspiracies to fix the prices and allocate markets on dozens of different drug products, including digoxin, doxycycline, levothyroxine, ursodiol and baclofen.    All of these complaints have been added to the MDL.  No responses have been filed to any of the opt-out complaints. On July 29, 2019, a group of insurance companies filed a writ of summons in the Court of Common Pleas of Philadelphia against the Company and dozens of other companies. The state court case has been stayed indefinitely pending further developments in the MDL.

On November 13, 2019, 14 New York counties filed a complaint in the Nassau County Supreme Court alleging an overarching, industry-wide conspiracy involving the Company and other generic pharmaceutical manufacturers to allocate markets and fix prices generally for a variety of generic drugs. The defendants have removed the case to federal court in New York and it is now in the process of being transferred for pretrial purposes to the multidistrict litigation pending in the Eastern District of Pennsylvania. None of the defendants, including the Company, has responded yet to this particular complaint.

On December 11, 2019, another opt-out direct purchaser filed a complaint in the Eastern District of Pennsylvania alleging an overarching, industry-wide conspiracy involving the Company and other generic pharmaceutical manufacturers to allocate markets and fix prices generally for a variety of generic drugs. On December 27, 2019, another opt-out direct purchaser filed a similar complaint in the Northern District of California. The defendants expect that these complaints will be added to the pending multidistrict litigation. None of the defendants, including the Company, has responded yet to these particular complaints.

The Company believes that it acted in compliance with all applicable laws and regulations.  Accordingly, the Company disputes the allegations set forth in these class actions and plans to vigorously defend itself from these claims.

Shareholder Litigation

In November 2016, a putative class action lawsuit was filed against the Company and two of its former officers in the federal court for the Eastern District of Pennsylvania, alleging that the Company, its former Chief Executive Officer, and its former Chief Financial Officer damaged the purported class by including in the Company's securities filings false and misleading statements regarding the Company’s drug pricing methodologies and internal controls.  An amended complaint was filed in May 2017, and the Company filed a motion to dismiss the amended complaint in September 2017.  In December 2017, counsel for the putative class filed a second amended complaint, and the Court denied as moot the Company’s motion to dismiss the first amended complaint.  The Company filed a motion to dismiss the second amended complaint in February 2018.  In July 2018, the court granted the Company’s motion to dismiss the second amended complaint.  In September 2018, counsel for the putative class filed a third amended complaint. The Company filed a motion to dismiss the third amended complaint in November 2018. In May 2019, the court denied the Company’s motion to dismiss the third amended complaint. In July 2019, the Company filed an answer to the third amended complaint. The Company believes it acted in compliance with all applicable laws and plans to vigorously defend itself from these claims. The Company cannot reasonably predict the outcome of the suit at this time.

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

In May 2019, a shareholder derivative lawsuit was filed against certain of the Company’s current and former officers and certain of the current and former members of the Company’s Board of Directors in the federal court for the District of Delaware. The Company was also named as a nominal defendant in the suit. The suit alleges that the defendants breached their fiduciary duties as directors and/or officers of the Company, that certain of the defendants caused the Company to issue false and misleading proxy statements in violation of Section 14(a) of the Securities Exchange Act of 1934, that the defendants were unjustly enriched at the expense of the Company, and that the defendants wasted corporate assets belonging to the Company. On December 4, 2019 the court entered a stipulation consolidating the suit with a separate shareholder derivative suit filed in July 2019. On December 6, 2019, the Company filed a motion to dismiss the consolidated cases. On January 14, 2020, the parties reached an agreement in principle to resolve the consolidated cases, subject to the execution of a mutually acceptable settlement document and Court approval.    The settlement, if approved by the Court, will require the Company to implement certain new corporate policies and pay the plaintiff’s counsel in the consolidated cases, collectively, the sum of $600,000 in exchange for a release of all liability.

In July 2019, a shareholder derivative lawsuit was filed against certain of the Company’s current and former officers and directors in the federal court for the Eastern District of Pennsylvania. The Company was also named as a nominal defendant in the suit. The suit alleges that the defendants breached their fiduciary duties as directors and/or officers of the Company and that certain of the defendants caused the Company to violate Sections 10(b), 14(a), and 29(b) of the Securities Exchange Act of 1934. In October 2019, this suit was transferred to the federal court for the District of Delaware and is pending before the same judge presiding over the shareholder derivative suit that was filed in May 2019. On December 4, 2019, the Court entered a stipulation consolidating the suit with a separate shareholder derivative suit filed in May 2019. On December 6, 2019, the Company filed a motion to dismiss the consolidated cases.  On January 14, 2020, the parties reached an agreement in principle to resolve the consolidated cases, subject to the execution of a mutually agreeable settlement document and Court approval.    The settlement, if approved by the Court, will require the Company to implement certain new corporate policies and pay the plaintiffs’ counsel in the consolidated cases, collectively, the sum of $600,000 in exchange for a release of all liability.

In September 2019, a shareholder derivative lawsuit was filed against certain of the Company’s current and former officers, directors and employees in the federal court for the District of Delaware. The Company was also named as a nominal defendant in the suit. The suit alleges that the defendants breached their fiduciary duties as directors and/or officers of the Company, alleges waste of corporate assets and gross mismanagement, and alleges that certain of the defendants caused the Company to violate Section 14(a) of the Securities and Exchange Act of 1934. On November 22, 2019, the Company filed a motion to dismiss the complaint. On January 9, 2020, the parties filed a stipulation to stay the case pending the resolution of the defendants’ motion to dismiss the two earlier filed consolidated shareholder derivative cases referenced above.  On January 16, 2020, the Court entered the parties’ stipulation. The Company cannot reasonably predict the outcome of the suit at this time.

Genus Life Sciences

In December 2018, Genus Lifesciences, Inc. (“Genus”) sued the Company, Cody Labs, and others in California federal court, alleging violations of the Lanham Act, Sherman Act, and California false advertising law.  Genus received FDA approval for a cocaine hydrochloride product in December 2018, and its claims are premised in part on allegations that the Company falsely advertises its unapproved cocaine hydrochloride solution product.  The Company denies that it is falsely advertising its cocaine hydrochloride solution product and continues to market its unapproved product relying on the Guidance for FDA Staff and Industry, Marketed Unapproved Drugs — Compliance Policy Guide, pending approval of its Section 505(b)(2) application. In January 2019, the Company filed a motion to dismiss the complaint.  On May 3, 2019, the Court issued a written decision granting in part and denying in part the motion to dismiss.  On June 6, 2019, Genus filed an Amended Complaint.  On June 27, 2019, the Company filed a motion to dismiss the amended complaint. By Order dated September 3, 2019, the Court granted in part and denied in part the Company's motion to dismiss. On November 20, 2019, Genus filed a second amended complaint. On December 17, 2019, the Company filed an answer to the second amended complaint. The Company believes it acted in compliance with all applicable laws and regulations and plans to vigorously defend itself from these claims.  Discovery is ongoing and the Company cannot reasonably predict the outcome of this suit at this time.

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

Note 12.  Commitments

Leases

The Company’s adoption of ASU No. 2016-02 resulted in an increase in the Company’s assets and liabilities of $7.9 million at July 1, 2019.    In the first quarter of Fiscal 2020, the Company recorded a ROU lease asset totaling $1.2 million related to an existing lease at Cody Labs upon adoption of ASU No. 2016-02.  The Company subsequently recorded a full impairment of the asset as a result of the decision to cease operations at Cody Labs. At December 31, 2019, the Company has a ROU lease asset of $6.0 million and a ROU liability of $7.2 million, of which $1.8 million and $5.4 million represent the current and non-current balance, respectively.

The Company recently signed an eight year lease for its new headquarters in Trevose, Pennsylvania. The Company will provide lease improvements prior to the lease commencement date, which is anticipated to be during the fourth quarter of Fiscal 2020. As of December 31, 2019, per ASC Topic 842, Leases, the Company has not recorded a ROU lease asset and liability related to the lease of its new headquarters since the lease has not commenced.

Components of lease cost are as follows:

	Three Months Ended	Six Months Ended
(In thousands)	December 31, 2019	December 31, 2019
Operating lease cost	$590	$1,071
Variable lease cost	32	61
Short-term lease cost (a)	124	279
Total	$746	$1,411

(a)	Not recorded on the Consolidated Balance Sheet.

Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

Six Months Ended
(In thousands)	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$966
Non-cash activity:
ROU assets obtained in exchange for new operating lease liabilities	$—

Weighted-average remaining lease term and discount rate for our operating leases are as follows:

	Six Months Ended
	December 31, 2019
Weighted-average remaining lease term	9	years
Weighted-average discount rate	7.50%

Maturities of lease liabilities by fiscal year for our operating leases are as follows:

(In thousands)	Amounts Due
2020	$975
2021	1,487
2022	1,169
2023	1,169
2024	1,169
Thereafter	3,929
Total lease payments	9,898
Less: Imputed interest	2,692
Present value of lease liabilities	$7,206

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

In the first quarter of Fiscal 2019, the Company sold 50% of the outstanding loan to a third party for $5.6 million and, in addition to assigning 50% of all right, title and interest in the loan and loan documents, the Company relinquished its right to convert a portion of the outstanding loan balance to an equity interest in the entity.  As of December 31, 2019, $6.4 million was outstanding under the revolving loan and is included in other assets.  Based on the guidance set forth in ASC 810-10 Consolidation, the Company has concluded that it has a variable interest in the entity.  However, the Company is not the primary beneficiary to the entity and as such, is not required to consolidate the entity’s results of operations.

In the second quarter of Fiscal 2020, the Company executed a License and Collaboration Agreement with North South Brother Pharmacy Investment Co., Ltd. and HEC Group PTY, Ltd. (collectively, “HEC”) to develop an insulin glargine product that would be biosimilar to Lantus Solostar.  Under the terms of the deal, among other things, the Company shall fund up to the initial $32 million of the development costs and split 50/50 any development costs in excess thereof.  Lannett shall receive an exclusive license to distribute and market the product in the United States upon FDA approval under the 50/50 profit split for the first ten years following commercialization, followed by a 60/40 split in favor of HEC for the following five years.

Note 13.  Accumulated Other Comprehensive Loss

The Company’s Accumulated Other Comprehensive Loss was comprised of the following components as of December 31, 2019 and 2018:

	December 31,
(In thousands)	2019	2018
Foreign Currency Translation
Beginning Balance, June 30	$(615)	$(515)
Net gain on foreign currency translation (net of tax of $0 and $0)	37	13
Reclassifications to net income (net of tax of $0 and $0)	—	—
Other comprehensive income (loss), net of tax	37	13
Ending Balance, December 31	(578)	(502)
Total Accumulated Other Comprehensive Loss	$(578)	$(502)

Note 14. Earnings (Loss) Per Common Share

A reconciliation of the Company’s basic and diluted earnings (loss) per common share is as follows:

	Three Months Ended
	December 31,
(In thousands, except share and per share data)	2019	2018
Numerator:
Net income	$5,084	$12,362
Interest expense applicable to the Notes, net of tax	—	—
Amortization of debt issuance costs applicable to the Notes, net of tax	—	—
Adjusted “if-converted” net income	$5,084	$12,362

Denominator:
Basic weighted average common shares outstanding	38,605,052	37,761,176
Effect of potentially dilutive options and restricted stock awards	1,952,451	1,351,371
Effect of conversion of the Notes	—	—
Diluted weighted average common shares outstanding	40,557,503	39,112,547

Earnings per common share:
Basic	$0.13	$0.33
Diluted	$0.13	$0.32

	Six Months Ended
	December 31,
(In thousands, except share and per share data)	2019	2018
Numerator:
Net loss	$(7,073)	$(275,166)
Interest expense applicable to the Notes, net of tax	—	—
Amortization of debt issuance costs applicable to the Notes, net of tax	—	—
Adjusted “if-converted” net loss	$(7,073)	$(275,166)

Denominator:
Basic weighted average common shares outstanding	38,457,159	37,674,200
Effect of potentially dilutive options and restricted stock awards	—	—
Effect of conversion of the Notes	—	—
Diluted weighted average common shares outstanding	38,457,159	37,674,200

Loss per common share:
Basic	$(0.18)	$(7.30)
Diluted	$(0.18)	$(7.30)

The number of anti-dilutive shares that have been excluded in the computation of diluted earnings per share for the three months ended December 31, 2019 and 2018 were 6.0 million and 540 thousand, respectively. The number of anti-dilutive shares that have been excluded in the computation of diluted loss per share for the six months ended December 31, 2019 and 2018 were 6.7 million and 2.2 million, respectively. The effect of potentially dilutive shares was excluded from the calculation of diluted loss per share in the six months ended December 31, 2019 and 2018 because the effect of including such securities would be anti-dilutive.

Note 15.  Share-based Compensation

At December 31, 2019, the Company had two share-based employee compensation plans (the 2011 Long-Term Incentive Plan “LTIP” and the 2014 “LTIP”).  Together these plans authorized an aggregate total of 6.5 million shares to be issued. As of December 31, 2019, the plans have a total of 1.2 million shares available for future issuances.

Historically, the Company issued share-based compensation awards with a vesting period ranging up to 3 years and a maximum contractual term of 10 years. Beginning in Fiscal 2020, the Company extended the vesting period of new share-based compensation awards to 4 years. The Company issues new shares of stock when stock options are exercised.  As of December 31, 2019, there was $13.2 million of total unrecognized compensation cost related to non-vested share-based compensation awards.  That cost is expected to be recognized over a weighted average period of 2.5 years.

Stock Options

The Company measures share-based compensation cost for options using the Black-Scholes option pricing model.  The following table presents the weighted average assumptions used to estimate fair values of the stock options granted during the six months ended December 31, 2019 and 2018, the estimated annual forfeiture rates used to recognize the associated compensation expense and the weighted average fair value of the options granted:

	Six Months Ended
	December 31,		December 31,
	2019		2018
Risk-free interest rate	1.9%		2.9%
Expected volatility	73.7%		58.4%
Expected dividend yield	—		—
Forfeiture rate	6.5%		6.5%
Expected term	5.1	years	5.3	years
Weighted average fair value	$4.04		$6.52

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

A stock option summary as of December 31, 2019 and changes during the six months then ended, is presented below:

				Weighted
		Weighted-		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
(In thousands, except for weighted average price and life data)	Awards	Price	Value	Life (yrs.)
Outstanding at June 30, 2019	572	$17.56	$273	5.0
Granted	522	$6.57
Exercised	(50)	$5.60	$210
Forfeited, expired or repurchased	(32)	$24.86
Outstanding at December 31, 2019	1,012	$12.24	$1,685	7.3

Vested and expected to vest at December 31, 2019	1,009	$12.23	$1,685	7.3
Exercisable at December 31, 2019	504	$16.74	$682	5.1

Restricted Stock

The Company measures restricted stock compensation costs based on the stock price at the grant date less an estimate for expected forfeitures.  The annual forfeiture rate used to calculate compensation expense was 6.5% for the six months ended December 31, 2019 and 2018.

A summary of restricted stock awards as of December 31, 2019 and changes during the six months then ended, is presented below:

		Weighted
		Average Grant -	Aggregate
(In thousands, except for weighted average price data)	Awards	date Fair Value	Intrinsic Value
Non-vested at June 30, 2019	1,288	$11.63
Granted	936	6.44
Vested	(735)	10.28	$6,096
Forfeited	(46)	13.49
Non-vested at December 31, 2019	1,443	$8.90

Performance-Based Shares

In September 2017, the Company began granting performance-based awards to certain key executives.  The stock-settled awards will cliff vest based on relative Total Shareholder Return (“TSR”) over a three-year period.  The Company measures share-based compensation cost for TSR awards using a Monte-Carlo simulation model.

A summary of performance-based share awards as of December 31, 2019 and changes during the current fiscal year, is presented below:

		Weighted
		Average Grant -	Aggregate
(In thousands, except for weighted average price and life data)	Awards	date Fair Value	Intrinsic Value
Non-vested at June 30, 2019	72	$19.92
Granted	178	$10.71
Vested	(46)	$15.08	$477
Forfeited	—	$—
Non-vested at December 31, 2019	204	$12.99

Employee Stock Purchase Plan

In February 2003, the Company’s stockholders approved an Employee Stock Purchase Plan (“ESPP”).  Employees eligible to participate in the ESPP may purchase shares of the Company’s stock at 85% of the lower of the fair market value of the common stock on the first day of the calendar quarter, or the last day of the calendar quarter.  Under the ESPP, employees can authorize the Company to withhold up to 10% of their compensation during any quarterly offering period, subject to certain limitations.  The ESPP was implemented on April 1, 2003 and is qualified under Section 423 of the Internal Revenue Code.  The Board of Directors authorized an aggregate total of 1.1 million shares of the Company’s common stock for issuance under the ESPP.  During the six months ended December 31, 2019 and 2018, 52 thousand shares and 95 thousand shares were issued under the ESPP, respectively.  As of December 31, 2019, 844 thousand total cumulative shares have been issued under the ESPP.

The following table presents the allocation of share-based compensation costs recognized in the Consolidated Statements of Operations by financial statement line item:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands)	2019	2018	2019	2018
Selling, general and administrative expenses	$1,205	$1,095	$4,840	$3,309
Research and development expenses	214	199	438	400
Cost of sales	588	655	1,188	1,276
Total	$2,007	$1,949	$6,466	$4,985

Tax benefit at statutory rate	$452	$439	$1,455	$1,122

Note 16.  Employee Benefit Plan

The Company has a 401k defined contribution plan (the “Plan”) covering substantially all employees.  Pursuant to the Plan provisions, the Company is required to make matching contributions equal to 50% of each employee’s contribution, not to exceed 4% of the employee’s compensation for the Plan year.  Contributions to the Plan during the three months ended December 31, 2019 and 2018 were $0.5 million and $0.4 million, respectively. Contributions to the Plan for both the six months ended December 31, 2019 and 2018 were $1.1 million, respectively.

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

The federal, state and local income tax benefit for the three months ended December 31, 2019 was $5.3 million compared to an income tax expense of $2.6 million for the three months ended December 31, 2018.  The effective tax rates for the three months ended December 31, 2019 and 2018 were 2369.6% and 17.6%, respectively.  The effective tax rate for the three months ended December 31, 2019 was higher compared to the three months ended December 31, 2018 primarily due to tax credits and deductions relative to a lower pre-tax loss in the three months ended December 31, 2019.

The federal, state and local income tax benefit for the six months ended December 31, 2019 was $3.5 million compared to $73.0 million for the six months ended December 31, 2018.  The effective tax rates for the six months ended December 31, 2019 and 2018 were 33.2% and 21.0%, respectively.  The effective tax rate for the six months ended December 31, 2019 was higher compared to the six months ended December 31, 2018 primarily due to research and development credits relative to expected pre-tax loss, partially offset by the impact of excess tax shortfalls related to stock compensation.

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

As of December 31, 2019 and June 30, 2019, the Company has total unrecognized tax benefits of $2.4 million and $2.2 million, respectively, of which $2.1 million would impact the Company’s effective tax rate for each period, if recognized.  As a result of the positions taken during the period, the Company has not recorded any material interest and penalties for the period ended December 31, 2019 in the statement of operations and no cumulative interest and penalties have been recorded either in the Company’s statement of financial position as of December 31, 2019 and June 30, 2019.  The Company will recognize interest accrued on unrecognized tax benefits in interest expense and any related penalties in operating expenses.

The Company files income tax returns in the United States federal jurisdiction and various states.  The Company’s tax returns for Fiscal Year 2014 and prior generally are no longer subject to review as such years generally are closed.  The Company’s Fiscal Year 2014 - 2016 federal returns are currently under examination by the Internal Revenue Service (“IRS”).  In October 2018, the Company was notified that the Commonwealth of Pennsylvania will conduct a routine field audit of the Company’s Fiscal 2016 and Fiscal 2017 corporate tax returns.  The Company cannot reasonably predict the outcome of the examinations at this time.  In December 2019, the Company was notified that the Florida Department of Revenue will conduct a routine field audit of the Company’s Fiscal 2016, 2017 and 2018 corporate tax returns.

Note 18.  Related Party Transactions

The Company had sales of $0.6 million and $1.0 million during the three months ended December 31, 2019 and 2018, respectively, to a generic distributor, Auburn Pharmaceutical Company (“Auburn”), which is a member of the Premier Buying Group. Sales to Auburn for the six months ended December 31, 2019 and 2018 were $1.3 million and $1.5 million, respectively. Jeffrey Farber, a current board member, is the owner of Auburn.  Accounts receivable includes amounts due from Auburn of $0.4 million and $1.2 million at December 31, 2019 and June 30, 2019, respectively.

The Company also had sales of $0.5 million and $0.9 million during the three months ended December 31, 2019 and 2018, respectively, to a generic distributor, KeySource, which is a member of the OptiSource Buying Group. Sales to KeySource for the six months ended December 31, 2019 and 2018 were $1.2 million and $1.5 million, respectively. Albert Paonessa a board member until January 22, 2020, was appointed the CEO of KeySource in May 2017.  Accounts receivable includes amounts due from KeySource of $0.5 million and $0.7 million as of December 31, 2019 and June 30, 2019, respectively.

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

The Company was unable to sell the Cody API business as an ongoing operation and intended to sell the equipment utilized by the Cody API business as well as the real estate upon receiving approval of the Company’s cocaine hydrochloride solution Section 505(b)(2) NDA application and to have Cody Labs cease all operations. In the first quarter of Fiscal 2020, the Company completed the sale of a portion of the equipment associated with the Cody API business for $2.0 million. In the second quarter of Fiscal 2020, the Company signed a two-year agreement to lease a portion of the real estate. As of December 31, 2019, the real estate and remaining equipment associated with the Cody API business, totaling $3.8 million, was recorded in the assets held for sale caption in the Consolidated Balance Sheet.

The following table summarizes the financial results of the Cody API business for the three and six months ended December 31, 2019 and 2018:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands)	2019	2018	2019	2018
Net sales	$669	$654	$1,736	$2,142
Pretax loss attributable to Cody API business	(644)	(4,314)	(5,061)	(39,335)

The pretax loss attributable to the Cody API business during the six months ended December  31, 2019 includes a full impairment of the ROU lease asset, totaling $1.2 million, that was recorded upon adoption of ASU No. 2016-02 on July 1, 2019.

The pretax loss attributable to the Cody API business during the six months ended December  31, 2018 includes impairment charges totaling $29.9 million to adjust the long-lived assets to its fair value less costs to sell.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement About Forward-Looking Statements

This Report on Form 10-Q and certain information incorporated herein by reference contains forward-looking statements which are not historical facts made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are not promises or guarantees and investors are cautioned that all forward-looking statements involve risks and uncertainties, including but not limited to the impact of competitive products and pricing, product demand and market acceptance, new product development, acquisition-related challenges, the regulatory environment, interest rate fluctuations, reliance on key strategic alliances, availability of raw materials, fluctuations in operating results and other risks detailed from time to time in our filings with the Securities and Exchange Commission (“SEC”). These statements are based on management’s current expectations and are naturally subject to uncertainty and changes in circumstances.  We caution you not to place undue reliance upon any such forward-looking statements which speak only as of the date made.  Lannett is under no obligation to, and expressly disclaims any such obligation to, update or alter its forward-looking statements, whether as a result of new information, future events or otherwise.

The following information should be read in conjunction with the consolidated financial statements and notes in Part I, Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019.  All references to “Fiscal 2020” or “Fiscal Year 2020” shall mean the fiscal year ending June 30, 2020 and all references to “Fiscal 2019” or “Fiscal Year 2019” shall mean the fiscal year ended June 30, 2019.

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

As noted above, JSP’s decision not to renew or extend its distribution agreement with us has and will materially adversely affect our future operating results, liquidity and cash flows, which could impact our ability to comply with the financial and other covenants in our Amended Senior Secured Credit Facility.  On December 10, 2018, the Company entered into an amendment to the Senior Secured Credit Facility and the Credit and Guaranty Agreement.  Pursuant to the amendment, the Secured Net Leverage Ratio applicable to the financial leverage ratio covenant was increased from 3.25:1.00 to 4.25:1.00 as of December 31, 2019 and prior to September 30, 2020, and then to 4.00:1.00 as of September 30, 2020.  The Amended Senior Secured Credit Facility is also subject to a minimum liquidity covenant, which provides that the Company shall not permit its liquidity as of the last day of any fiscal quarter to be less than $75.0 million.  On September 27, 2019, the Company issued $86,250,000 aggregate principal amount of its 4.50% convertible senior notes due 2026 (the “Notes”) and used the net proceeds to repay a portion of the outstanding Term Loan A balance.  The Notes are senior unsecured obligations of the Company and therefore are not included within the calculation of the Secured Net Leverage Ratio under the existing Amended Senior Secured Credit Facility.  As of December 31, 2019, the Company was in compliance with its financial covenants.  As of December 31, 2019, cash and cash equivalents totaled $119.2 million in addition to availability under our undrawn Revolver totaling $125.0 million.

Based on its projections over the next twelve months, the Company expects to have sufficient liquidity and cashflows to meet its operating and debt service requirements for at least the next twelve months from the issuance of the December 31, 2019 consolidated financial statements. The Company also expects to be in compliance with its financial covenants during the same period.

Although management cannot predict with certainty the precise impact its plans will have on offsetting the loss of the JSP Distribution Agreement, management is continuing to execute on plans to offset the impact of the loss on a short- and long-term basis.  These plans currently include, among other things, an emphasis on reducing cost of sales, research and development (“R&D”) and selling, general and administrative (“SG&A”) expenses; continuing to accelerate new product launches; increasing the level of strategic partnerships; and reducing capital expenditures.  To that end, the Company has already launched 33 new products since January 2018, which are expected to generate annualized net sales of over $120 million and plans to maintain this pace of new product launches going forward.  The Company has also recently signed several distribution and in-licensing agreements that will provide both immediate and longer-term contribution margins.  Additionally, the Company has supplemented existing in-process cost reduction plans with additional cost savings initiatives, which is expected to generate annualized cost savings of approximately $66.0 million by the end of Fiscal 2020 when compared to the Fiscal 2018 expenses, of which approximately half will be reinvested into other business growth opportunities.  Management also plans to attempt, at the appropriate time, to continue to refinance a significant portion of its outstanding long-term debt to reduce principal repayment requirements and eliminate existing financial covenants, which we expect will increase related interest expense, but will positively impact short-term cash flows.

Cody API Restructuring Plan

On June 11, 2019, the Company approved a restructuring plan (the “Cody API Restructuring Plan”) with respect to Cody Labs.  In September 2018, the Company approved a plan to sell the active pharmaceutical ingredient manufacturing distribution business of Cody Labs (the “Cody API business”) but the Company was unable to sell the Cody API business as an ongoing operation.  Therefore, the Company intends to sell the real estate utilized by the Cody API business and to have Cody Labs cease all operations.  In connection with the Cody API Restructuring Plan, there has been a reduction of almost 70 positions at Cody Labs.  The restructuring activities under the Cody API Restructuring Plan are substantially complete as of December 31, 2019.  In the first quarter of Fiscal 2020, the Company completed the sale of a portion of the equipment associated with the Cody API business for $2.0 million.  In the second quarter of Fiscal 2020, the Company signed a two-year agreement to lease a portion of the Cody Labs real estate.

The costs to implement the Cody API Restructuring Plan totaled approximately $6.0 million, including approximately $3.5 million of severance and employee-related costs and approximately $2.0 million of contract termination costs, as well as approximately $0.5 million of costs in connection with moving equipment and other property to other Company-owned facilities that were originally anticipated to be incurred in connection with the Cody Restructuring Plan announced in June 2018.

Financial Summary

For the second quarter of Fiscal Year 2020, net sales decreased to $136.1 million as compared to $193.7 million in the same prior-year period.  Gross profit decreased to $41.3 million compared to $69.8 million in the prior-year period and gross profit percentage decreased to 30% compared to 36% in the prior-year period.  R&D expenses decreased 29% to $6.9 million compared to $9.7 million in the second quarter of Fiscal Year 2019 while SG&A expenses decreased 25% to $17.4 million from $23.2 million. Operating income for the second quarter of Fiscal Year 2020 was $16.8 million compared to $36.7 million in the same prior-year period.  Net income for the second quarter of Fiscal Year 2020 was $5.1 million, or $0.13 per diluted share compared to net income of $12.4 million or $0.32 per diluted share in the first quarter of Fiscal Year 2019.

For the first six months of Fiscal 2020, net sales decreased to $263.5 million compared to $348.8 million in the same prior-year period.  Gross profit decreased to $84.0 million compared to $129.0 million in the prior-year period.  Gross profit percentage decreased to 32% compared to 37% in the prior-year period.  R&D expenses decreased 19% to $15.8 million compared to $19.5 million in the first six months of Fiscal 2019 while SG&A expenses decreased 12% to $38.7 million from $43.8 million in the prior-year period.  Restructuring expenses increased to $1.6 million from $1.2 million in the prior-year period.  Operating income for the first six months of Fiscal 2020, which included asset impairment charges totaling $1.6 million, was $26.2 million compared to an operating loss of $305.1 million in the prior-year period, which included asset impairment charges totaling $369.5 million.  Net loss for the first six months of Fiscal 2020 was $7.1 million, or $(0.18) per diluted share compared to net loss of $275.2 million, or $(7.30) per diluted share in the prior-year period.

A more detailed discussion of the Company’s financial results can be found below.

Results of Operations - Three months ended December 31, 2019 compared with the three months ended December 31, 2018

Net sales decreased to $136.1 million for the three months ended December 31, 2019.  The table below identifies the Company’s net product sales by medical indication for the three months ended December 31, 2019 and 2018.  The medical indication categories for the three months ended December 31, 2018 was reclassified to better align with industry standards and the Company’s peers.

(In thousands)	Three Months Ended December 31,
Medical Indication	2019	2018
Analgesic	$2,111	$2,547
Anti-Psychosis	22,697	14,036
Cardiovascular	23,972	25,680
Central Nervous System	19,331	7,373
Endocrinology	—	88,477
Gastrointestinal	18,313	12,943
Infectious Disease	18,078	4,616
Migraine	10,878	12,551
Respiratory/Allergy/Cough/Cold	3,075	3,388
Urinary	1,233	1,596
Other	9,934	12,606
Contract manufacturing revenue	6,488	7,905
Total net sales	$136,110	$193,718

The decrease in net sales was driven by decreased volumes of $57.7 million slightly offset by an increase in the average selling price of products.  Overall volumes decreased primarily due to the loss of Levothyroxine sales associated with the expiration of the JSP Distribution Agreement, partially offset by additional volumes from product launches and increased market share in certain key products.

In January 2017, a provision in the Bipartisan Budget Act of 2015 required drug manufacturers to pay additional rebates to state Medicaid programs if the prices of their generic drugs rise at a rate faster than inflation.  The provision negatively impacted the Company’s net sales by $10.4 million during the three months ended December 31, 2019 and $7.1 million during the three months ended December 31, 2018.

The following chart details price and volume changes by medical indication:

	Sales volume	Sales price
Medical indication	change %	change %
Analgesic	16%	(33)%
Anti-Psychosis	54%	8%
Cardiovascular	(13)%	6%
Central Nervous System	133%	29%
Endocrinology	(100)%	—%
Gastrointestinal	38%	3%
Infectious Disease	303%	(11)%
Migraine	5%	(18)%
Respiratory/Allergy/Cough/Cold	(14)%	5%
Urinary	(30)%	7%

The Company sells its products to customers in various distribution channels.  The table below presents the Company’s net sales to each distribution channel for the three months ended December 31:

(In thousands)	December 31,	December 31,
Customer Distribution Channel	2019	2018
Wholesaler/Distributor	$103,728	$153,641
Retail Chain	23,092	24,627
Mail-Order Pharmacy	2,802	7,545
Contract manufacturing revenue	6,488	7,905
Total net sales	$136,110	$193,718

Overall net sales decreased primarily due to the loss of the Levothyroxine sales associated with the expiration of the JSP Distribution Agreement, partially offset by additional volumes from product launches and increased market share in certain key products.  The allocation of the Company’s sales among the various distribution channels remained relatively consistent with the same prior-year period.

Cocaine Hydrochloride Solution

In December 2017, a competitor received approval from the FDA to market and sell a Cocaine Hydrochloride topical product.  This approval affects the Company’s right to market and sell its unapproved cocaine hydrochloride solution product.  According to FDA guidance, the FDA typically allows the marketing of unapproved products for up to one year following the approval of an NDA for the product.  Upon the recent request of the FDA to cease manufacturing and distributing our unapproved cocaine hydrochloride solution product as a result of an approved product on the market, the Company committed to not manufacture or distribute cocaine hydrochloride 10% solution, which has not been sold during Fiscal 2019, as of April 15, 2019.  The Company also ceased manufacturing its unapproved cocaine hydrochloride 4% solution on June 15, 2019 and ceased distributing the product on August 15, 2019.  The Company does not believe the discontinuation will have a material impact on our future expected results of operations, as we had anticipated the withdrawal of this product.  During the six months ended December 31, 2019 and December 31, 2018, the Company’s net sales of the unapproved cocaine hydrochloride solution product were $2.8 million and $7.0 million, respectively.

The competitor filed a Citizen Petition with the FDA in February 2019, claiming that the grant of the NCE exclusivity blocks the approval of the Company’s application for five years and requesting that the FDA refuse to accept any further submissions in furtherance of the Company’s Section 505(b)(2) NDA application, treat as withdrawn any submissions made by the Company after December 2017 and withdraw the Company’s Section 505(b)(2) application.  On April 24, 2019, the Company filed an opposition to the Citizen Petition requesting that it be denied. On July 3, 2019, the FDA denied the competitor’s Citizen Petition. Thereafter, the competitor filed a second Citizen Petition claiming that the FDA should rescind the acceptance of the Company’s Section 505(b)(2) application and only permit the Company to re-submit the application as an ANDA after the expiration of the competitor’s five-year exclusivity.  The Company filed an opposition to the second Citizen Petition asserting, among other things, that the FDA should summarily deny the second Citizen Petition as an improper attempt to delay competition. On January 10, 2020, the FDA denied the second Citizen Petition and the FDA approved the Company’s Section 505(b)(2) NDA application.

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

Thalomid®

The Company filed with the FDA an ANDA No. 206601, along with a paragraph IV certification, alleging that the fifteen patents associated with the Thalomid drug product are invalid, unenforceable and/or not infringed.  On January 30, 2015, Celgene Corporation and Children’s Medical Center Corporation filed a patent infringement lawsuit in the United States District Court for the District of New Jersey, alleging that the Company’s filing of ANDA No. 206601 constitutes an act of patent infringement and seeking a declaration that the patents at issue are valid and infringed.  A settlement agreement was reached, and the Court dismissed the lawsuit in October 2017.  Pursuant to the settlement agreement, the Company entered into a license agreement that permits Lannett to manufacture and market in the U.S. its generic thalidomide product as of August 1, 2019 or earlier under certain circumstances.  In the second quarter of Fiscal 2019, the Company received a Major Complete Response Letter (“CRL”) related to issues at its API supplier. The Company filed a response to the CRL.  The Company received a second Major CRL in the first quarter of Fiscal 2020 related to continued issues at the API supplier, as well as issues with the Risk Evaluation and Mitigation Strategy (“REMS”) program hosted by Celgene.  The Company is working on addressing the FDA comments and expects its product launch to be delayed until Fiscal Year 2021.

Ranitidine Oral Solution, USP

As part of an industry-wide action, the Company is voluntarily recalling all lots within expiry of Ranitidine Syrup (Ranitidine Oral Solution, USP), 15mg/mL to the consumer level due to levels of N-Nitrosodimethylamine (“NDMA”), a probable human carcinogen, above the levels recently established by the FDA.  On September 17, 2019, the FDA notified the Company about the possible presence of NDMA in its Ranitidine Oral Solution product and the Company immediately commenced testing and analysis of the active pharmaceutical ingredient (“API”) and drug product and confirmed the presence of NDMA.  The Company is in the process of switching its API supplier for its Ranitidine Oral Solution, USP product.  The Company’s net sales of Ranitidine Oral Solution in the fourth quarter of fiscal year 2019 totaled $1.9 million.  The Company does not believe the recall will have a significant impact on our future expected financial position, results of operations and cash flows.

Cost of Sales, including amortization of intangibles. Cost of sales, including amortization of intangibles for the second quarter of Fiscal Year 2020 decreased 23% to $95.0 million from $123.9 million in the same prior-year period.  The decrease was primarily attributable to the loss of Levothyroxine sales associated with the expiration of the JSP Distribution Agreement, partially offset by additional volumes of products sold as well as increased product royalties expense related to various distribution agreements.  Product royalties expense included in cost of sales totaled $20.0 million for the second quarter of Fiscal Year 2020 and $10.8 million for the second quarter of Fiscal Year 2019.  Amortization expense included in cost of sales totaled $8.2 million for both the second quarter of Fiscal Year 2020 and the second quarter of Fiscal Year 2019.

Gross Profit. Gross profit for the second quarter of Fiscal 2020 decreased 41% to $41.3 million or 30% of net sales.  In comparison, gross profit for the second quarter of Fiscal 2019 was $69.8 million or 36% of net sales.  The decrease in gross profit percentage was primarily attributable to the loss of Levothyroxine sales associated with the expiration of the JSP Distribution Agreement.

Research and Development Expenses. Research and development expenses for the second quarter decreased 29% to $6.9 million in Fiscal Year 2020 from $9.7 million in Fiscal Year 2019. The decrease was primarily due to lower R&D expenses as a result of the Company's decision to cease operations at Cody Labs as well as timing of certain milestones related to product development projects.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 25% to $17.4 million in the second quarter of Fiscal Year 2020 compared with $23.2 million in Fiscal Year 2019. The decrease was primarily driven by lower expenses at the Company's Cody Labs subsidiary, other cost reduction initiatives as well as a decrease in legal and financial advisory costs.

The Company is focused on controlling operating expenses and has executed on its 2016 Restructuring Plan, Cody Restructuring Plan and Cody API Restructuring Plan as noted above; however, increases in personnel and other costs to facilitate enhancements in the Company's infrastructure and expansion may impact operating expenses in future periods.

Other Income (Loss). Interest expense for the three months ended December 31, 2019 totaled $16.7 million compared to $21.5 million for the three months ended December 31, 2018. The decrease was due to a lower weighted-average debt balance in the second quarter of Fiscal 2020 as compared to the prior-year period as well as a lower weighted-average interest rate due to the partial repayment of the outstanding Term Loan A balance with proceeds from the issuance of the Notes. The weighted average interest rate for the second quarter of Fiscal 2020 and 2019 was 8.6% and 9.6%, respectively. Investment income totaled $0.4 million in the second quarter of Fiscal 2020 compared to $0.6 million in the second quarter of Fiscal 2019.

Income Tax. The Company recorded an income tax benefit of $5.3 million in the second quarter of Fiscal Year 2020 as compared to an income tax expense of $2.6 million in the second quarter of Fiscal Year 2019. The effective tax rate for the three months ended December 31, 2019 was 2369.6%, compared to 17.6% for the three months ended December 31, 2018. The effective tax rate for the three months ended December 31, 2019 was higher compared to the three months ended December 31, 2018 primarily due to tax credits and deductions relative to a lower pre-tax loss in the three months ended December 31, 2019.

Net Income. For the three months ended December 31, 2019, the Company reported net income of $5.1 million, or $0.13 per diluted share. Comparatively, net income in the corresponding prior-year period was $12.4 million, or $0.32 per diluted share.

Results of Operations - Six months ended December 31, 2019 compared with the six months ended December 31, 2018

Net sales decreased to $263.5 million for the six months ended December 31, 2019. The table below identifies the Company's net product sales by medical indication for the six months ended December 31, 2019 and 2018. The medical indication categories for the six months ended December 31, 2018 was reclassified to better align with industry standards and the Company's peers.

(In thousands)	Six Months Ended December 31,
Medical Indication	2019	2018
Analgesic	$3,995	$4,376
Anti-Psychosis	50,730	24,925
Cardiovascular	45,579	47,450
Central Nervous System	38,588	21,659
Endocrinology	—	142,355
Gastrointestinal	35,275	30,537
Infectious Disease	29,973	9,096
Migraine	20,021	22,288
Respiratory/Allergy/Cough/Cold	5,781	6,972
Urinary	1,668	3,137
Other	19,796	23,411
Contract manufacturing revenue	12,046	12,566
Total net sales	$263,452	$348,772

The decrease in net sales was driven by decreased volumes of $76.9 million and, to a lesser extent, decreased average selling price of products of $8.4 million. Overall volumes decreased primarily due to the loss of Levothyroxine sales associated with the expiration of the JSP Distribution Agreement, partially offset by additional volumes from product launches and increased market share in certain key products. Average selling prices were impacted by product mix and price decreases in certain key products and, to a lesser extent, competitive pricing pressures. Although the Company has benefited in the past from favorable pricing trends, these trends have reversed.

In January 2017, a provision in the Bipartisan Budget Act of 2015 required drug manufacturers to pay additional rebates to state Medicaid programs if the prices of their generic drugs rise at a rate faster than inflation. The provision negatively impacted the Company's net sales by $22.6 million during the six months ended December 31, 2019 and $15.0 million during the six months ended December 31, 2018, which contributed to the overall decreased average selling price.

The following chart details price and volume changes by medical indication:

	Sales volume	Sales price
Medical indication	change %	change %
Analgesic	52%	(61)%
Anti-Psychosis	87%	17%
Cardiovascular	(15)%	11%
Central Nervous System	78%	—%
Endocrinology	(100)%	—%
Gastrointestinal	12%	4%
Infectious Disease	255%	(25)%
Migraine	10%	(20)%
Respiratory/Allergy/Cough/Cold	(15)%	(2)%
Urinary	(35)%	(12)%

The Company sells its products to customers in various distribution channels. The table below presents the Company's net sales to each distribution channel for the six months ended December 31:

(In thousands)	December 31,	December 31,
Customer Distribution Channel	2019	2018
Wholesaler/Distributor	$205,928	$269,994
Retail Chain	40,181	49,668
Mail-Order Pharmacy	5,297	16,544
Contract manufacturing revenue	12,046	12,566
Total net sales	$263,452	$348,772

Overall net sales decreased primarily due to the loss of the Levothyroxine sales associated with the expiration of the JSP Distribution Agreement, partially offset by additional volumes from product launches and increased market share in certain key products. The allocation of the Company's sales among the various distribution channels remained consistent with the same prior-year period.

Cost of Sales, including amortization of intangibles. Cost of sales, including amortization of intangibles for the first six months of Fiscal 2020 decreased 18% to $179.5 million from $219.8 million in the same prior-year period. The decrease was primarily attributable to the loss of Levothyroxine sales associated with the expiration of the JSP Distribution Agreement, partially offset by additional volumes of products sold as well as increased product royalties expense related to various distribution agreements. Product royalties expense included in cost of sales totaled $36.4 million for the first six months of Fiscal Year 2020 and $16.8 million for the first six months of Fiscal Year 2019. Amortization expense included in cost of sales totaled $15.2 million for the first six months of Fiscal Year 2020 and $16.4 million for the first six months of Fiscal Year 2019.

Gross Profit. Gross profit for the first six months of Fiscal 2020 decreased 35% to $84.0 million or 32% of net sales. In comparison, gross profit for the first six months of Fiscal 2019 was $129.0 million or 37% of net sales. The decrease in gross profit percentage was primarily attributable to the loss of Levothyroxine sales associated with the expiration of the JSP Distribution Agreement as well as increased product royalties related to distribution agreements, partially offset by manufacturing efficiencies as a result of cost reduction initiatives.

Research and Development Expenses. Research and development expenses for the first six months decreased 19% to $15.8 million in Fiscal 2019 from $19.5 million in Fiscal 2018.  The decrease was primarily due to lower R&D expenses as a result of the Company’s decision to cease operations at Cody Labs as well as timing of certain milestones related to product development projects.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased 12% to $38.7 million in the first six months of Fiscal 2020 compared with $43.8 million in Fiscal 2019.  The decrease was primarily driven by lower expenses at the Company’s Cody Labs subsidiary, other cost reduction initiatives as well as a decrease in legal and financial advisory costs.

The Company is focused on controlling operating expenses and has executed on its 2016 Restructuring Plan, Cody Restructuring Plan and Cody API Restructuring Plan as noted above; however, increases in personnel and other costs to facilitate enhancements in the Company’s infrastructure and expansion may impact operating expenses in future periods.

Asset Impairment Charges. In the first six months of Fiscal 2020, the Company recorded a ROU lease asset totaling $1.2 million related to an existing lease at Cody Labs upon adoption of ASU No. 2016-02.  The Company subsequently recorded a full impairment of the asset as a result of the decision to cease operations at Cody Labs.

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

Other Income (Loss). Interest expense in the first six months of Fiscal 2020 totaled $36.0 million compared to $42.9 million in Fiscal 2019.  The weighted average interest rate for the first six months of Fiscal 2020 and 2019 was 9.2% and 9.5%, respectively.  Investment income in the first six months of Fiscal 2020 totaled $1.2 million compared to $0.9 million in the same prior-year period.

Income Tax. The Company recorded an income tax expense in the first six months of Fiscal 2020 of $3.5 million compared to an income tax benefit of $73.0 million in the first six months of Fiscal 2019.  The effective tax rate for the six months ended December 31, 2019 was 33.2% compared to 21.0% for the six months ended December 31, 2018.  The effective tax rate for the six months ended December 31, 2019 was higher compared to the six months ended December 31, 2018 primarily due to research and development credits relative to expected pre-tax loss, partially offset by the impact of excess tax shortfalls related to stock compensation.

Net Loss. For the six months ended December 31, 2019, the Company reported net loss of $7.1 million, or $(0.18) per diluted share.  Comparatively, net loss in the corresponding prior-year period was $275.2 million, or $(7.30) per diluted share.

Liquidity and Capital Resources

Cash Flow

The Company had historically financed its operations with cash flow generated from operations supplemented with borrowings from financial institutions.  At December 31, 2019, working capital was $219.4 million as compared to $295.6 million at June 30, 2019, a decrease of $76.2 million.  Current product portfolio sales as well as sales related to future product approvals are anticipated to continue to generate positive cash flow from operations.

Net cash provided by operating activities of $47.7 million for the six months ended December 31, 2019 reflected net loss of $7.1 million, adjustments for non-cash items of $42.1 million, as well as cash provided through changes in operating assets and liabilities of $12.7 million.  In comparison, net cash provided by operating activities of $94.0 million for the six months ended December 31, 2018 reflected net loss of $275.2 million, adjustments for non-cash items of $334.3 million, as well as cash used by changes in operating assets and liabilities of $34.9 million.

Significant changes in operating assets and liabilities from June 30, 2019 to December 31, 2019 were comprised of:

•

A decrease in accounts receivable of $6.3 million mainly due to the timing of receipts.  The Company’s days sales outstanding (“DSO”) at December 31, 2019, based on gross sales for the six months ended December 31, 2019 and gross accounts receivable at December 31, 2019, was 73 days.  The level of DSO at December 31, 2019 was comparable to the Company’s expectation that DSO will be in the 70 to 85-day range based on customer payment terms.

•	An increase in accounts payable totaling $17.4 million primarily due to the timing of payments.
•

A decrease in accrued payroll and payroll-related costs of $7.7 million primarily related to payments made in August 2019 in connection with incentive compensation accrued in Fiscal Year 2019, partially offset by the timing of payroll payments.

•	An increase in inventories totaling $8.1 million primarily due to the timing of customer order fulfillment.

•	An increase in prepaid income taxes totaling $9.0 million primarily due to estimated tax payments made in the first six months of Fiscal 2020.

Significant changes in operating assets and liabilities from June 30, 2018 to December 31, 2018 were comprised of:

•

An increase in accounts receivable of $25.9 million primarily as a result of the timing of receipts as well as increased sales of Levothyroxine as customer demand increased in anticipation of the transition of this product.  The Company’s days sales outstanding (“DSO”) at December 31, 2018, based on gross sales for the six months ended December 31, 2018 and gross accounts receivable at December 31, 2018 was 81 days.  The level of DSO at December 31, 2018 was comparable to the Company’s expectations that DSO will be in the 70 to 85-day range based on customer payment terms.

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

Net cash used in investing activities of $30.0 million for the six months ended December 31, 2019 was mainly the result of purchases of intangible assets of $27.3 million and purchases of property, plant and equipment of $8.8 million, partially offset by proceeds from the sale of property, plant and equipment of $6.3 million.  Net cash provided by investing activities of $5.7 million for the six months ended December 31, 2018 was mainly the result of proceeds from the sale of property, plant and equipment of $14.1 million and proceeds from the sale of an outstanding VIE loan to a third party of $5.6 million, partially offset by purchases of property, plant and equipment of $12.0 million and purchase of an intangible asset of $2.0 million.

Net cash used in financing activities of $38.8 million for the six months ended December 31, 2019 was primarily due to debt repayments of $113.3 million, purchase of a capped call in connection with the 4.50% Convertible Senior Notes offering totaling $7.1 million, payments of debt issuance costs totaling $3.5 million, and purchases of treasury stock totaling $1.8 million, partially offset by proceeds from the issuance of 4.50% Convertible Senior Notes of $86.3 million and proceeds from issuance of stock pursuant to stock compensation plans of $0.6 million.  Net cash used in financing activities of $34.5 million for the six months ended December 31, 2018 was primarily due to debt repayments of $33.4 million, payments of debt issuance costs totaling $1.1 million and purchases of treasury stock totaling $0.5 million, partially offset by proceeds from issuance of stock pursuant to stock compensation plans of $0.5 million.

Credit Facility and Other Indebtedness

The Company has previously entered into and may enter future agreements with financial institutions to provide additional cash to help finance the Company’s acquisitions, various capital investments and potential strategic opportunities.  These borrowing arrangements as of December 31, 2019 are as follows:

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

Refer to the Company’s Form 10‑K for the fiscal year ended June 30, 2019 for further details on the Amended Senior Secured Credit Facility.

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

Refer to the Company’s Form 10‑K for the fiscal year ended June 30, 2019 for a description of our remaining Critical Accounting Policies.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On November 25, 2015, in connection with the acquisition of KUPI, the Company entered into a Senior Secured Credit Facility, which was subsequently amended in June 2016.  Based on the variable-rate debt outstanding at December 31, 2019, each 1/8% increase in interest rates would yield $0.8 million of incremental annual interest expense.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10‑Q, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a‑15(e) and 15d‑15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Lannett’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Change in Internal Control Over Financial Reporting

There has been no change in Lannett’s internal control over financial reporting during the six months ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in Note 11 “Legal, Regulatory Matters and Contingencies” of the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q and is incorporated by reference herein.

ITEM 1A.  RISK FACTORS

Lannett Company, Inc’s Annual Report on Form 10‑K for the fiscal year ended June 30, 2019 includes a detailed description of its risk factors.

ITEM 6.  EXHIBITS

(a)	A list of the exhibits required by Item 601 of Regulation S-K to be filed as a part of this Form 10‑Q is shown on the Exhibit Index filed herewith.

Exhibit Index

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32**	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

10.61+*	Collaboration and License Agreement by and among Lannett Company, Inc., North & South Brother Pharmacy Investment Co., Ltd and HEC GROUP PTY LTD, dated as of November 21, 2019	Filed Herewith

10.62+*	Supply Agreement by and among North & South Brother Pharmacy Investment Co., Ltd, HEC GROUP PTY LTD and Lannett Company, Inc., dated as of November 21, 2019	Filed Herewith

101.INS	XBRL Instance Document	Filed Herewith

101.SCH	XBRL Extension Schema Document	Filed Herewith

101.CAL	XBRL Calculation Linkbase Document	Filed Herewith

101.DEF	XBRL Definition Linkbase Document	Filed Herewith

101.LAB	XBRL Label Linkbase Document	Filed Herewith

101.PRE	XBRL Presentation Linkbase Document	Filed Herewith

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

LANNETT COMPANY, INC.

Dated: February 6, 2020	By:	/s/ Timothy Crew
Timothy Crew
Chief Executive Officer

Dated: February 6, 2020	By:	/s/ John Kozlowski
John Kozlowski
Vice President of Finance and Chief Financial Officer

Dated: February 6, 2020	By:	/s/ G. Michael Landis
G. Michael Landis
Senior Director of Finance, Principal Accounting Officer and Treasurer