Form 10-Q
period 2020-03-31
LANNETT CO INC
filed 2020-05-07
CIK 57725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-12 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each class of the registrant’s common stock, as of the latest practical date.

Class	Outstanding as of April 30, 2020
Common stock, par value $0.001 per share	40,350,852

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LANNETT COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share and per share data)

	March 31, 2020	June 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$101,455	$140,249
Accounts receivable, net	180,356	164,752
Inventories	135,955	143,971
Prepaid income taxes	8,414	—
Assets held for sale	2,678	9,671
Other current assets	14,450	13,606
Total current assets	443,308	472,249
Property, plant and equipment, net	181,408	186,670
Intangible assets, net	401,044	411,229
Operating lease right-of-use assets	9,774	—
Deferred tax assets	111,793	109,305
Other assets	11,824	7,960
TOTAL ASSETS	$1,159,151	$1,187,413

LIABILITIES
Current liabilities:
Accounts payable	$33,834	$13,493
Accrued expenses	14,115	5,805
Accrued payroll and payroll-related expenses	13,121	19,924
Rebates payable	43,304	46,175
Royalties payable	21,362	16,215
Restructuring liability	61	2,315
Income taxes payable	—	2,198
Current operating lease liabilities	1,045	—
Short-term borrowings and current portion of long-term debt	95,064	66,845
Other current liabilities	2,850	3,652
Total current liabilities	224,756	176,622
Long-term debt, net	599,553	662,203
Long-term operating lease liabilities	10,189	—
Other liabilities	14,115	14,547
TOTAL LIABILITIES	848,613	853,372
Commitments (Note 12)

STOCKHOLDERS’ EQUITY
Common stock ($0.001 par value, 100,000,000 shares authorized; 39,898,838 and 38,969,518 shares issued; 38,741,712 and 38,010,714 shares outstanding at March 31, 2020 and June 30, 2019, respectively)	40	39
Additional paid-in capital	319,064	317,023
Retained earnings	8,410	32,075
Accumulated other comprehensive loss	(641)	(615)
Treasury stock (1,157,126 and 958,804 shares at March 31, 2020 and June 30, 2019, respectively)	(16,335)	(14,481)
Total stockholders’ equity	310,538	334,041
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,159,151	$1,187,413

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Net sales	$144,372	$172,794	$407,824	$521,566
Cost of sales	94,380	99,571	258,699	303,012
Amortization of intangibles	8,316	7,906	23,497	24,286
Gross profit	41,676	65,317	125,628	194,268
Operating expenses:
Research and development expenses	7,441	9,838	23,287	29,371
Selling, general and administrative expenses	22,147	21,649	60,876	65,434
Restructuring expenses	191	452	1,771	1,687
Asset impairment charges	13,989	—	15,607	369,499
Total operating expenses	43,768	31,939	101,541	465,991
Operating income (loss)	(2,092)	33,378	24,087	(271,723)
Other income (loss):
Loss on extinguishment of debt	—	(413)	(2,145)	(413)
Investment income	393	925	1,552	1,860
Interest expense	(16,177)	(21,485)	(52,163)	(64,430)
Other	(380)	(401)	(181)	(1,409)
Total other loss	(16,164)	(21,374)	(52,937)	(64,392)
Income (loss) before income tax	(18,256)	12,004	(28,850)	(336,115)
Income tax expense (benefit)	(1,664)	1,359	(5,185)	(71,594)
Net income (loss)	$(16,592)	$10,645	$(23,665)	$(264,521)

Earnings (loss) per common share:
Basic	$(0.43)	$0.28	$(0.61)	$(7.01)
Diluted (1)	$(0.43)	$0.27	$(0.61)	$(7.01)

Weighted average common shares outstanding:
Basic	38,707,049	37,842,224	38,539,850	37,729,099
Diluted (1)	38,707,049	39,330,847	38,539,850	37,729,099

(1)	See Note 14 “Earnings (Loss) Per Common Share” for details on calculation.

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(In thousands)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Net income (loss)	$(16,592)	$10,645	$(23,665)	$(264,521)
Other comprehensive income (loss), before tax:
Foreign currency translation gain (loss)	(63)	(69)	(26)	(56)
Total other comprehensive income (loss), before tax	(63)	(69)	(26)	(56)
Income tax related to items of other comprehensive income	—	—	—	—
Total other comprehensive income (loss), net of tax	(63)	(69)	(26)	(56)
Comprehensive income (loss)	$(16,655)	$10,576	$(23,691)	$(264,577)

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Three months ended March 31, 2020
					Accumulated
	Common Stock		Additional		Other		Total
	Shares		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Issued	Amount	Capital	Earnings	Loss	Stock	Equity
Balance, December 31, 2019	39,852	$40	$317,012	$25,002	$(578)	$(16,304)	$325,172
Shares issued in connection with share-based compensation plans	47	—	182	—	—	—	182
Share-based compensation	—	—	1,870	—	—	—	1,870
Purchase of treasury stock	—	—	—	—	—	(31)	(31)
Other comprehensive income, net of tax	—	—	—	—	(63)	—	(63)
Net loss	—	—	—	(16,592)	—	—	(16,592)
Balance, March 31, 2020	39,899	$40	$319,064	$8,410	$(641)	$(16,335)	$310,538

	Three months ended March 31, 2019
					Accumulated
	Common Stock		Additional		Other		Total
	Shares		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Issued	Amount	Capital	Earnings	Loss	Stock	Equity
Balance, December 31, 2018	38,767	$39	$312,322	$29,016	$(502)	$(14,364)	$326,511
Shares issued in connection with share-based compensation plans	91	—	280	—	—	—	280
Share-based compensation	—	—	1,989	—	—	—	1,989
Purchase of treasury stock	—	—	—	—	—	(56)	(56)
Other comprehensive income net of tax	—	—	—	—	(69)	—	(69)
Net income	—	—	—	10,645	—	—	10,645
Balance, March 31, 2019	38,858	$39	$314,591	$39,661	$(571)	$(14,420)	$339,300

	Nine months ended March 31, 2020
					Accumulated
	Common Stock		Additional		Other		Total
	Shares		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Issued	Amount	Capital	Earnings	Loss	Stock	Equity
Balance, June 30, 2019	38,970	$39	$317,023	$32,075	$(615)	$(14,481)	$334,041
Shares issued in connection with share-based compensation plans	929	1	777	—	—	—	778
Share-based compensation	—	—	8,336	—	—	—	8,336
Purchase of treasury stock	—	—	—	—	—	(1,854)	(1,854)
Other comprehensive income, net of tax	—	—	—	—	(26)	—	(26)
Purchase of capped call	—	—	(7,072)	—	—	—	(7,072)
Net loss	—	—	—	(23,665)	—	—	(23,665)
Balance, March 31, 2020	39,899	$40	$319,064	$8,410	$(641)	$(16,335)	$310,538

	Nine months ended March 31, 2019
					Accumulated
	Common Stock		Additional		Other		Total
	Shares		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Issued	Amount	Capital	Earnings	Loss	Stock	Equity
Balance, June 30, 2018	38,257	$38	$306,817	$306,464	$(515)	$(13,889)	$598,915
Shares issued in connection with share-based compensation plans	601	1	800	—	—	—	801
Share-based compensation	—	—	6,974	—	—	—	6,974
Purchase of treasury stock	—	—	—	—	—	(531)	(531)
Other comprehensive income net of tax	—	—	—	—	(56)	—	(56)
ASC 606 adjustment, net of tax	—	—	—	(2,282)	—	—	(2,282)
Net loss	—	—	—	(264,521)	—	—	(264,521)
Balance, March 31, 2019	38,858	$39	$314,591	$39,661	$(571)	$(14,420)	$339,300

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended
	March 31,
	2020	2019
OPERATING ACTIVITIES:
Net loss	$(23,665)	$(264,521)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	41,386	42,030
Deferred income tax expense (benefit)	(2,488)	(80,478)
Share-based compensation	8,336	6,974
Asset impairment charges	15,607	369,499
Loss (gain) on sale/disposal of assets	(821)	933
Loss on extinguishment of debt	2,145	413
Amortization of debt discount and other debt issuance costs	11,001	13,440
Other noncash (income) expenses	1,387	(510)
Changes in assets and liabilities which provided (used) cash:
Accounts receivable, net	(15,604)	97,673
Inventories	8,016	1,766
Prepaid income taxes/income taxes payable	(10,472)	15,868
Other assets	3,006	636
Rebates payable	(2,871)	(7,527)
Royalties payable	5,147	4,468
Restructuring liability	(2,254)	(6,436)
Operating lease liability	(1,005)	—
Accounts payable	20,341	(24,965)
Accrued expenses	1,366	1,127
Accrued payroll and payroll-related expenses	(6,803)	11,337
Other liabilities	(1,374)	—
Net cash provided by operating activities	50,381	181,727
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(13,105)	(18,501)
Proceeds from sale of property, plant and equipment	7,332	14,171
Proceeds from sale of outstanding loan to Variable Interest Entity (“VIE”)	—	5,600
Advance to VIE	(250)	—
Purchases of intangible assets	(27,750)	(2,000)
Net cash used in investing activities	(33,773)	(730)
FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	86,250	—
Purchase of capped call	(7,072)	—
Repayments of long-term debt	(129,989)	(73,488)
Proceeds from issuance of stock	778	801
Payment of debt issuance costs	—	(1,102)
Payment of deferred financing fees	(3,489)	—
Purchase of treasury stock	(1,854)	(531)
Net cash used in financing activities	(55,376)	(74,320)
Effect on cash and cash equivalents of changes in foreign exchange rates	(26)	(56)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(38,794)	106,621
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	140,249	98,586
CASH AND CASH EQUIVALENTS, END OF PERIOD	$101,455	$205,207
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$39,554	$50,725
Income taxes paid (refunded)	$7,775	$(6,410)
Accrued purchases of property, plant and equipment	$2,023	$3,207

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.  Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for the presentation of interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the unaudited financial statements do not include all the information and footnotes necessary for a comprehensive presentation of the financial position, results of operations and cash flows for the periods presented.  In the opinion of management, the unaudited financial statements include all the normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented.  Operating results for the three and nine months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2020.  These unaudited financial statements should be read in combination with the other Notes in this section; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 2; and the Consolidated Financial Statements, including the Notes to the Consolidated Financial Statements, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.  The Consolidated Balance Sheet as of June 30, 2019 was derived from audited financial statements.

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

Intangible Assets

Definite-lived intangible assets are stated at cost less accumulated amortization.  Amortization of definite-lived intangible assets is computed on a straight-line basis over the assets’ estimated useful lives which commences upon shipment of the product, generally for periods ranging from 5 to 15 years.  The Company continually evaluates the reasonableness of the useful lives of these assets. Indefinite-lived intangible assets are not amortized, but instead are tested at least annually for impairment. Costs to renew or extend the term of a recognized intangible asset are expensed as incurred.

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

Segment Information

The Company operates in one reportable segment, generic pharmaceuticals.  As such, the Company aggregates its financial information for all products.  The table below identifies the Company’s net sales by medical indication for the three and nine months ended March 31, 2020 and 2019.  The medical indication categories for the three and nine months ended March 31, 2019 were reclassified to better align with industry standards and the Company’s peers.

	Three Months Ended		Nine Months Ended
(In thousands)	March 31,		March 31,
Medical Indication	2020	2019	2020	2019
Analgesic	$2,811	$946	$6,806	$5,322
Anti-Psychosis	27,858	20,616	78,588	45,541
Cardiovascular	21,746	22,783	67,325	70,233
Central Nervous System	18,566	15,906	57,154	37,565
Endocrinology	—	55,210	—	197,565
Gastrointestinal	20,745	16,501	56,020	47,038
Infectious Disease	21,749	4,162	51,722	13,258
Migraine	12,886	9,846	32,907	32,134
Respiratory/Allergy/Cough/Cold	2,966	2,549	8,747	9,521
Urinary	1,149	2,096	2,817	5,233
Other	8,051	14,247	27,847	37,658
Contract manufacturing revenue	5,845	7,932	17,891	20,498
Total net sales	$144,372	$172,794	$407,824	$521,566

Customer, Supplier and Product Concentration

The following table presents the percentage of total net sales, for the three and nine months ended March 31, 2020 and 2019, for certain of the Company’s products, defined as products containing the same active ingredient or combination of ingredients, which accounted for at least 10% of net sales in any of those periods:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Product 1	17%	11%	18%	8%
Product 2	11%	—%	10%	—%
Product 3	—%	32%	—%	38%

The following table presents the percentage of total net sales, for the three and nine months ended March 31, 2020 and 2019, for certain of the Company’s customers which accounted for at least 10% of net sales in any of those periods:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Customer A	29%	16%	25%	21%
Customer B	21%	17%	24%	16%
Customer C	12%	8%	11%	10%
Customer D	—%	31%	—%	16%

The Company’s primary finished goods inventory supplier through March 23, 2019 was Jerome Stevens Pharmaceuticals, Inc. (“JSP”), in Bohemia, New York.  Purchases of finished goods inventory from JSP accounted for approximately 40% and 36% of the Company’s inventory purchases during the three and nine months ended March 31, 2019, respectively. There were no purchases of finished goods inventory from JSP in the first nine months of Fiscal 2020.

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

Self-Insurance

The Company self-insures for certain employee medical and prescription benefits.  The Company also maintains stop loss coverage with third party insurers to limit its total liability exposure.  The liability for self-insured risks is primarily calculated using independent third-party actuarial valuations which take into account actual claims, claims growth and claims incurred but not yet reported.  Actual experience, including claim frequency and severity as well as health-care inflation, could result in different liabilities than the amounts currently recorded.  The liability for self-insured risks under this plan as of March 31, 2020 and June 30, 2019 was not material to the consolidated financial position of the Company.

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

On March 27, 2020, in response to COVID-19 and its detrimental impact to the global economy, President Trump signed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) into law, which provides a stimulus to the U.S. economy in the form of various individual and business assistance programs as well as temporary changes to existing tax law.  Among the changes to the provision in business tax laws include a five-year net operating loss carryback for the Fiscal 2019 - 2021 tax years, a deferral of the employer’s portion of certain payroll tax, and an increase in the interest expense deductibility limitation for the Fiscal 2020 and 2021 tax years.  ASC 740 requires the tax effects of changes in tax laws or rates to be recorded in the period of enactment.  The CARES Act did not impact the Company’s income tax expense/benefit for the three or nine months ended March 31, 2020.  The Company also reviewed its existing deferred tax assets in light of COVID-19 and determined that no valuation allowance is required at this time.  However, the Company will continue to monitor the status of the COVID-19 pandemic and its impact on our results of operations.

Earnings (Loss) Per Common Share

A dual presentation of basic and diluted earnings (loss) per common share is required on the face of the Company's Consolidated Statement of Operations as well as a reconciliation of the computation of basic earnings (loss) per common share to diluted earnings (loss) per common share.  Basic earnings (loss) per common share excludes the dilutive impact of potentially dilutive securities and is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period.  Beginning in the first quarter of Fiscal 2020, the Company's diluted earnings (loss) per common share is computed using the "if-converted" method by dividing the adjusted "if-converted" net income by the adjusted weighted average number of shares of common stock outstanding during the period.  The adjusted "if-converted" net income is adjusted for interest expense and amortization of debt issuance costs, both net of tax, associated with the Company’s 4.50% Convertible Senior Notes due 2026.  The weighted average number of diluted shares is adjusted for the potential dilutive effect of the exercise of stock options, treats unvested restricted stock and performance-based shares as if it were vested, and assumes the conversion of the 4.50% Convertible Senior Notes.  Anti-dilutive securities are excluded from the calculation.  Dilutive shares are also excluded in the calculation in periods of net loss because the effect of including such securities would be anti-dilutive.

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

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board ("FASB") issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which is meant to reduce complexity in the accounting for income taxes, eliminates certain exceptions within ASC 740, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted for periods for which financial statements have not been issued as of December 15, 2019.  The Company early adopted this guidance in the second quarter of Fiscal 2020.  As a result of the adoption, the Company is no longer subject to the exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year.  The adoption of ASU 2019-12 did not have an impact on the Company’s income tax benefit for the three and nine months ended March 31, 2020.

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

Recent Accounting Pronouncements, Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which changes the impairment model used to measure credit losses for most financial assets.  We will be required to use a new forward-looking expected credit loss model that will replace the existing incurred credit loss model for our accounts receivables and loans.  The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted.  The Company does not anticipate that the adoption will have a material impact on its consolidated financial statements.

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

The credits associated with the Cody Restructuring Plan included in restructuring credits during the three and nine months ended March 31, 2019 were as follows:

	Three Months Ended	Nine Months Ended
(In thousands)	March 31, 2019	March 31, 2019
Employee separation costs (credits)	$(89)	$(585)
Facility closure costs	—	—
Total	$(89)	$(585)

A reconciliation of the changes in restructuring liabilities associated with the Cody Restructuring Plan from June 30, 2019 through March 31, 2020 is set forth in the following table:

	Employee	Facility Closure
(In thousands)	Separation Costs	Costs	Total
Balance at June 30, 2019	$108	$—	$108
Restructuring Charges	—	—	—
Payments	(108)	—	(108)
Balance at March 31, 2020	$—	—	$—

Cody API Restructuring Plan

In September 2018, the Company approved a plan to sell the active pharmaceutical ingredient manufacturing distribution business of Cody Labs (the “Cody API business”).  The Company was unable to sell the Cody API business as an ongoing operation and decided to sell the equipment and real estate utilized by the Cody API business and to have Cody Labs cease all operations.  In June 2019, the Company approved the Cody API Restructuring Plan.  In connection with the Cody API Restructuring Plan, the Company eliminated approximately 70 positions at Cody Labs.  The restructuring activities under the Cody API Restructuring Plan are substantially complete as of March 31, 2020.  During the first nine months of Fiscal 2020, the Company completed the sale of the equipment associated with the Cody API business for $3.0 million.  In the second quarter of Fiscal 2020, the Company signed a two-year agreement to lease a portion of the real estate to a third party.

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

The expenses associated with the Cody API Restructuring Plan included in restructuring expenses during the three and nine months ended March 31, 2020 were as follows:

	Three Months Ended	Nine Months Ended
(In thousands)	March 31, 2020	March 31, 2020
Employee separation costs	$191	$1,275
Facility closure costs	—	496
Total	$191	$1,771

A reconciliation of the changes in restructuring liabilities associated with the Cody API Restructuring Plan from June 30, 2019 through March 31, 2020 is set forth in the following table:

	Employee	Contract	Facility
	Separation	Termination	Closure
(In thousands)	Costs	Costs	Costs	Total
Balance at June 30, 2019	$2,207	$—	$—	$2,207
Restructuring Charges	1,275	—	496	1,771
Payments	(3,421)	—	(496)	(3,917)
Balance at March 31, 2020	$61	$—	—	$61

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

The expenses associated with the restructuring program included in restructuring expenses during the three and nine months ended March 31, 2019 were as follows:

	Three Months Ended	Nine Months Ended
(In thousands)	March 31, 2019	March 31, 2019
Employee separation costs	$377	$1,084
Facility closure costs	164	1,188
Total	$541	$2,272

Note 5.  Accounts Receivable, net

Accounts receivable, net consisted of the following components at March 31, 2020 and June 30, 2019:

	March 31,	June 30,
(In thousands)	2020	2019
Gross accounts receivable	$366,484	$361,323
Less: Chargebacks reserve	(60,473)	(89,567)
Less: Rebates reserve	(34,079)	(32,099)
Less: Returns reserve	(47,688)	(55,554)
Less: Other deductions	(42,787)	(18,128)
Less: Allowance for doubtful accounts	(1,101)	(1,223)
Accounts receivable, net	$180,356	$164,752

For the three months ended March 31, 2020, the Company recorded a provision for chargebacks, rebates (including rebates presented as rebates payable), returns and other deductions of $201.0 million, $63.8 million, $6.4 million and $35.7 million, respectively.  For the three months ended March 31, 2019, the Company recorded a provision for chargebacks, rebates (including rebates presented as rebates payable), returns and other deductions of $221.7 million, $50.4 million, $12.4 million and $25.6 million, respectively.

For the nine months ended March 31, 2020, the Company recorded a provision for chargebacks, rebates (including rebates presented as rebates payable), returns, and other deductions of $608.6 million, $180.6 million, $16.6 million, and $77.2 million, respectively.  For the nine months ended March 31, 2019, the Company recorded a provision for chargebacks, rebates (including rebates presented as rebates payable), returns, and other deductions of $834.3 million, $194.0 million, $31.1 million, and $60.2 million, respectively.

The following table identifies the activity and ending balances of each major category of revenue-related reserve for the nine months ended March 31, 2020 and 2019:

Reserve Category
(In thousands)	Chargebacks	Rebates	Returns	Other	Total
Balance at June 30, 2019	$89,567	$78,274	$55,554	$18,128	$241,523
Current period provision	608,570	180,574	16,600	77,167	882,911
Credits issued during the period	(637,664)	(181,465)	(24,466)	(52,508)	(896,103)
Balance at March 31, 2020	$60,473	$77,383	$47,688	$42,787	$228,331

Reserve Category
(In thousands)	Chargebacks	Rebates	Returns	Other	Total
Balance at June 30, 2018	$153,034	$82,502	$43,059	$20,021	$298,616
Adjustment related to adoption of ASC 606	—	—	—	3,536	3,536
Current period provision	834,270	194,012	31,069	60,167	1,119,518
Credits issued during the period	(887,777)	(204,112)	(23,407)	(55,410)	(1,170,706)
Balance at March 31, 2019	$99,527	$72,402	$50,721	$28,314	$250,964

For the three months ending March 31, 2020 and 2019, as a percentage of gross sales the provision for chargebacks was 45.1% and 46.7%, the provision for rebates was 14.3% and 10.6%, the provision for returns was 1.4% and 2.6% and the provision for other adjustments was 8.0% and 5.4%, respectively.

For the nine months ending March 31, 2020 and 2019, as a percentage of gross sales the provision for chargebacks was 47.8% and 51.5%, the provision for rebates was 14.2% and 12.0%, the provision for returns was 1.3% and 1.9%, and the provision for other adjustments was 6.1% and 3.7%, respectively.

On July 1, 2018, the Company adopted ASC 606 which resulted in a $3.2 million pre-tax adjustment to opening retained earnings and accounts receivable, of which $3.5 million related to “failure-to-supply” reserves offset by $0.3 million related to the timing of recognition of certain contract manufacturing arrangements.

The decrease in total reserves from June 30, 2019 to March 31, 2020 was primarily attributable to the timing of sales and product mix in the three months ended June 30, 2019 as compared to the three months ended March 31, 2020, as well as a $9.4 million rebate payment to the Department of Veteran's Affairs related to pricing overcharges, of which $8.1 million was indemnified by UCB, the former parent company of KUPI. The decrease in the chargebacks reserve was primarily due to adjustments to wholesale acquisition pricing to our customers, which also resulted in an increase in shelf-stock adjustments.  Additionally, there were also shelf-stock adjustments related to contractual price adjustments which increased the Other reserve category.  Historically, we have not recorded any material amounts in the current period related to reversals or additions of prior period reserves.  If the Company were to record a material reversal or addition of any prior period reserve amount, it would be separately disclosed.

Note 6.  Inventories

Inventories at March 31, 2020 and June 30, 2019 consisted of the following:

	March 31,	June 30,
(In thousands)	2020	2019
Raw Materials	$59,426	$56,740
Work-in-process	14,537	18,988
Finished Goods	61,992	68,243
Total	$135,955	$143,971

Inventory balances were written-down by $15.3 million and $20.7 million at March 31, 2020 and June 30, 2019, respectively for excess and obsolete inventory amounts.  During the three months ended March 31, 2020 and 2019, the Company recorded write-downs to net realizable value for excess and obsolete inventory of $2.4 million in each period.   During the nine months ended March 31, 2020 and 2019, the Company recorded write-downs to net realizable value for excess and obsolete inventory of $8.5 million and $15.2 million, respectively.

Note 7.  Property, Plant and Equipment, net

Property, plant and equipment, net at March 31, 2020 and June 30, 2019 consisted of the following:

		March 31,	June 30,
(In thousands)	Useful Lives	2020	2019
Land	—	$1,783	$1,783
Building and improvements	10 - 39 years	95,436	87,609
Machinery and equipment	5 - 10 years	166,034	156,166
Furniture and fixtures	5 - 7 years	3,110	3,105
Less accumulated depreciation		(99,748)	(83,424)
		166,615	165,239
Construction in progress		14,793	21,431
Property, plant and equipment, net		$181,408	$186,670

Depreciation expense for the three months ended March 31, 2020 and 2019 was $6.2 million and $5.5 million, respectively.  Depreciation expense for the nine months ended March 31, 2020 and 2019 was $17.9 million and $17.7 million, respectively.

In the first quarter of Fiscal 2019, the Company approved a plan to sell the Cody API business and performed a fair value analysis which resulted in a $29.9 million impairment of the Cody API property, plant and equipment assets.  The Company was unable to sell the Cody API business as an ongoing operation and decided to sell the equipment and real estate utilized by the Cody API business and to have Cody Labs cease all operations.  As such, Cody Labs' property, plant and equipment totaling $6.7 million, were recorded in the assets held for sale caption in the Consolidated Balance Sheet as of June 30, 2019.  As of March 31, 2020, the Company has a remaining balance of $2.7 million recorded in the assets held for sale caption in the Consolidated Balance Sheet.  See Note 19 “Assets Held for Sale” for more information.

Property, plant and equipment, net included amounts held in foreign countries in the amount of $0.6 million and $1.0 million at March 31, 2020 and June 30, 2019, respectively.

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

Financial Instruments Disclosed, But Not Reported, at Fair Value

We estimate the fair value of our debt utilizing market quotations for debt that have quoted prices in active markets. Since our debt does not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities (Level 2).  The estimated fair value of our term loan debt was approximately $562 million and $724 million as of March 31, 2020 and June 30, 2019, respectively.  The estimated fair value of our 4.5% Convertible Senior Notes was approximately $57 million as of March 31, 2020.  The estimated fair value of our debt as of March 31, 2020 was negatively affected by the impacts of COVID-19 on the global economy and financial markets.

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

Intangible assets, net as of March 31, 2020 and June 30, 2019 consisted of the following:

	Weighted	Gross Carrying Amount		Accumulated Amortization		Intangible Assets, Net
	Avg. Life	March 31,	June 30,	March 31,	June 30,	March 31,	June 30,
(In thousands)	(Yrs.)	2020	2019	2020	2019	2020	2019
Definite-lived:
KUPI product rights	15	416,154	416,154	(118,391)	(97,583)	297,763	318,571
KUPI trade name	2	2,920	2,920	(2,920)	(2,920)	—	—
KUPI other intangible assets	15	19,000	19,000	(5,512)	(4,562)	13,488	14,438
Silarx product rights	15	10,000	10,000	(3,222)	(2,722)	6,778	7,278
Other product rights	8	20,089	27,160	(5,074)	(4,667)	15,015	22,493
Total definite-lived		$468,163	$475,234	$(135,119)	$(112,454)	$333,044	$362,780

Indefinite-lived:
KUPI in-process research and development	—	$18,000	$18,000	$—	$—	$18,000	$18,000
Silarx in-process research and development	—	18,000	18,000	—	—	18,000	18,000
Other product rights	—	32,000	12,449	—	—	32,000	12,449
Total indefinite-lived		68,000	48,449	—	—	68,000	48,449
Total intangible assets, net		$536,163	$523,683	$(135,119)	$(112,454)	$401,044	$411,229

The Company recorded amortization expense of $8.3 million and $7.9 million in the three months ended March 31, 2020 and March 31, 2019, respectively.  For the nine months ended March 31, 2020 and 2019, the Company recorded amortization expense of $23.5 million and $24.3 million, respectively.

In the third quarter of Fiscal 2020, the Company performed an impairment analysis of its AB-rated Methylphenidate Hydrochloride product, which is distributed under a license agreement with Andor Pharmaceuticals, LLC (“Andor”), due to additional competition resulting in a significant decline in sales and overall profitability of the distribution arrangement.  The analysis resulted in the Company recording a $14.0 million impairment charge.  The remaining carrying value of the intangible asset, totaling $2.1 million, is recorded within the definite-lived “other product rights” caption in the table above and will continue to be amortized over its remaining useful life.

Future annual amortization expense consisted of the following as of March 31, 2020:

(In thousands)	Amortization
Fiscal Year Ending June 30,	Expense
2020	$8,137
2021	32,546
2022	32,443
2023	32,236
2024	31,899
Thereafter	195,783
$333,044

Note 10.  Long-Term Debt

Long-term debt, net consisted of the following:

	March 31,	June 30,
(In thousands)	2020	2019
Term Loan A due 2020; 6.00% as of March 31, 2020	$55,719	$153,933
Unamortized discount and other debt issuance costs	(811)	(4,722)
Term Loan A, net	54,908	149,211
Term Loan B due 2022; 6.38% as of March 31, 2020	582,693	614,468
Unamortized discount and other debt issuance costs	(25,999)	(34,631)
Term Loan B, net	556,694	579,837
4.50% Convertible Senior Notes due 2026	86,250	—
Unamortized discount and other debt issuance costs	(3,235)	—
4.50% Convertible Senior Notes, net	83,015	—
$125 million Revolving Credit Facility due 2020	—	—
Total debt, net	694,617	729,048
Less short-term borrowings and current portion of long-term debt	(95,064)	(66,845)
Total long-term debt, net	$599,553	$662,203

Long-term debt amounts due, for the twelve-month periods ending March 31 are as follows:

Amounts Payable
(In thousands)	to Institutions
2021	$95,064
2022	39,345
2023	504,003
2024	—
Thereafter	86,250
Total	$724,662

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

Following the lead of the state Attorneys General, the Direct Purchaser Plaintiffs, End Payer Plaintiffs and Indirect Reseller Plaintiffs filed their own complaints in June 2018 also alleging an overarching conspiracy, making similar allegations to those contained in the state Attorneys General complaint, relating to 14 generic drugs in the End Payer complaint and 15 generic drugs in the Indirect Reseller complaint.  Although the complaints allege an overarching conspiracy with respect to all of the drugs identified, the specific allegations related to drugs the Company manufactures involve acetazolamide and doxycycline monohydrate.

The Company and the other defendants filed motions to dismiss the overarching conspiracy claims. On August 15, 2019, the Court denied the defendants' joint motion to dismiss the overarching conspiracy claims, but has yet to decide an individual motion filed by the Company to dismiss the overarching conspiracy claims as to it.  In addition, between December 2019 and February 2020, the End Payer Plaintiffs, Indirect Reseller Purchasers, and Direct Purchaser Plaintiffs filed separate complaints alleging overarching, industry-wide price-fixing conspiracies modeled on the second one filed by the state Attorneys General.  The new complaint involve 135 new drugs in addition to those named in previous complaints.  As to the Company, the new drugs involved are Pilocarpine HCL, Triamterence HCTZ capsules, Amantadine HCL, and Oxycodone HCL.  None of the defendants, including the Company, has responded yet to these new complaints.

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

On November 13, 2019, 14 New York counties filed a complaint in the Nassau County Supreme Court alleging an overarching, industry-wide conspiracy involving the Company and other generic pharmaceutical manufacturers to allocate markets and fix prices generally for a variety of generic drugs.  The defendants have removed the case to federal court in New York and it has been transferred for pretrial purposes to the multidistrict litigation pending in the Eastern District of Pennsylvania.  On March 2, 2020, Harris County, Texas filed a similar complaint alleging an overarching, industry-wide conspiracy involving the Company and other generic pharmaceutical manufacturers in the Southern District of Texas.  That complaint has been transferred for pretrial purposes to the multidistrict litigation pending in the Eastern District of Pennsylvania.  None of the defendants, including the Company, has responded yet to either complaint.

On December 11, 2019, another opt-out direct purchaser filed a complaint in the Eastern District of Pennsylvania alleging an overarching, industry-wide conspiracy involving the Company and other generic pharmaceutical manufacturers to allocate markets and fix prices generally for a variety of generic drugs.  On December 27, 2019, another opt-out direct purchaser filed a similar complaint in the Northern District of California.  Those complaints have been transferred for pretrial purposes to the multidistrict litigation pending in the Eastern District of Pennsylvania.  None of the defendants, including the Company, has responded yet to either complaint.

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

In October 2018, a putative class action lawsuit was filed against the Company and two of its officers in the federal court for the Eastern District of Pennsylvania, alleging that the Company, its Chief Executive Officer and its former Chief Financial Officer damaged the purported class by making false and misleading statements in connection with the possible renewal of the JSP Distribution Agreement.  In December 2018, counsel for the putative class filed an amended complaint. The Company moved to dismiss the amended complaint in January 2019.  In March 2019, the Court granted in part and denied in part the Company’s motion to dismiss.  In May 2019, the Company filed an answer to the amended complaint.  During May and June 2019, the parties negotiated a proposed settlement and agreed to settle the litigation, by which the Company agreed to pay the sum of $300,000 without an admission of liability and subject to the negotiation of the terms of a stipulation of settlement and approval by the Court.  In July 2019, counsel for the putative class filed a motion for preliminary approval of the proposed settlement and on July 31, 2019, the Court issued an Order granting the motion and scheduling a hearing for final approval of the settlement for February 7, 2020.  In January 2020, counsel for the putative class filed a motion for final approval of the proposed settlement and a motion for an award of attorneys’ fees and expenses.  On February 7, 2020, the Court held a hearing on the motions filed on behalf of the putative class.  The same day, the Court issued an order granting both motions, entering judgment in favor of the plaintiffs and the settlement class consistent with the settlement agreement, and dismissing all claims with prejudice.

In May 2019, a shareholder derivative lawsuit was filed against certain of the Company’s current and former officers and certain of the current and former members of the Company’s Board of Directors in the federal court for the District of Delaware. The Company was also named as a nominal defendant in the suit. The suit alleges that the defendants breached their fiduciary duties as directors and/or officers of the Company, that certain of the defendants caused the Company to issue false and misleading proxy statements in violation of Section 14(a) of the Securities Exchange Act of 1934, that the defendants were unjustly enriched at the expense of the Company, and that the defendants wasted corporate assets belonging to the Company. On December 4, 2019 the court entered a stipulation consolidating the suit with a separate shareholder derivative suit filed in July 2019, as described below.   On December 6, 2019, the Company filed a motion to dismiss the consolidated cases. On January 14, 2020, the parties reached an agreement in principle to resolve the consolidated cases, subject to the execution of a mutually acceptable settlement document and Court approval.

In July 2019, a shareholder derivative lawsuit was filed against certain of the Company’s current and former officers and directors in the federal court for the Eastern District of Pennsylvania. The Company was also named as a nominal defendant in the suit. The suit alleges that the defendants breached their fiduciary duties as directors and/or officers of the Company and that certain of the defendants caused the Company to violate Sections 10(b), 14(a), and 29(b) of the Securities Exchange Act of 1934. In October 2019, this suit was transferred to the federal court for the District of Delaware and is pending before the same judge presiding over the shareholder derivative suit that was filed in May 2019. On December 4, 2019, the Court entered a stipulation consolidating the suit with a separate shareholder derivative suit filed in May 2019, as described above.   On December 6, 2019, the Company filed a motion to dismiss the consolidated cases.  On January 14, 2020, the parties reached an agreement in principle to resolve the consolidated cases, subject to the execution of a mutually agreeable settlement document and Court approval.

The settlement of the two consolidated cases, if approved by the Court, will require the Company to implement certain new corporate policies and pay the plaintiffs’ counsel in the consolidated cases, collectively, the sum of $600,000 in exchange for a release of all liability with respect to both of the consolidated cases.  On March 23, 2020, the parties executed a Memorandum of Understanding setting forth the terms of their agreement.  On March 27, 2020, the parties jointly submitted a letter to the Court enclosing the executed Memorandum of Understanding and stating that the parties intend to execute and file a formal settlement stipulation for approval by the Court.  As a result of the pending settlement, on April 8, 2020 the parties entered into a stipulation to extend time for Plaintiffs to respond to Defendants’ motion to dismiss and joinder until April 24, 2020.  The Court granted the stipulation on April 16, 2020.

In September 2019, a shareholder derivative lawsuit was filed against certain of the Company’s current and former officers, directors and employees in the federal court for the District of Delaware. The Company was also named as a nominal defendant in the suit. The suit alleges that the defendants breached their fiduciary duties as directors and/or officers of the Company, alleges waste of corporate assets and gross mismanagement, and alleges that certain of the defendants caused the Company to violate Section 14(a) of the Securities and Exchange Act of 1934. On November 22, 2019, the Company filed a motion to dismiss the complaint. On January 9, 2020, the parties filed a stipulation to stay the case pending the resolution of the defendants’ motion to dismiss the two earlier filed consolidated shareholder derivative cases referenced above.  On January 16, 2020, the Court entered the parties’ stipulation.  On February 14, 2020, the parties filed a stipulation to withdraw the Company’s motion to dismiss without prejudice to the Company’s ability to refile a renewed motion to dismiss after the stay is lifted.  On February 18, 2020, the Court entered the parties’ stipulation.  On March 11, 2020, following notice that Plaintiffs no longer consented to the stay, the Court lifted the stay. On March 16, 2020, the parties filed a stipulation setting a briefing schedule for a renewed motion to dismiss.  On March 17, 2020, the Court entered the parties’ stipulation.  The Company cannot reasonably predict the outcome of the suit at this time.    On April 6, 2020, certain of the Defendants, including the Company, filed a renewed motion to dismiss or, in the alternative, to stay the account, and an opening brief in support thereof.  On April 24, 2020, the parties stipulated to stay the action, pending a decision from the Court regarding the settlement in the derivative actions discussed above.  The Court granted the Stipulation on April 29, 2020.

In February 2020, a shareholder derivative lawsuit was filed against certain of the Company’s current and former officers, directors and employees in the Court of Chancery of the State of Delaware.  The Company was also named as a nominal defendant in the suit.  The suit alleges that the defendants breached their fiduciary duties as directors and/or officers of the Company, and were unjustly enriched.  On March 16, 2020, the Company filed a motion to dismiss the complaint, and a motion to stay the proceedings.  On March 27, 2020, the Company filed its opening brief in support of its motion to stay the proceedings.  On April 6, 2020, the parties entered into a stipulation and proposed order to stay the action, which was subsequently granted by the Court that same day.  Under the terms of the stipulated stay, the action shall be stayed pending a decision from the Court in the shareholder derivative lawsuit filed in May 2019 on the approval of the settlement.

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

Note 12.  Commitments

Leases

The Company’s adoption of ASU No. 2016-02 resulted in an increase in the Company’s assets and liabilities of $7.9 million at July 1, 2019.    In the first quarter of Fiscal 2020, the Company recorded a ROU lease asset totaling $1.2 million related to an existing lease at Cody Labs upon adoption of ASU No. 2016-02.  The Company subsequently recorded a full impairment of the asset as a result of the decision to cease operations at Cody Labs.  At March 31, 2020, the Company has a ROU lease asset of $9.8 million and a ROU liability of $11.2 million, of which $1.0 million and $10.2 million represent the current and non-current balance, respectively.

In November 2019, the Company signed an eight year lease for its new headquarters in Trevose, Pennsylvania.  The Company is currently providing lease improvements and has met the lease commencement date criteria under ASC Topic 842 Leases as of March 31, 2020.   Accordingly, the Company recorded a ROU lease asset and liability totaling $4.3 million, respectively, in the third quarter of Fiscal 2020.

Components of lease cost are as follows:

	Three Months Ended	Nine Months Ended
(In thousands)	March 31, 2020	March 31, 2020
Operating lease cost	$642	$1,713
Variable lease cost	32	93
Short-term lease cost (a)	194	473
Total	$868	$2,279

(a)	Not recorded on the Consolidated Balance Sheet.

Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

Nine Months Ended
(In thousands)	March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,439
Non-cash activity:
ROU assets obtained in exchange for new operating lease liabilities	$4,317

Weighted-average remaining lease term and discount rate for our operating leases are as follows:

	Nine Months Ended
	March 31, 2020
Weighted-average remaining lease term	9	years
Weighted-average discount rate	7.90%

Maturities of lease liabilities by fiscal year for our operating leases are as follows:

(In thousands)	Amounts Due
2020	$502
2021	1,101
2022	2,125
2023	2,144
2024	2,164
Thereafter	7,932
Total lease payments	15,968
Less: Imputed interest	4,734
Present value of lease liabilities	$11,234

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

In the first quarter of Fiscal 2019, the Company sold 50% of the outstanding loan to a third party for $5.6 million and, in addition to assigning 50% of all right, title and interest in the loan and loan documents, the Company relinquished its right to convert a portion of the outstanding loan balance to an equity interest in the entity.  As of March 31, 2020, $6.4 million was outstanding under the revolving loan and is included in other assets.  Based on the guidance set forth in ASC 810-10 Consolidation, the Company has concluded that it has a variable interest in the entity.  However, the Company is not the primary beneficiary to the entity and as such, is not required to consolidate the entity’s results of operations.

In the second quarter of Fiscal 2020, the Company executed a License and Collaboration Agreement with North South Brother Pharmacy Investment Co., Ltd. and HEC Group PTY, Ltd. (collectively, “HEC”) to develop an insulin glargine product that would be biosimilar to Lantus Solostar.  Under the terms of the deal, among other things, the Company shall fund up to the initial $32 million of the development costs and split 50/50 any development costs in excess thereof.  Lannett shall receive an exclusive license to distribute and market the product in the United States upon FDA approval under the 50/50 profit split for the first ten years following commercialization, followed by a 60/40 split in favor of HEC for the following five years.    To date, the COVID-19 pandemic has not had a material impact on the development of the insulin glargine product.  The longer that countries around the world remain on lockdown, the more likely it becomes that the timing of the product development and approval will be delayed.

Note 13.  Accumulated Other Comprehensive Loss

The Company’s Accumulated Other Comprehensive Loss was comprised of the following components as of March 31, 2020 and 2019:

	March 31,
(In thousands)	2020	2019
Foreign Currency Translation
Beginning Balance, June 30	$(615)	$(515)
Net gain (loss) on foreign currency translation (net of tax of $0 and $0)	(26)	(56)
Reclassifications to net income (net of tax of $0 and $0)	—	—
Other comprehensive income (loss), net of tax	(26)	(56)
Ending Balance, March 31	(641)	(571)
Total Accumulated Other Comprehensive Loss	$(641)	$(571)

Note 14. Earnings (Loss) Per Common Share

A reconciliation of the Company’s basic and diluted earnings (loss) per common share is as follows:

	Three Months Ended
	March 31,
(In thousands, except share and per share data)	2020	2019
Numerator:
Net income (loss)	$(16,592)	$10,645
Interest expense applicable to the Notes, net of tax	—	—
Amortization of debt issuance costs applicable to the Notes, net of tax	—	—
Adjusted “if-converted” net income (loss)	$(16,592)	$10,645

Denominator:
Basic weighted average common shares outstanding	38,707,049	37,842,224
Effect of potentially dilutive options and restricted stock awards	—	1,488,623
Effect of conversion of the Notes	—	—
Diluted weighted average common shares outstanding	38,707,049	39,330,847

Earnings (loss) per common share:
Basic	$(0.43)	$0.28
Diluted	$(0.43)	$0.27

	Nine Months Ended
	March 31,
(In thousands, except share and per share data)	2020	2019
Numerator:
Net loss	$(23,665)	$(264,521)
Interest expense applicable to the Notes, net of tax	—	—
Amortization of debt issuance costs applicable to the Notes, net of tax	—	—
Adjusted “if-converted” net loss	$(23,665)	$(264,521)

Denominator:
Basic weighted average common shares outstanding	38,539,850	37,729,099
Effect of potentially dilutive options and restricted stock awards	—	—
Effect of conversion of the Notes	—	—
Diluted weighted average common shares outstanding	38,539,850	37,729,099

Loss per common share:
Basic	$(0.61)	$(7.01)
Diluted	$(0.61)	$(7.01)

The number of anti-dilutive shares that have been excluded in the computation of diluted loss and earnings per share for the three months ended March 31, 2020 and 2019 were 7.8 million and 481 thousand, respectively.  The number of anti-dilutive shares that have been excluded in the computation of diluted loss per share for the nine months ended March 31, 2020 and 2019 were 6.0 million and 2.0 million, respectively.  The effect of potentially dilutive shares was excluded from the calculation of diluted loss per share in the three and nine months ended March 31, 2020 and the nine months ended March 31, 2019 because the effect of including such securities would be anti-dilutive.

Note 15.  Share-based Compensation

At March 31, 2020, the Company had two share-based employee compensation plans (the 2011 Long-Term Incentive Plan “LTIP” and the 2014 “LTIP”).  Together these plans authorized an aggregate total of 6.5 million shares to be issued.  As of March 31, 2020, the plans have a total of 1.2 million shares available for future issuances.

Historically, the Company issued share-based compensation awards with a vesting period ranging up to 3 years and a maximum contractual term of 10 years.  Beginning in Fiscal 2020, the Company extended the vesting period of new share-based compensation awards to 4 years.  The Company issues new shares of stock when stock options are exercised.  As of March 31, 2020, there was $11.4 million of total unrecognized compensation cost related to non-vested share-based compensation awards.  That cost is expected to be recognized over a weighted average period of 2.3 years.

Stock Options

The Company measures share-based compensation cost for options using the Black-Scholes option pricing model.  The following table presents the weighted average assumptions used to estimate fair values of the stock options granted during the nine months ended March 31, 2020 and 2019, the estimated annual forfeiture rates used to recognize the associated compensation expense and the weighted average fair value of the options granted:

	Nine Months Ended
	March 31, 2020		March 31, 2019
Risk-free interest rate	1.9%		2.9%
Expected volatility	73.7%		58.4%
Expected dividend yield	—%		—%
Forfeiture rate	—%		6.5%
Expected term	5.1	years	5.3	years
Weighted average fair value	$4.04		$6.52

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

A stock option summary as of March 31, 2020 and changes during the nine months then ended, is presented below:

				Weighted
		Weighted-		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
(In thousands, except for weighted average price and life data)	Awards	Price	Value	Life (yrs.)
Outstanding at June 30, 2019	572	$17.56	$273	5.0
Granted	522	$6.57
Exercised	(50)	$5.60	$210
Forfeited, expired or repurchased	(34)	$24.89
Outstanding at March 31, 2020	1,010	$12.22	$503	5.8

Vested and expected to vest at March 31, 2020	1,008	$12.21	$503	5.8
Exercisable at March 31, 2020	513	$16.85	$334	2.6

Restricted Stock

The Company measures restricted stock compensation costs based on the stock price at the grant date less an estimate for expected forfeitures.  The annual forfeiture rate used to calculate compensation expense was 6.5% for the nine months ended March 31, 2020 and 2019.

A summary of restricted stock awards as of March 31, 2020 and changes during the nine months then ended, is presented below:

		Weighted
		Average Grant -	Aggregate
(In thousands, except for weighted average price data)	Awards	date Fair Value	Intrinsic Value
Non-vested at June 30, 2019	1,288	$11.63
Granted	941	6.45
Vested	(751)	10.47	$6,231
Forfeited	(70)	12.50
Non-vested at March 31, 2020	1,408	$8.75

Performance-Based Shares

In September 2017, the Company began granting performance-based awards to certain key executives.  The stock-settled awards will cliff vest based on relative Total Shareholder Return (“TSR”) over a three-year period.  The Company measures share-based compensation cost for TSR awards using a Monte-Carlo simulation model.

A summary of performance-based share awards as of March 31, 2020 and changes during the current fiscal year, is presented below:

		Weighted
		Average Grant -	Aggregate
(In thousands, except for weighted average price and life data)	Awards	date Fair Value	Intrinsic Value
Non-vested at June 30, 2019	72	$19.92
Granted	178	$10.71
Vested	(46)	$15.08	$477
Forfeited	—	$—
Non-vested at March 31, 2020	204	$12.99

Employee Stock Purchase Plan

In February 2003, the Company’s stockholders approved an Employee Stock Purchase Plan (“ESPP”).  Employees eligible to participate in the ESPP may purchase shares of the Company’s stock at 85% of the lower of the fair market value of the common stock on the first day of the calendar quarter, or the last day of the calendar quarter.  Under the ESPP, employees can authorize the Company to withhold up to 10% of their compensation during any quarterly offering period, subject to certain limitations.  The ESPP was implemented on April 1, 2003 and is qualified under Section 423 of the Internal Revenue Code.  The Board of Directors authorized an aggregate total of 1.1 million shares of the Company’s common stock for issuance under the ESPP.  During the nine months ended March 31, 2020 and 2019, 83 thousand shares and 143 thousand shares were issued under the ESPP, respectively.  As of March 31, 2020, 874 thousand total cumulative shares have been issued under the ESPP.

The following table presents the allocation of share-based compensation costs recognized in the Consolidated Statements of Operations by financial statement line item:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands)	2020	2019	2020	2019
Selling, general and administrative expenses	$1,124	$1,125	$5,965	$4,434
Research and development expenses	180	208	618	608
Cost of sales	566	656	1,753	1,932
Total	$1,870	$1,989	$8,336	$6,974

Tax benefit at statutory rate	$421	$447	$1,876	$1,569

Note 16.  Employee Benefit Plan

The Company has a 401k defined contribution plan (the “Plan”) covering substantially all employees.  Pursuant to the Plan provisions, the Company is required to make matching contributions equal to 50% of each employee’s contribution, not to exceed 4% of the employee’s compensation for the Plan year.  Contributions to the Plan totaled $0.6 million during each of the three months  ended March 31, 2020 and 2019.  Contributions to the Plan totaled $1.7 million during each of the nine months ended March 31, 2020 and 2019.

In Fiscal 2020, the Company implemented a non-qualified deferred compensation plan for certain senior-level management and executives.  The non-qualified deferred compensation plan allows certain eligible employees to defer additional pre-tax earnings for retirement, beyond the IRS limits in place under the Plan.  Contributions to the non-qualified deferred compensation plan during the three and nine months ended March 31, 2020 were not material.

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

The federal, state and local income tax benefit for the three months ended March 31, 2020 was $1.7 million compared to an income tax expense of $1.4 million for the three months ended March 31, 2019.  The effective tax rates for the three months ended March 31, 2020 and 2019 were 9.1% and 11.3%, respectively.  The effective tax rate for the three months ended March 31, 2020 was lower compared to the three months ended March 31, 2019 primarily due to a non-deductible branded prescription drug fee as well as tax credits and deductions relative to a higher pre-tax loss in the three months ended March 31, 2020.

The federal, state and local income tax benefit for the nine months ended March 31, 2020 was $5.2 million compared to $71.6 million for the nine months ended March 31, 2019.  The effective tax rates for the nine months ended March 31, 2020 and 2019 were 18.0% and 21.3%, respectively.  The effective tax rate for the nine months ended March 31, 2020 was lower compared to the nine months ended March 31, 2019 primarily due to the impact of excess tax shortfalls related to stock compensation as well as a non-deductible branded prescription drug fee, partially offset by research and development credits relative to expected pre-tax loss.

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

As of March 31, 2020 and June 30, 2019, the Company has total unrecognized tax benefits of $2.3 million and $2.2 million, respectively, of which $2.1 million would impact the Company’s effective tax rate for each period, if recognized.  As a result of the positions taken during the period, the Company has not recorded any material interest and penalties for the period ended March 31, 2020 in the statement of operations and no cumulative interest and penalties have been recorded either in the Company’s statement of financial position as of March 31, 2020 and June 30, 2019.  The Company will recognize interest accrued on unrecognized tax benefits in interest expense and any related penalties in operating expenses.

The Company files income tax returns in the United States federal jurisdiction and various states.  The Company’s federal tax returns for Fiscal Year 2014 and prior generally are no longer subject to review as such years generally are closed.  The Company’s Fiscal Year 2015 through 2017 federal returns are currently under examination by the Internal Revenue Service (“IRS”).  In October 2018, the Company was notified that the Commonwealth of Pennsylvania will conduct a routine field audit of the Company’s Fiscal 2016 and Fiscal 2017 corporate tax returns.  In December 2019, the Company was notified that the Florida Department of Revenue will conduct a routine field audit of the Company’s Fiscal 2016, 2017 and 2018 corporate tax returns.    The Company cannot reasonably predict the outcome of the examinations at this time.

Note 18.  Related Party Transactions

The Company had sales of $0.9 million during each of the three months ended March 31, 2020 and 2019, to a generic distributor, Auburn Pharmaceutical Company (“Auburn”), which is a member of the Premier Buying Group.  Sales to Auburn for the nine months ended March 31, 2020 and 2019 were $2.1 million and $2.4 million, respectively.  Jeffrey Farber, a current board member, is the owner of Auburn.  Accounts receivable includes amounts due from Auburn of $0.8 million and $1.2 million at March 31, 2020 and June 30, 2019, respectively.

The Company also had sales of $0.7 million and $0.5 million during the three months ended March 31, 2020 and 2019, respectively, to a generic distributor, KeySource, which is a member of the OptiSource Buying Group.  Sales to KeySource for the nine months ended March 31, 2020 and 2019 were $1.9 million and $2.0 million, respectively.  Albert Paonessa,  a board member until the date of the Company’s 2020 Annual Meeting of Stockholders, was appointed the CEO of KeySource in May 2017.  Accounts receivable includes amounts due from KeySource of $0.8 million and $0.7 million as of March 31, 2020 and June 30, 2019, respectively.

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

The Company was unable to sell the Cody API business as an ongoing operation and intended to sell the equipment utilized by the Cody API business as well as the real estate upon receiving approval of the Company’s cocaine hydrochloride solution Section 505(b)(2) NDA application and to have Cody Labs cease all operations.  During the first nine months of Fiscal 2020, the Company completed the sale of the equipment associated with the Cody API business for $3.0 million.  In the second quarter of Fiscal 2020, the Company signed a two-year agreement to lease a portion of the real estate to a third party.  As of March 31, 2020, the real estate associated with the Cody API business, totaling $2.7 million, was recorded in the assets held for sale caption in the Consolidated Balance Sheet.

The following table summarizes the financial results of the Cody API business for the three and nine months ended March 31, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands)	2020	2019	2020	2019
Net sales	$—	$—	$1,067	$2,142
Pretax loss attributable to Cody API business	(1,279)	(2,502)	(6,340)	(41,837)

The pretax loss attributable to the Cody API business during the nine months ended March  31, 2020 includes a full impairment of a  $1.2 million ROU lease asset that was recorded upon adoption of ASU No. 2016-02 on July 1, 2019.

The pretax loss attributable to the Cody API business during the nine months ended March  31, 2019 includes impairment charges totaling $29.9 million to adjust the long-lived assets to its fair value less costs to sell.

Note 20.  Subsequent Event

In December 2019, the COVID-19 virus emerged in Wuhan, China and spread to other parts of the world.  In March 2020, the World Health Organization (“WHO”) designated COVID-19 a global pandemic.  Governments on the national, state and local level in the United States, and around the world, have implemented lockdown and shelter-in-place orders, requiring many non-essential businesses to shut down operations for the time being.  The Company’s business, however, is deemed “essential” and it has continued to operate and has continued to manufacture and distribute its medicines to customers.

In light of the economic impacts of COVID-19, the Company performed a review of the assets on our consolidated balance sheet as of March 31, 2020, including intangible and other long-lived assets.  Based on our review, we continue to believe that we will be able to realize the full value of our assets and that a triggering event does not exist at this time.  As such, no impairments or other write-downs were recorded during the three and nine months ended March 31, 2020 specifically related to COVID-19.  Our assessment was based on information currently available and is highly reliant on various assumptions which include estimates of future cash flows and the probability of achieving the estimated cash flows.  Changes in market conditions or other changes in the future outlook may lead to impairments in the future.

While COVID-19 has thus far not had a material impact on the Company’s operations, we cannot reasonably predict the ultimate impact of COVID-19 on our future results of operations and cashflows due to the continued uncertainty around the duration and severity of the pandemic.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement About Forward-Looking Statements

This Report on Form 10-Q and certain information incorporated herein by reference contains forward-looking statements which are not historical facts made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are not promises or guarantees and investors are cautioned that all forward-looking statements involve risks and uncertainties, including but not limited to the impact of competitive products and pricing, product demand and market acceptance, new product development, acquisition-related challenges, the regulatory environment, interest rate fluctuations, reliance on key strategic alliances, availability of raw materials, fluctuations in operating results and other risks detailed from time to time in our filings with the Securities and Exchange Commission (“SEC”).  These statements are based on management’s current expectations and are naturally subject to uncertainty and changes in circumstances.  We caution you not to place undue reliance upon any such forward-looking statements which speak only as of the date made.  Lannett is under no obligation to, and expressly disclaims any such obligation to, update or alter its forward-looking statements, whether as a result of new information, future events or otherwise and other events or factors, many of which are beyond our control, including those resulting from such events, or the prospect of such events, such as public health issues including health epidemics or pandemics, such as the recent outbreak of the novel coronavirus (“COVID-19”), whether occurring in the United States or elsewhere, which could disrupt our operations, disrupt the operations of our suppliers and business development and other strategic partners, disrupt the global financial markets or result in political or economic instability.

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

Impact of COVID-19 Pandemic

In December 2019, the COVID-19 virus emerged in Wuhan, China and spread to other parts of the world.  In March 2020, the World Health Organization (“WHO”) designated COVID-19 a global pandemic.  Governments on the national, state and local level in the United States, and around the world, have implemented lockdown and shelter-in-place orders, requiring many non-essential businesses to shut down operations for the time being.  The Company’s business, however, is deemed “essential” and it has continued to operate and has continued to manufacture and distribute its medicines to customers.  The Company has developed a comprehensive plan that enables it to maintain operational continuity with an emphasis on manufacturing, distribution and R&D facilities during this crisis, and to date, has not encountered any significant obstacles implementing its business continuity plans.  However, the Company continually assesses COVID-19 related developments and adjusts its risk mitigation planning and business continuity activities as needed.

In mid-March, 2020, the Company instituted a work from home process for all employees,  other than employees in our manufacturing plants, distribution center, and R&D facilities which support manufacturing.  For employees who cannot perform their job remotely, the Company has implemented enhanced cleaning and sanitizing procedures, weekly fogging and provided additional personal hygiene supplies and personal protective equipment such as rubber gloves, N95 respirators and powered air-purifying respirator that are in line with Centers for Disease Control and Preventions (“CDC”) recommendations.  The Company has also implemented thermal screening for all employees entering its plants.  Employees are required to adhere to the CDC guidelines, social distancing and any employee experiencing any symptoms of COVID-19 are required to stay home and seek medical attention.  Any employee who tests positive for COVID-19 is required to quarantine and is not allowed to return to the facilities without a physician’s release.  The Company has closed its facilities to outside persons that are not critical to continuing our operations. In cases where they are essential, visitors undergo a pre-admittance check to include a thermal screening and risk evaluation. While the Company has experienced some increased absenteeism, to date the rate of employee absenteeism has not had any material effect on the Company’s business or its ability to manufacture and distribute products and plants continue to operate at normal capacity.  As the pandemic continues to spread over time, there is an increased risk of employee absenteeism which could materially impact the Company’s operations.  To date, the Company’s work from home process has not materially impacted the Company’s financial reporting systems or controls over financial reporting and disclosures nor do we expect that the remote work arrangement will have a material impact in the future.

Currently and as anticipated for the near future, the supply chain supporting the Company’s products remains intact, enabling the Company to receive sufficient inventory of the key materials needed across the Company’s network.  The Company is experiencing some delays and allocations for certain raw materials of higher demand, which delays, to date, have not had a material impact on its results of operations.  However, the Company is regularly communicating with its suppliers, third-party partners, customers, healthcare providers and government officials in order to respond rapidly to any issues as they arise.  The longer the current situation continues, it is more likely that the Company may experience some sort of interruption to its supply chain, and such an interruption could materially affect its business, including but not limited to, our ability to timely manufacture and distribute its products as well as unfavorably impact our results of operations.

As a result of the pandemic, certain clinical trials which were underway or scheduled to begin have been temporarily placed on hold.  Such delays will impact the Company’s timing for filing applications for product approvals with the FDA as well as related timing of FDA approval of such filings.  Additionally, the pandemic has slowed down the Company’s efforts to expand its product portfolio through acquisitions and distribution opportunities, impacting the speed with which the Company is able to bring additional products to market.  While there have been some efforts by some of our customers to increase their inventory levels for the Company’s products in the near term, the Company has not seen significant increases in demand.  The Company does not anticipate any significant changes in demand for its products in the future, however, depending on the duration and severity of the outbreak, levels of demand may change.  The Company currently markets an HIV product, Lopinavir-Ritonavir, which is the subject of clinical trials by the WHO to combat the virus.  If those clinical trials show the product to be effective in combating the virus, the Company may see an increase in demand.  There are other sources of the product including the original brand.

In light of the economic impacts of COVID-19, the Company performed a review of the assets on our consolidated balance sheet as of March 31, 2020, including intangible and other long-lived assets.  Based on our review, we continue to believe that we will be able to realize the full value of our assets and that a triggering event does not exist at this time.  As such, no impairments or other write-downs were recorded during the three and nine months ended March 31, 2020 specifically related to COVID-19.  Our assessment was based on information currently available and is highly reliant on various assumptions which include estimates of future cash flows and the probability of achieving the estimated cash flows.  Changes in market conditions or other changes in the future outlook may lead to impairments in the future.

As of March 31, 2020, the Company’s outstanding debt balance was $724.7 million, of which $95.1 million represents the current portion.  In addition, the Company’s existing revolving credit facility is scheduled to mature on November 25, 2020.  The impacts of COVID-19 have adversely affected the capital markets and the ability for many companies to access capital and liquidity on favorable terms or at all.  The Company believes it has sufficient liquidity and cashflows to meet its operating and debt service requirements for at least the next twelve months from the issuance of the March 31, 2020 consolidated financial statements.  The Company also expects to be in compliance with its financial covenants during the same period.  However, the Company is currently unable to predict the precise impact that COVID-19 will have on its ability to access capital in the future.  If the Company is unable to access additional capital and liquidity on acceptable terms, it could adversely impact the Company’s ability to meet its future obligations beyond the next twelve months subsequent to the issuance of the March 31, 2020 consolidated financial statements as well as unfavorably impact our results of operations.

Based on the foregoing, the Company cannot reasonably predict the ultimate impact of COVID-19 on our future results of operations and cashflows due to the continued uncertainty around the duration and severity of the pandemic.

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

As noted above, JSP’s decision not to renew or extend its distribution agreement with us has and will materially adversely affect our future operating results, liquidity and cash flows, which could impact our ability to comply with the financial and other covenants in our Amended Senior Secured Credit Facility.  On December 10, 2018, the Company entered into an amendment to the Senior Secured Credit Facility and the Credit and Guaranty Agreement.  Pursuant to the amendment, the Secured Net Leverage Ratio applicable to the financial leverage ratio covenant was increased from 3.25:1.00 to 4.25:1.00 as of December 31, 2019 and prior to September 30, 2020, and then to 4.00:1.00 as of September 30, 2020.  The Amended Senior Secured Credit Facility is also subject to a minimum liquidity covenant, which provides that the Company shall not permit its liquidity as of the last day of any fiscal quarter to be less than $75.0 million.  On September 27, 2019, the Company issued $86,250,000 aggregate principal amount of its 4.50% convertible senior notes due 2026 (the “Notes”) and used the net proceeds to repay a portion of the outstanding Term Loan A balance.  The Notes are senior unsecured obligations of the Company and therefore are not included within the calculation of the Secured Net Leverage Ratio under the existing Amended Senior Secured Credit Facility.  As of March 31, 2020, the Company was in compliance with its financial covenants.  As of March 31, 2020, cash and cash equivalents totaled $101.5 million in addition to availability under our undrawn Revolver totaling $125.0 million.

Although management cannot predict with certainty the precise impact its plans will have on offsetting the loss of the JSP Distribution Agreement, management is continuing to execute on plans to offset the impact of the loss on a short- and long-term basis.  These plans currently include, among other things, an emphasis on reducing cost of sales, research and development (“R&D”) and selling, general and administrative (“SG&A”) expenses; continuing to accelerate new product launches; increasing the level of strategic partnerships; and reducing capital expenditures.  To that end, the Company has already launched 40 new products since January 2018, which are expected to generate annualized net sales of over $160 million and plans to maintain this pace of new product launches going forward.  The Company has also recently signed several distribution and in-licensing agreements that will provide both immediate and longer-term contribution margins.  Additionally, the Company has supplemented existing in-process cost reduction plans with additional cost savings initiatives, which is expected to generate annualized cost savings of approximately $66.0 million by the end of Fiscal 2020 when compared to the Fiscal 2018 expenses, of which approximately half will be reinvested into other business growth opportunities.  Management also plans to attempt, at the appropriate time, to continue to refinance a significant portion of its outstanding long-term debt to reduce principal repayment requirements and eliminate existing financial covenants, which we expect will increase related interest expense, but will positively impact short-term cash flows.

Cody API Restructuring Plan

On June 11, 2019, the Company approved a restructuring plan (the “Cody API Restructuring Plan”) with respect to Cody Labs.  In September 2018, the Company approved a plan to sell the active pharmaceutical ingredient manufacturing distribution business of Cody Labs (the “Cody API business”) but the Company was unable to sell the Cody API business as an ongoing operation.  Therefore, the Company decided to sell the equipment and real estate utilized by the Cody API business and to have Cody Labs cease all operations.  In connection with the Cody API Restructuring Plan, the Company eliminated approximately 70 positions at Cody Labs.  The restructuring activities under the Cody API Restructuring Plan are substantially complete as of March 31, 2020.  During the first nine months of Fiscal 2020, the Company completed the sale of the equipment associated with the Cody API business for $3.0 million.  In the second quarter of Fiscal 2020, the Company signed a two-year agreement to lease a portion of the Cody Labs real estate to a third party.

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

Financial Summary

For the third quarter of Fiscal Year 2020, net sales decreased to $144.4 million as compared to $172.8 million in the same prior-year period.  Gross profit decreased to $41.7 million compared to $65.3 million in the prior-year period and gross profit percentage decreased to 29% compared to 38% in the prior-year period.  R&D expenses decreased 24% to $7.4 million compared to $9.8 million in the third quarter of Fiscal Year 2019 while SG&A expenses increased 2% to $22.1 million from $21.6 million. Operating loss for the third quarter of Fiscal Year 2020, which included an asset impairment charge totaling $14.0 million, was $2.1 million compared to operating income of $33.4 million in the same prior-year period.  Net loss for the third quarter of Fiscal Year 2020 was $16.6 million, or $(0.43) per diluted share compared to net income of $10.6 million, or $0.27 per diluted share in the third quarter of Fiscal Year 2019.

For the first nine months of Fiscal 2020, net sales decreased to $407.8 million compared to $521.6 million in the same prior-year period.  Gross profit decreased to $125.6 million compared to $194.3 million in the prior-year period.  Gross profit percentage decreased to 31% compared to 37% in the prior-year period.  R&D expenses decreased 21% to $23.3 million compared to $29.4 million in the first nine months of Fiscal 2019 while SG&A expenses decreased 7% to $60.9 million from $65.4 million in the prior-year period.  Operating income for the first nine months of Fiscal 2020, which included asset impairment charges totaling $15.6 million, was $24.1 million compared to an operating loss of $271.7 million in the prior-year period, which included asset impairment charges totaling $369.5 million.  Net loss for the first nine months of Fiscal 2020 was $23.7 million, or $(0.61) per diluted share compared to net loss of $264.5 million, or $(7.01) per diluted share in the prior-year period.

A more detailed discussion of the Company’s financial results can be found below.

Results of Operations - Three months ended March 31, 2020 compared with the three months ended March 31, 2019

Net sales decreased to $144.4 million for the three months ended March 31, 2020 as compared to the prior-year period.  The table below identifies the Company’s net product sales by medical indication for the three months ended March 31, 2020 and 2019.  The medical indication categories for the three months ended March 31, 2019 was reclassified to better align with industry standards and the Company’s peers.

(In thousands)	Three Months Ended March 31,
Medical Indication	2020	2019
Analgesic	$2,811	$946
Anti-Psychosis	27,858	20,616
Cardiovascular	21,746	22,783
Central Nervous System	18,566	15,906
Endocrinology	—	55,210
Gastrointestinal	20,745	16,501
Infectious Disease	21,749	4,162
Migraine	12,886	9,846
Respiratory/Allergy/Cough/Cold	2,966	2,549
Urinary	1,149	2,096
Other	8,051	14,247
Contract manufacturing revenue	5,845	7,932
Total net sales	$144,372	$172,794

The decrease in net sales was driven by decreased volumes of $17.1 million as well as a decrease in the average selling price of products of $11.3 million.  Overall volumes decreased primarily due to the loss of Levothyroxine sales associated with the expiration of the JSP Distribution Agreement, partially offset by additional volumes from product launches and increased market share in certain key products.  Net sales within the infectious disease category increased significantly as a result of the distribution and supply agreement with Sinotherapeutics Inc., which was signed in August 2019, to distribute Posaconazole tablets.

In January 2017, a provision in the Bipartisan Budget Act of 2015 required drug manufacturers to pay additional rebates to state Medicaid programs if the prices of their generic drugs rise at a rate faster than inflation.  The provision negatively impacted the Company’s net sales by $9.3 million and $8.0 million during the three months ended March 31, 2020 and 2019, respectively.

The following chart details price and volume changes by medical indication:

	Sales volume	Sales price
Medical indication	change %	change %
Analgesic	72%	125%
Anti-Psychosis	29%	6%
Cardiovascular	1%	(6)%
Central Nervous System	44%	(27)%
Endocrinology	(100)%	—%
Gastrointestinal	35%	(9)%
Infectious Disease	429%	(6)%
Migraine	52%	(21)%
Respiratory/Allergy/Cough/Cold	12%	4%
Urinary	(144)%	99%

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

The competitor filed a Citizen Petition with the FDA in February 2019, claiming that the grant of the NCE exclusivity blocks the approval of the Company’s application for five years and requesting that the FDA refuse to accept any further submissions in furtherance of the Company’s Section 505(b)(2) NDA application, treat as withdrawn any submissions made by the Company after December 2017 and withdraw the Company’s Section 505(b)(2) application.  On April 24, 2019, the Company filed an opposition to the Citizen Petition requesting that it be denied.  On July 3, 2019, the FDA denied the competitor’s Citizen Petition.  Thereafter, the competitor filed a second Citizen Petition claiming that the FDA should rescind the acceptance of the Company’s Section 505(b)(2) application and only permit the Company to re-submit the application as an ANDA after the expiration of the competitor’s five-year exclusivity.  The Company filed an opposition to the second Citizen Petition asserting, among other things, that the FDA should summarily deny the second Citizen Petition as an improper attempt to delay competition.  On January 10, 2020, the FDA denied the second Citizen Petition and the FDA approved the Company’s Section 505(b)(2) NDA application.  On January 27, 2020, the competitor filed a complaint against the FDA seeking an order invalidating the approval of the Company’s 505(b)(2) NDA, claiming the approval violates the competitor’s five-year exclusivity.  On February 14, 2020, the Company filed a motion to intervene in the competitor’s lawsuit in order to argue that the request for relief be denied.  On April 15, 2020, the competitor filed a motion for summary judgment.  The Company and FDA are required a response in opposition and cross motions for summary judgment on or before May 6, 2020.  Further reply briefing is scheduled through May 27, 2020.

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

Ranitidine Oral Solution, USP

As part of an industry-wide action, the Company is voluntarily recalling all lots within expiry of Ranitidine Syrup (Ranitidine Oral Solution, USP), 15mg/mL to the consumer level due to levels of N-Nitrosodimethylamine (“NDMA”), a probable human carcinogen, above the levels recently established by the FDA.  On September 17, 2019, the FDA notified the Company about the possible presence of NDMA in its Ranitidine Oral Solution product and the Company immediately commenced testing and analysis of the active pharmaceutical ingredient (“API”) and drug product and confirmed the presence of NDMA.  The Company is in the process of switching its API supplier for its Ranitidine Oral Solution, USP product.  The Company’s net sales of Ranitidine Oral Solution in the fourth quarter of fiscal year 2019 totaled $1.9 million.  On April 1, 2020, the FDA ordered all Ranitidine products (including the Company’s product) withdrawn from the US market and provided guidance on the requirements for submitting additional information to the FDA in order to re-introduce the product to the market.  Since initiating the voluntary recall, the Company has not been marketing its Ranitidine Oral Solution product and has no future plans to attempt to re-introduce the product at this time.  The Company does not believe the recall will have a significant impact on our future expected financial position, results of operations and cash flows.

The Company sells its products to customers in various distribution channels.  The table below presents the Company’s net sales to each distribution channel for the three months ended:

(In thousands)	March 31,	March 31,
Customer Distribution Channel	2020	2019
Wholesaler/Distributor	$116,025	$150,726
Retail Chain	18,951	11,841
Mail-Order Pharmacy	3,551	2,295
Contract manufacturing revenue	5,845	7,932
Total net sales	$144,372	$172,794

Overall net sales decreased primarily due to the loss of the Levothyroxine sales associated with the expiration of the JSP Distribution Agreement, partially offset by additional volumes from product launches and increased market share in certain key products.  The decrease in sales to wholesalers and mail-order pharmacies was consistent with the decrease in overall net sales.  Retail chain sales benefited from increased orders on certain key products in the three months ended March 31, 2020 as compared to the same prior-year period.

Cost of Sales, including amortization of intangibles. Cost of sales, including amortization of intangibles for the third quarter of Fiscal Year 2020 decreased 4% to $102.7 million from $107.5 million in the same prior-year period.  The decrease was primarily attributable to the loss of Levothyroxine sales associated with the expiration of the JSP Distribution Agreement, partially offset by additional volumes of products sold as well as increased product royalties expense related to various distribution agreements.  Product royalties expense included in cost of sales totaled $21.4 million for the third quarter of Fiscal Year 2020 and $10.7 million for the third quarter of Fiscal Year 2019.  Amortization expense included in cost of sales totaled $8.3 million for the third quarter of Fiscal 2020 compared to $7.9 million in the same prior-year period.

Gross Profit. Gross profit for the third quarter of Fiscal 2020 decreased 36% to $41.7 million or 29% of net sales.  In comparison, gross profit for the third quarter of Fiscal 2019 was $65.3 million or 38% of net sales.  The decrease in gross profit percentage was primarily attributable to the loss of Levothyroxine sales associated with the expiration of the JSP Distribution Agreement, which had higher than average gross profit margins, as well as increased product royalties expense related to various distribution agreements.

Research and Development Expenses. Research and development expenses for the third quarter decreased 24% to $7.4 million in Fiscal Year 2020 from $9.8 million in Fiscal Year 2019.  The decrease was primarily due to lower R&D expenses as a result of the Company's decision to cease operations at Cody Labs as well as timing of certain milestones related to product development projects.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 2% to $22.1 million in the third quarter of Fiscal Year 2020 compared with $21.6 million in Fiscal Year 2019.  The increase was primarily driven by a branded prescription drug fee as well as increased legal costs, partially offset by lower regulatory costs and other cost reduction initiatives.

The Company is focused on controlling operating expenses and has executed on its 2016 Restructuring Plan, Cody Restructuring Plan and Cody API Restructuring Plan as noted above; however, increases in personnel and other costs to facilitate enhancements in the Company's infrastructure and expansion may impact operating expenses in future periods.

Asset Impairment Charges.  In the third quarter of Fiscal 2020, the Company performed an impairment analysis of its AB-rated Methylphenidate Hydrochloride product, which is distributed under a license agreement with Andor, due to significant declines in the projected profitability of the distribution arrangement.  As a result of the analysis, the Company recorded a $14.0 million impairment charge.  See Note 9 “Goodwill and Intangible Assets” for more information.

Other Income (Loss). Interest expense for the three months ended March 31, 2020 totaled $16.2 million compared to $21.5 million for the three months ended March 31, 2019.  The decrease was due to a lower weighted-average debt balance in the third quarter of Fiscal 2020 as compared to the prior-year period as well as a lower weighted-average interest rate due to the partial repayment of the outstanding Term Loan A balance with proceeds from the issuance of the Notes.  The weighted average interest rate for the third quarter of Fiscal 2020 and 2019 was 8.6% and 10.0%, respectively.  Investment income totaled $0.4 million in the third quarter of Fiscal 2020 compared to $0.9 million in the third quarter of Fiscal 2019.

Income Tax. The Company recorded an income tax benefit of $1.7 million in the third quarter of Fiscal Year 2020 as compared to an income tax expense of $1.4 million in the third quarter of Fiscal Year 2019.  The effective tax rate for the three months ended March 31, 2020 was 9.1%, compared to 11.3% for the three months ended March 31, 2019.  The effective tax rate for the three months ended March 31, 2020 was lower compared to the three months ended March 31, 2019 primarily due to a non-deductible branded prescription drug fee as well as tax credits and deductions relative to a higher pre-tax loss in the three months ended March 31, 2020.

Net Loss. For the three months ended March 31, 2020, the Company reported net loss of $16.6 million, or $(0.43) per diluted share.  Comparatively, net income in the corresponding prior-year period was $10.6 million, or $0.27 per diluted share.

Results of Operations - Nine months ended March 31, 2020 compared with the nine months ended March 31, 2019

Net sales decreased to $407.8 million for the nine months ended March 31, 2020.  The table below identifies the Company's net product sales by medical indication for the nine months ended March 31, 2020 and 2019.   The medical indication categories for the nine months ended March 31, 2019 was reclassified to better align with industry standards and the Company's peers.

(In thousands)	Nine Months Ended March 31,
Medical Indication	2020	2019
Analgesic	$6,806	$5,322
Anti-Psychosis	78,588	45,541
Cardiovascular	67,325	70,233
Central Nervous System	57,154	37,565
Endocrinology	—	197,565
Gastrointestinal	56,020	47,038
Infectious Disease	51,722	13,258
Migraine	32,907	32,134
Respiratory/Allergy/Cough/Cold	8,747	9,521
Urinary	2,817	5,233
Other	27,847	37,658
Contract manufacturing revenue	17,891	20,498
Total net sales	$407,824	$521,566

The decrease in net sales was driven by decreased volumes of $82.3 million and, to a lesser extent, decreased average selling price of products of $31.4 million.  Overall volumes decreased primarily due to the loss of Levothyroxine sales associated with the expiration of the JSP Distribution Agreement, partially offset by additional volumes from product launches and increased market share in certain key products.  Average selling prices were impacted by product mix and price decreases in certain key products and, to a lesser extent, competitive pricing pressures. Although the Company has benefited in the past from favorable pricing trends, these trends have reversed.  Net sales within the infectious disease category increased significantly as a result of the distribution and supply agreement with Sinotherapeutics Inc., which was signed in August 2019, to distribute Posaconazole tablets.

In January 2017, a provision in the Bipartisan Budget Act of 2015 required drug manufacturers to pay additional rebates to state Medicaid programs if the prices of their generic drugs rise at a rate faster than inflation.  The provision negatively impacted the Company's net sales by $31.9 million and $23.0 million during the nine months ended March 31, 2020 and 2019, respectively, which contributed to the overall decreased average selling price.

The following chart details price and volume changes by medical indication:

	Sales volume	Sales price
Medical indication	change %	change %
Analgesic	48%	(20)%
Anti-Psychosis	62%	11%
Cardiovascular	(9)%	5%
Central Nervous System	79%	(27)%
Endocrinology	(100)%	—%
Gastrointestinal	21%	(2)%
Infectious Disease	310%	(20)%
Migraine	23%	(21)%
Respiratory/Allergy/Cough/Cold	(8)%	—%
Urinary	(42)%	(4)%

The Company sells its products to customers in various distribution channels. The table below presents the Company's net sales to each distribution channel for the nine months ended:

(In thousands)	March 31,	March 31,
Customer Distribution Channel	2020	2019
Wholesaler/Distributor	$321,953	$420,720
Retail Chain	59,132	61,509
Mail-Order Pharmacy	8,848	18,839
Contract manufacturing revenue	17,891	20,498
Total net sales	$407,824	$521,566

Overall net sales decreased primarily due to the loss of the Levothyroxine sales associated with the expiration of the JSP Distribution Agreement, partially offset by additional volumes from product launches and increased market share in certain key products.  The decrease in sales to wholesalers and mail-order pharmacies was consistent with the decrease in overall net sales.  Retail chain sales benefited from increased orders on certain key products in the nine months ended March 31, 2020 as compared to the same prior-year period.

Cost of Sales, including amortization of intangibles. Cost of sales, including amortization of intangibles for the first nine months of Fiscal 2020 decreased 14% to $282.2 million from $327.3 million in the same prior-year period.  The decrease was primarily attributable to the loss of Levothyroxine sales associated with the expiration of the JSP Distribution Agreement as well as lower cost of sales as a result of the Company’s decision to cease operations at Cody Labs, partially offset by additional volumes of products sold as well as increased product royalties expense related to various distribution agreements.  Product royalties expense included in cost of sales totaled $57.7 million for the first nine months of Fiscal Year 2020 and $27.4 million for the first nine months of Fiscal Year 2019.  Amortization expense included in cost of sales totaled $23.5 million for the first nine months of Fiscal Year 2020 and $24.3 million for the first nine months of Fiscal Year 2019.

Gross Profit. Gross profit for the first nine months of Fiscal 2020 decreased 35% to $125.6 million or 31% of net sales.  In comparison, gross profit for the first nine months of Fiscal 2019 was $194.3 million or 37% of net sales.  The decrease in gross profit percentage was primarily attributable to the loss of Levothyroxine sales associated with the expiration of the JSP Distribution Agreement, which had higher than average gross profit margins, as well as increased product royalties related to various distribution agreements, partially offset by manufacturing efficiencies as a result of cost reduction initiatives.

Research and Development Expenses. Research and development expenses for the first nine months decreased 21% to $23.3 million in Fiscal 2020 from $29.4 million in the same prior-year period.  The decrease was primarily due to lower R&D expenses as a result of the Company’s decision to cease operations at Cody Labs as well as timing of certain milestones related to product development projects.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased 7% to $60.9 million in the first nine months of Fiscal 2020 compared with $65.4 million in the same prior-year period.  The decrease was primarily driven by lower financial advisory costs, a decrease in regulatory-related costs, lower expenses at the Company’s Cody Labs subsidiary and other cost reduction initiatives, partially offset by a branded prescription drug fee as well as increased legal costs.

The Company is focused on controlling operating expenses and has executed on its 2016 Restructuring Plan, Cody Restructuring Plan and Cody API Restructuring Plan as noted above; however, increases in personnel and other costs to facilitate enhancements in the Company’s infrastructure and expansion may impact operating expenses in future periods.

Asset Impairment Charges. In the first nine months of Fiscal 2020, the Company recorded a ROU lease asset totaling $1.2 million related to an existing lease at Cody Labs upon adoption of ASU No. 2016-02.  The Company subsequently recorded a full impairment of the asset as a result of the decision to cease operations at Cody Labs.

In the third quarter of Fiscal 2020, the Company performed an impairment analysis of its AB-rated Methylphenidate Hydrochloride product, which is distributed under a license agreement with Andor, due to significant declines in the projected profitability of the distribution arrangement.  As a result of the analysis, the Company recorded a $14.0 million impairment charge.  See Note 9 “Goodwill and Intangible Assets” for more information.

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

Other Income (Loss). Interest expense in the first nine months of Fiscal 2020 totaled $52.2 million compared to $64.4 million in Fiscal 2019.  The weighted average interest rate for the first nine months of Fiscal 2020 and 2019 was 9.0% and 9.6%, respectively.  Investment income in the first nine months of Fiscal 2020 totaled $1.6 million compared to $1.9 million in the same prior-year period.

Income Tax. The Company recorded an income tax benefit in the first nine months of Fiscal 2020 of $5.2 million compared to an income tax benefit of $71.6 million in the first nine months of Fiscal 2019.  The effective tax rate for the nine months ended March 31, 2020 was 18.0% compared to 21.3% for the nine months ended March 31, 2019.  The effective tax rate for the nine months ended March 31, 2020 was lower compared to the nine months ended March 31, 2019 primarily due to the impact of excess tax shortfalls related to stock compensation as well as a non-deductible branded prescription drug fee, partially offset by research and development credits relative to expected pre-tax loss.

Net Loss. For the nine months ended March 31, 2020, the Company reported net loss of $23.7 million, or $(0.61) per diluted share.  Comparatively, net loss in the corresponding prior-year period was $264.5 million, or $(7.01) per diluted share.

Liquidity and Capital Resources

Cash Flow

The Company had historically financed its operations with cash flow generated from operations supplemented with borrowings from financial institutions.  At March 31, 2020, working capital was $218.6 million as compared to $295.6 million at June 30, 2019, a decrease of $77.0 million.  Current product portfolio sales as well as sales related to future product approvals are anticipated to continue to generate positive cash flow from operations.

Net cash provided by operating activities of $50.4 million for the nine months ended March 31, 2020 reflected net loss of $23.7 million, adjustments for non-cash items of $76.6 million, as well as cash used through changes in operating assets and liabilities of $2.5 million.  In comparison, net cash provided by operating activities of $181.7 million for the nine months ended March 31, 2019 reflected net loss of $264.5 million, adjustments for non-cash items of $352.3 million, as well as cash provided by changes in operating assets and liabilities of $93.9 million.

Significant changes in operating assets and liabilities from June 30, 2019 to March 31, 2020 were comprised of:

•

An increase in accounts receivable of $15.6 million mainly due to the timing of sales and cash receipts.  The Company’s days sales outstanding (“DSO”) at March 31, 2020, based on gross sales for the nine months ended March 31, 2020 and gross accounts receivable at March 31, 2020, was 78 days.  The level of DSO at March 31, 2020 was comparable to the Company’s expectation that DSO will be in the 70 to 85-day range based on customer payment terms.

•	An increase in prepaid income taxes totaling $10.5 million primarily due to estimated tax payments made in the first nine months of Fiscal 2020.
•

A decrease in accrued payroll and payroll-related costs of $6.8 million primarily related to payments made in August 2019 in connection with incentive compensation accrued in Fiscal Year 2019, partially offset by the timing of payroll payments.

•	An increase in accounts payable totaling $20.3 million primarily due to the timing of vendor invoices and payments.

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

Net cash used in investing activities of $33.8 million for the nine months ended March 31, 2020 was mainly the result of purchases of intangible assets of $27.8 million and purchases of property, plant and equipment of $13.1 million, partially offset by proceeds from the sale of property, plant and equipment of $7.3 million.  Net cash used in investing activities of $0.7 million for the nine months ended March 31, 2019 was mainly the result of purchases of property, plant and equipment of $18.5 million and purchases of an intangible asset of $2.0 million, partially offset by proceeds from the sale of property, plant and equipment of $14.2 million and proceeds from the sale of an outstanding VIE loan to a third party of $5.6 million.

Net cash used in financing activities of $55.4 million for the nine months ended March 31, 2020 was primarily due to debt repayments of $130.0 million, purchase of a capped call in connection with the 4.50% Convertible Senior Notes offering totaling $7.1 million, payments of debt issuance costs totaling $3.5 million, and purchases of treasury stock totaling $1.9 million, partially offset by proceeds from the issuance of 4.50% Convertible Senior Notes of $86.3 million and proceeds from issuance of stock pursuant to stock compensation plans of $0.8 million.  Net cash used in financing activities of $74.3 million for the nine months ended March 31, 2019 was primarily due to debt repayments of $73.5 million, of which $23.4 million were open market repurchases, payments of debt issuance costs totaling $1.1 million and purchases of treasury stock totaling $0.5 million, partially offset by proceeds from issuance of stock pursuant to stock compensation plans of $0.8 million.

Credit Facility and Other Indebtedness

The Company has previously entered into and may enter future agreements with financial institutions to provide additional cash to help finance the Company’s acquisitions, various capital investments and potential strategic opportunities.  These borrowing arrangements as of March 31, 2020 are as follows:

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

Other Liquidity Matters

Refer to the “JSP Distribution Agreement” and “Impact of COVID-19 Pandemic” sections above for the impact of each on our future liquidity.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On November 25, 2015, in connection with the acquisition of KUPI, the Company entered into a Senior Secured Credit Facility, which was subsequently amended in June 2016.  Based on the variable-rate debt outstanding at March 31, 2020, each 1/8% increase in interest rates would yield $0.8 million of incremental annual interest expense.  The Company’s variable-rate debt is subject to a 1.0% London Inter-bank Offered Rate (“LIBOR”) floor.

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

Change in Internal Control Over Financial Reporting

There has been no change in Lannett’s internal control over financial reporting during the nine months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Public health threats, including a pandemic, epidemic or outbreak of an infectious disease in the United States or elsewhere may adversely affect our business and financial results

Our business may be adversely affected by public health threats, including any pandemic, epidemic or outbreak of an infectious disease occurring in the United States or worldwide. In December 2019, a novel strain of coronavirus (“COVID-19”) was identified in Wuhan, China. This virus continues to spread globally and, as of April 2020, has spread to over 175 countries, including the United States, and has been declared a pandemic by the World Health Organization (“WHO”). The spread of COVID-19 has impacted the global economy and may impact our business, operations and financial results.

For example, COVID-19 has resulted in significant governmental “social-distancing” measures being implemented to control the spread of the virus, including quarantines, travel restrictions and business shutdowns.  Any business shutdowns or other business interruptions affecting our suppliers or interruptions in global shipping affecting our suppliers could result in our inability to continue receiving sufficient amount of API and other raw materials.  Any business shutdowns or other business interruptions affecting our business development and other strategic partners could also cause delays in the regulatory approval process for and launching of some or all of our pipeline drug candidates. We cannot presently predict the duration and severity of any potential business shutdowns or disruptions, but if we or any of the third parties with whom we engage, including the partners and other third parties with whom we conduct business, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and adversely impacted.

Additionally, while the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global economies and financial markets, reducing our ability to access funding sources and capital, and our ability to refinance our existing indebtedness on reasonable terms or at all, which could in the future negatively affect our liquidity and our results of operations.

Infections and deaths related to COVID-19 may disrupt the United States’ healthcare and healthcare regulatory systems. Such disruptions could divert healthcare resources away from, or materially delay the FDA approval with respect to, our pending and future drug product applications. It is unknown how long these disruptions could continue, were they to occur.

In line with the WHO recommendation to practice social distancing, individuals may be more reluctant to go to hospitals or see doctors, and hospitals and doctors may temporarily cease performing elective procedures, all of which could impact the number of overall prescriptions prescribed.  Furthermore, we have taken temporary precautionary measures intended to help minimize the risk of the virus to our employees, including temporarily requiring all employees, other than employees in our manufacturing plants, distribution centers, and R&D facilities, who are able to work from home to work remotely. We have already suspended non-essential travel worldwide for our employees and are discouraging employee attendance at other gatherings. These measures could negatively affect our business. For instance, temporarily requiring many of our employees to work remotely may disrupt our operations or increase the risk of a cybersecurity incident.

The full extent to which COVID-19 may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, the severity of COVID-19 or the effectiveness of actions to contain and treat COVID-19, particularly in the geographies where we or our third party suppliers or business development and other strategic partners operate. Given the speed and frequency of continuously evolving developments with respect to this pandemic, we cannot reasonably estimate the magnitude of any impact on our operations and the full extent to which COVID-19 may impact our business, results of operations, liquidity or financial position is uncertain.

ITEM 6.  EXHIBITS

(a)	A list of the exhibits required by Item 601 of Regulation S-K to be filed as a part of this Form 10‑Q is shown on the Exhibit Index filed herewith.

Exhibit Index

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document	Filed Herewith

101.SCH	XBRL Extension Schema Document	Filed Herewith

101.CAL	XBRL Calculation Linkbase Document	Filed Herewith

101.DEF	XBRL Definition Linkbase Document	Filed Herewith

101.LAB	XBRL Label Linkbase Document	Filed Herewith

101.PRE	XBRL Presentation Linkbase Document	Filed Herewith

*   Furnished Herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANNETT COMPANY, INC.

Dated: May 7, 2020	By:	/s/ Timothy Crew
Timothy Crew
Chief Executive Officer

Dated: May 7, 2020	By:	/s/ John Kozlowski
John Kozlowski
Vice President of Finance and Chief Financial Officer

Dated: May 7, 2020	By:	/s/ G. Michael Landis
G. Michael Landis
Senior Director of Finance, Principal Accounting Officer and Treasurer