Form 10-Q
period 2020-09-30
LANNETT CO INC
filed 2020-11-05
CIK 57725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-12 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each class of the registrant’s common stock, as of the latest practical date.

Class	Outstanding as of October 31, 2020
Common stock, par value $0.001 per share	41,625,636

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LANNETT COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share and per share data)

	September 30, 2020	June 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$108,774	$144,329
Accounts receivable, net	138,796	125,688
Inventories	156,478	142,867
Income taxes receivable	19,703	14,419
Assets held for sale	2,678	2,678
Other current assets	15,787	13,227
Total current assets	442,216	443,208
Property, plant and equipment, net	176,984	179,518
Intangible assets, net	369,146	374,735
Operating lease right-of-use assets	9,085	9,343
Deferred tax assets	120,462	117,890
Other assets	14,027	11,861
TOTAL ASSETS	$1,131,920	$1,136,555

LIABILITIES
Current liabilities:
Accounts payable	$47,539	$32,535
Accrued expenses	15,609	14,962
Accrued payroll and payroll-related expenses	9,581	16,304
Rebates payable	43,247	38,175
Royalties payable	18,366	20,863
Restructuring liability	405	27
Current operating lease liabilities	2,018	1,097
Short-term borrowings and current portion of long-term debt	81,314	88,189
Other current liabilities	1,125	2,713
Total current liabilities	219,204	214,865
Long-term debt, net	586,270	592,940
Long-term operating lease liabilities	9,546	9,844
Other liabilities	17,585	16,010
TOTAL LIABILITIES	832,605	833,659
Commitments (Note 12)

STOCKHOLDERS’ EQUITY
Common stock ($0.001 par value, 100,000,000 shares authorized; 40,687,784 and 39,963,127 shares issued; 39,393,357 and 38,798,787 shares outstanding at September 30, 2020 and June 30, 2020, respectively)	41	40
Additional paid-in capital	324,788	321,164
Accumulated deficit	(7,790)	(1,291)
Accumulated other comprehensive loss	(548)	(627)
Treasury stock (1,294,427 and 1,164,340 shares at September 30, 2020 and June 30, 2020, respectively)	(17,176)	(16,390)
Total stockholders’ equity	299,315	302,896
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,131,920	$1,136,555

The accompanying notes are an integral part of the Consolidated Financial Statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except share and per share data)

	Three Months Ended
	September 30,
	2020	2019
Net sales	$126,479	$127,342
Cost of sales	92,187	77,656
Amortization of intangibles	8,589	7,028
Gross profit	25,703	42,658
Operating expenses:
Research and development expenses	6,539	8,940
Selling, general and administrative expenses	15,136	21,308
Restructuring expenses	4,043	1,388
Asset impairment charges	—	1,618
Total operating expenses	25,718	33,254
Operating income (loss)	(15)	9,404
Other income (loss):
Loss on extinguishment of debt	—	(2,145)
Investment income	45	729
Interest expense	(14,486)	(19,292)
Other	(23)	934
Total other loss	(14,464)	(19,774)
Loss before income tax	(14,479)	(10,370)
Income tax expense (benefit)	(7,980)	1,787
Net loss	$(6,499)	$(12,157)

Loss per common share:
Basic	$(0.17)	$(0.32)
Diluted (1)	$(0.17)	$(0.32)

Weighted average common shares outstanding:
Basic	39,070,982	38,309,267
Diluted (1)	39,070,982	38,309,267
(1)	See Note 14 “Earnings (Loss) Per Common Share” for details on calculation.

The accompanying notes are an integral part of the Consolidated Financial Statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(In thousands)

	Three Months Ended
	September 30,
	2020	2019
Net loss	$(6,499)	$(12,157)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	79	(46)
Total other comprehensive income (loss)	79	(46)
Comprehensive loss	$(6,420)	$(12,203)

The accompanying notes are an integral part of the Consolidated Financial Statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Three months ended September 30, 2020
					Accumulated
	Common Stock		Additional		Other		Total
	Shares		Paid-In	Accumulated	Comprehensive	Treasury	Stockholders’
	Issued	Amount	Capital	Deficit	Income (Loss)	Stock	Equity
Balance, June 30, 2020	39,963	$40	$321,164	$(1,291)	$(627)	$(16,390)	$302,896
Shares issued in connection with share-based compensation plans	724	1	282	—	—	—	283
Share-based compensation	—	—	3,342	—	—	—	3,342
Purchase of treasury stock	—	—	—	—	—	(786)	(786)
Other comprehensive income	—	—	—	—	79	—	79
Net loss	—	—	—	(6,499)	—	—	(6,499)
Balance, September 30, 2020	40,687	$41	$324,788	$(7,790)	$(548)	$(17,176)	$299,315

	Three months ended September 30, 2019
					Accumulated
	Common Stock		Additional		Other		Total
	Shares		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Issued	Amount	Capital	Earnings	Loss	Stock	Equity
Balance, June 30, 2019	38,970	$39	$317,023	$32,075	$(615)	$(14,481)	$334,041
Shares issued in connection with share-based compensation plans	660	1	235	—	—	—	236
Share-based compensation	—	—	4,459	—	—	—	4,459
Purchase of treasury stock	—	—	—	—	—	(1,357)	(1,357)
Other comprehensive income	—	—	—	—	(46)	—	(46)
Purchase of capped call	—	—	(7,072)	—	—	—	(7,072)
Net loss	—	—	—	(12,157)	—	—	(12,157)
Balance, September 30, 2019	39,630	$40	$314,645	$19,918	$(661)	$(15,838)	$318,104

The accompanying notes are an integral part of the Consolidated Financial Statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended September 30,
	2020	2019
OPERATING ACTIVITIES:
Net loss	$(6,499)	$(12,157)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	14,342	12,789
Deferred income tax benefit	(2,572)	(1,091)
Share-based compensation	3,342	4,459
Asset impairment charges	—	1,618
Loss (gain) on sale/disposal of assets	(6)	(1,298)
Loss on extinguishment of debt	—	2,145
Amortization of debt discount and other debt issuance costs	3,277	4,008
Other noncash expenses	242	379
Changes in assets and liabilities which provided (used) cash:
Accounts receivable, net	(13,108)	(8,357)
Inventories	(13,611)	(5,191)
Income taxes receivable/payable	(5,106)	(2,193)
Other assets	(4,821)	6,789
Rebates payable	5,072	(2,817)
Royalties payable	(2,497)	382
Restructuring liability	378	(1,148)
Operating lease liability	623	(364)
Accounts payable	15,004	13,434
Accrued expenses	647	471
Accrued payroll and payroll-related expenses	(6,723)	(7,577)
Other liabilities	(191)	—
Net cash provided by (used in) operating activities	(12,207)	4,281
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3,227)	(4,033)
Proceeds from sale of property, plant and equipment	14	6,305
Advance to VIE	—	(250)
Purchases of intangible assets	(3,000)	(23,500)
Net cash used in investing activities	(6,213)	(21,478)
FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	86,250
Purchase of capped call	—	(7,072)
Repayments of long-term debt	(16,711)	(96,566)
Proceeds from issuance of stock	283	236
Payment of debt issuance costs	—	(3,489)
Purchase of treasury stock	(786)	(1,357)
Net cash used in financing activities	(17,214)	(21,998)
Effect on cash and cash equivalents of changes in foreign exchange rates	79	(46)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(35,555)	(39,241)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	144,329	140,249
CASH AND CASH EQUIVALENTS, END OF PERIOD	$108,774	$101,008

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$10,241	$15,316
Income taxes paid (refunded)	$(303)	$5,070
Accrued purchases of property, plant and equipment	$1,981	$1,770

The accompanying notes are an integral part of the Consolidated Financial Statements.

LANNETT COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for the presentation of interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited financial statements do not include all the information and footnotes necessary for a comprehensive presentation of the financial position, results of operations and cash flows for the periods presented. In the opinion of management, the unaudited financial statements include all the normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Operating results for the three months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2021. These unaudited financial statements should be read in combination with the other Notes in this section; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 2; and the Consolidated Financial Statements, including the Notes to the Consolidated Financial Statements, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020. The Consolidated Balance Sheet as of June 30, 2020 was derived from audited financial statements.

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

COVID-19 Update

In December 2019, the COVID-19 virus emerged in Wuhan, China and spread to other parts of the world. In March 2020, the World Health Organization (“WHO”) designated COVID-19 a global pandemic. Governments on the national, state and local level in the United States, and around the world, implemented lockdown and shelter-in-place orders, requiring many non-essential businesses to shut down operations. The Company’s business, however, is deemed “essential” and it has continued to operate, manufacture, and distribute its medicines to customers.

In light of the economic impacts of COVID-19, the Company performed a review of the assets on our Consolidated Balance Sheet as of September 30, 2020, including intangible and other long-lived assets. Based on our review, we believe that we will be able to realize the full value of our assets and that a triggering event does not exist at this time. As such, no impairments or other write-downs were recorded during the first three months of Fiscal Year 2021 specifically related to COVID-19. Our assessment is based on information currently available and is highly reliant on various assumptions. Changes in market conditions could impact the Company’s future outlook and may lead to impairments in the future.

While COVID-19 has thus far not had a material impact on the Company’s operations, subsequent to an initial stocking up of supplies at the start of the pandemic, the total volume of drug prescriptions being written in the country has decreased causing less demand for our products. We cannot reasonably predict the ultimate impact of COVID-19 on our future results of operations and cashflows due to the continued uncertainty around the duration and severity of the pandemic.

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

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities less than or equal to three months at the date of purchase to be cash and cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value, and consist of bank deposits and money market funds. The Company maintains its cash deposits and cash equivalents at well-known, stable financial institutions. Such amounts frequently exceed insured limits.

Allowance for doubtful accounts

On July 1, 2020, the Company adopted guidance issued by the FASB in ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which requires the Company to recognize an allowance that reflects a current estimate of credit losses expected to be incurred over the life of the financial asset, including trade receivables. The adoption of ASU 2016-13 did not have a material impact on the Company’s Consolidated Financial Statements for the three months ended September 30, 2020. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time balances are past due, the Company’s previous loss history, the customer’s current ability to pay its obligations to the Company and the expected condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they are determined to be uncollectible.

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

Segment Information

The Company operates in one reportable segment, generic pharmaceuticals. As such, the Company aggregates its financial information for all products. The table below identifies the Company’s net sales by medical indication for the three months ended September 30, 2020 and 2019.

	Three Months Ended
(In thousands)	September 30,
Medical Indication	2020	2019
Analgesic	$3,120	$1,884
Anti-Psychosis	13,028	28,034
Cardiovascular	19,714	21,606
Central Nervous System	22,525	19,257
Endocrinology	3,233	—
Gastrointestinal	17,100	16,962
Infectious Disease	21,932	11,895
Migraine	9,690	9,143
Respiratory/Allergy/Cough/Cold	1,426	2,707
Urinary	1,458	435
Other	7,634	9,861
Contract manufacturing revenue	5,619	5,558
Total net sales	$126,479	$127,342

Customer, Supplier and Product Concentration

The following table presents the percentage of total net sales, for the three months ended September 30, 2020 and 2019, for certain of the Company’s products, defined as products containing the same active ingredient or combination of ingredients, which accounted for at least 10% of net sales in any of those periods:

	Three Months Ended
	September 30,
	2020	2019
Product 1	15%	7%
Product 2	9%	20%

The following table presents the percentage of total net sales, for the three months ended September 30, 2020 and 2019, for certain of the Company’s customers which accounted for at least 10% of net sales in any of those periods:

	Three Months Ended
	September 30,
	2020	2019
Customer A	26%	25%
Customer B	22%	27%
Customer C	10%	13%

Revenue Recognition

The Company complies with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, which superseded ASC Topic 605, Revenue Recognition. Under ASC 606, the Company recognizes revenue when (or as) we satisfy our performance obligations by transferring a promised good or service to a customer at an amount that reflects the consideration the Company is expected to be entitled. Our revenue consists almost entirely of sales of our pharmaceutical products to customers, whereby we ship product to a customer pursuant to a purchase order. Revenue contracts such as these do not generally give rise to contract assets or contract liabilities because: (i) the underlying contracts generally have only a single performance obligation and (ii) we do not generally receive consideration until the performance obligation is fully satisfied. The revenue standard impacts the timing of the Company’s revenue recognition by requiring recognition of certain contract manufacturing arrangements to change from “upon shipment or delivery” to “over time”. However, the recognition of these arrangements over time does not currently have a material impact on the Company’s consolidated results of operations or financial position.

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

The lease term is determined to be the non-cancelable period including any lessee renewal options which are considered to be reasonably certain of exercise. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

Self-Insurance

The Company self-insures for certain employee medical and prescription benefits. The Company also maintains stop loss coverage with third party insurers to limit its total liability exposure. The liability for self-insured risks is primarily calculated using independent third-party actuarial valuations which take into account actual claims, claims growth and claims incurred but not yet reported. Actual experience, including claim frequency and severity as well as health-care inflation, could result in different liabilities than the amounts currently recorded. The liability for self-insured risks under this plan was not material to the consolidated financial position of the Company as of September 30, 2020 and June 30, 2020.

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

On March 27, 2020, in response to COVID-19 and its detrimental impact to the global economy, President Trump signed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) into law, which provides a stimulus to the U.S. economy in the form of various individual and business assistance programs as well as temporary changes to existing tax law. Among the changes to the provision in business tax laws include a five-year net operating loss carryback for the Fiscal 2019 - 2021 tax years, a deferral of the employer’s portion of certain payroll tax, and an increase in the interest expense deductibility limitation for the Fiscal 2020 and 2021 tax years. ASC 740 requires the tax effects of changes in tax laws or rates to be recorded in the period of enactment. As a result of the CARES Act, the Company carried back its Fiscal 2020 taxable loss into the Fiscal 2015 tax year. The Company also reviewed its existing deferred tax assets in light of COVID-19 and determined that no additional valuation allowance is required at this time. However, the Company will continue to monitor the status of the COVID-19 pandemic and its impact on our results of operations.

Earnings (Loss) Per Common Share

A dual presentation of basic and diluted earnings (loss) per common share is required on the face of the Company's Consolidated Statements of Operations as well as a reconciliation of the computation of basic earnings (loss) per common share to diluted earnings (loss) per common share. Basic earnings (loss) per common share excludes the dilutive impact of potentially dilutive securities and is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. Beginning in the first quarter of Fiscal 2020, the Company's diluted earnings (loss) per common share is computed using the "if-converted" method by dividing the adjusted "if-converted" net income by the adjusted weighted average number of shares of common stock outstanding during the period. The adjusted "if-converted" net income is adjusted for interest expense and amortization of debt issuance costs, both net of tax, associated with the Company’s 4.50% Convertible Senior Notes due 2026. The weighted average number of diluted shares is adjusted for the potential dilutive effect of the exercise of stock options, treats unvested restricted stock and performance-based shares as if it were vested, and assumes the conversion of the 4.50% Convertible Senior Notes. Anti-dilutive securities are excluded from the calculation. Dilutive shares are also excluded in the calculation in periods of net loss because the effect of including such securities would be anti-dilutive.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which changes the impairment model used to measure credit losses for most financial assets. We are required to recognize an allowance that reflects the Company’s current estimate of credit losses expected to be incurred over the life of the financial asset, including trade receivables. The Company adopted this guidance in the first quarter of Fiscal 2021. The adoption of ASU 2016-13 did not have a material impact on the Company’s Consolidated Financial Statements for the three months ended September 30, 2020.

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options and Derivatives and Hedging - Contracts in Entity’s Own Equity, with changes to modify and simplify the application of U.S. GAAP for certain financial instruments with characteristics of liabilities and equity. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, with early adoption permitted. The ASU requires adoption using either the retrospective basis or the modified retrospective basis. The Company is currently evaluating the impact of ASU 2020-06 on its Consolidated Financial Statements.

Note 4. Restructuring Charges

2020 Restructuring Program

On July 10, 2020, the Board of Directors authorized a restructuring and cost savings plan (the “2020 Restructuring Plan”). The purpose of the 2020 Restructuring Plan is to enhance manufacturing efficiencies, streamline operations and reduce the Company’s cost structure, and was implemented, in part, as a result of previously anticipated near-term competition and pricing pressure with respect to certain key products. The 2020 Restructuring Plan includes the consolidation of the Company’s R&D function into a single location in Philadelphia, PA, lowering operating costs and reducing the workforce by approximately 80 positions, equal to approximately 8.5% of the Company’s total number of employees. The 2020 Restructuring Plan was initiated on July 13, 2020.

The Company incurred $4.0 million in severance-related costs in the first quarter of Fiscal 2021 in connection with the 2020 Restructuring Plan. The Company expects the 2020 Restructuring Plan to result in annual cost savings in excess of $15.0 million.

A reconciliation of the changes in restructuring liabilities associated with the 2020 Restructuring Plan from June 30, 2020 through September 30, 2020 is set forth in the following table:

	Employee
(In thousands)	Separation Costs	Total
Balance at June 30, 2020	$—	$—
Restructuring Charges	4,043	4,043
Payments	(3,638)	(3,638)
Balance at September 30, 2020	$405	$405

Note 5. Accounts Receivable, net

Accounts receivable, net consisted of the following components at September 30, 2020 and June 30, 2020:

	September 30,	June 30,
(In thousands)	2020	2020
Gross accounts receivable	$284,751	$271,557
Less: Chargebacks reserve	(70,437)	(61,877)
Less: Rebates reserve	(17,303)	(24,536)
Less: Returns reserve	(40,535)	(40,796)
Less: Other deductions	(16,597)	(17,557)
Less: Allowance for doubtful accounts	(1,083)	(1,103)
Accounts receivable, net	$138,796	$125,688

For the three months ended September 30, 2020, the Company recorded a provision for chargebacks, rebates (including rebates presented as rebates payable), returns and other deductions of $188.3 million, $34.3 million, $5.5 million and $15.8 million, respectively. For the three months ended September 30, 2019, the Company recorded a provision for chargebacks, rebates (including rebates presented as rebates payable), returns and other deductions of $207.9 million, $58.5 million, $3.7 million and $12.7 million, respectively.

The following table identifies the activity and ending balances of each major category of revenue-related reserve for the three months ended September 30, 2020 and 2019:

Reserve Category
(In thousands)	Chargebacks	Rebates	Returns	Other	Total
Balance at June 30, 2020	$61,877	$62,711	$40,796	$17,557	$182,941
Current period provision	188,297	34,280	5,526	15,781	243,884
Credits issued during the period	(179,737)	(42,269)	(5,787)	(16,741)	(244,534)
Balance at September 30, 2020	$70,437	$54,722	$40,535	$16,597	$182,291

Reserve Category
(In thousands)	Chargebacks	Rebates	Returns	Other	Total
Balance at June 30, 2019	$89,567	$78,274	$55,554	$18,128	$241,523
Current period provision	207,933	58,509	3,694	12,705	282,841
Credits issued during the period	(214,017)	(61,952)	(5,256)	(11,724)	(292,949)
Balance at September 30, 2019	$83,483	$74,831	$53,992	$19,109	$231,415

For the three months ending September 30, 2020 and 2019, as a percentage of gross sales the provision for chargebacks was 51.7% and 51.4%, the provision for rebates was 9.4% and 14.5%, the provision for returns was 1.5% and 0.9% and the provision for other adjustments was 4.3% and 3.1%, respectively.

The increase in the chargebacks reserve was primarily due to timing of sales and product mix. The increase in the chargebacks reserve was offset by a decrease in the rebates reserve primarily due to lower sales of Fluphenazine in the first quarter of Fiscal 2021, which had higher than average government-related rebates. Historically, we have not recorded any material amounts in the current period related to reversals or additions of prior period reserves. If the Company were to record a material reversal or addition of any prior period reserve amount, it would be separately disclosed.

Note 6. Inventories

Inventories at September 30, 2020 and June 30, 2020 consisted of the following:

	September 30,	June 30,
(In thousands)	2020	2020
Raw Materials	$62,225	$59,703
Work-in-process	13,815	12,235
Finished Goods	80,438	70,929
Total	$156,478	$142,867

During the three months ended September 30, 2020 and 2019, the Company recorded write-downs to net realizable value for excess and obsolete inventory of $2.6 million and $3.5 million, respectively.

Note 7. Property, Plant and Equipment, net

Property, plant and equipment, net at September 30, 2020 and June 30, 2020 consisted of the following:

		September 30,	June 30,
(In thousands)	Useful Lives	2020	2020
Land	—	$1,783	$1,783
Building and improvements	10 - 39 years	103,265	100,285
Machinery and equipment	5 - 10 years	165,896	164,704
Furniture and fixtures	5 - 7 years	3,343	3,116
Less accumulated depreciation		(108,716)	(102,983)
		165,571	166,905
Construction in progress		11,413	12,613
Property, plant and equipment, net		$176,984	$179,518

Depreciation expense was $5.8 million for the three months ended September 30, 2020 and 2019.

Property, plant and equipment, net included amounts held in foreign countries in the amount of $0.6 million at September 30, 2020 and June 30, 2020.

Note 8. Fair Value Measurements

The Company’s financial instruments recorded in the Consolidated Balance Sheets include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and debt obligations. The Company’s cash and cash equivalents include bank deposits and money market funds. The carrying value of certain financial instruments, primarily cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate their estimated fair values based upon the short-term nature of their maturity dates.

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

Financial Instruments Disclosed, But Not Reported, at Fair Value

We estimate the fair value of our debt utilizing market quotations for debt that have quoted prices in active markets. Since our debt does not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities (Level 2). The estimated fair value of our term loan debt was approximately $592 million and $608 million as of September 30, 2020 and June 30, 2020, respectively. The estimated fair value of our 4.50% Convertible Senior Notes was approximately $52 million and $58 million as of September 30, 2020 and June 30, 2020, respectively. The fair value as of September 30, 2020 was lower than the carrying value primarily due to the Company’s stock price at September 30, 2020 as compared to the $15.29 conversion price.

Note 9. Intangible Assets

Intangible assets, net as of September 30, 2020 and June 30, 2020 consisted of the following:

	Weighted	Gross Carrying Amount		Accumulated Amortization		Intangible Assets, Net
	Avg. Life	September 30,	June 30,	September 30,	June 30,	September 30,	June 30,
(In thousands)	(Yrs.)	2020	2020	2020	2020	2020	2020
Definite-lived:
KUPI product rights	15	416,154	416,154	(132,263)	(125,327)	283,891	290,827
KUPI trade name	2	2,920	2,920	(2,920)	(2,920)	—	—
KUPI other intangible assets	15	19,000	19,000	(6,145)	(5,828)	12,855	13,172
Silarx product rights	15	20,000	20,000	(3,889)	(3,556)	16,111	16,444
Other product rights	10	53,718	50,718	(6,429)	(5,426)	47,289	45,292
Total definite-lived		$511,792	$508,792	$(151,646)	$(143,057)	$360,146	$365,735

Indefinite-lived:
KUPI in-process research and development	—	$9,000	$9,000	$—	$—	$9,000	$9,000
Total indefinite-lived		9,000	9,000	—	—	9,000	9,000
Total intangible assets, net		$520,792	$517,792	$(151,646)	$(143,057)	$369,146	$374,735

For the three months ended September 30, 2020 and 2019, the Company recorded amortization expense of $8.6 million and $7.0 million, respectively.

Future annual amortization expense consisted of the following as of September 30, 2020:

(In thousands)	Amortization
Fiscal Year Ending June 30,	Expense
2021	$25,873
2022	36,097
2023	35,795
2024	35,495
2025	35,095
Thereafter	191,791
$360,146

Note 10. Long-Term Debt

Long-term debt, net consisted of the following:

	September 30,	June 30,
(In thousands)	2020	2020
Term Loan A due 2020; 6.00% as of September 30, 2020	$41,969	$48,844
Unamortized discount and other debt issuance costs	(97)	(433)
Term Loan A, net	41,872	48,411
Term Loan B due 2022; 6.38% as of September 30, 2020	563,021	572,857
Unamortized discount and other debt issuance costs	(20,573)	(23,278)
Term Loan B, net	542,448	549,579
4.50% Convertible Senior Notes due 2026	86,250	86,250
Unamortized discount and other debt issuance costs	(2,986)	(3,111)
4.50% Convertible Senior Notes, net	83,264	83,139
$125 million Revolving Credit Facility due 2020	—	—
Total debt, net	667,584	681,129
Less short-term borrowings and current portion of long-term debt	(81,314)	(88,189)
Total long-term debt, net	$586,270	$592,940

The weighted average interest rate for the three months ended September 30, 2020 and 2019 was 8.0% and 8.8%, respectively. The outstanding balance of the Term Loan A of $42.0 million is due on November 25, 2020, which the Company anticipates paying down with cash on hand. The $125 million Revolving Credit Facility, which is undrawn as of September 30, 2020, is also due to expire on November 25, 2020.

Long-term debt amounts due, for the twelve-month periods ending September 30 are as follows:

Amounts Payable
(In thousands)	to Institutions
2021	$81,314
2022	39,345
2023	484,331
2024	—
2025	—
Thereafter	86,250
Total	$691,240

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

On May 22, 2019, the Department of Veterans Affairs issued a Contracting Officer’s Final Decision and Demand for Payment, assessing the sum of $9.4 million for overpayments by the Veteran’s Administration for the period of January 1, 2012 through June 30, 2016. In August 2019, the Company remitted payment to the VA and received reimbursement from UCB for the indemnified portion of the payment in the amount of $8.1 million. The VA requested additional information for the period of July 1, 2016 through March 2018. The Company is in the process of responding to the information request.

Private Antitrust and Consumer Protection Litigation

In 2016 and 2017, the Company and certain competitors were named as defendants in a number of lawsuits alleging that the Company and certain generic pharmaceutical manufacturers have conspired to fix prices of generic digoxin, levothyroxine, ursodiol and baclofen. These cases are part of a larger group of more than 100 lawsuits generally alleging that over 30 generic pharmaceutical manufacturers and distributors conspired to fix prices for multiple different generic drugs in violation of the federal Sherman Act, various state antitrust laws, and various state consumer protection statutes. The United States also has been granted leave to intervene in the cases. On April 6, 2017, the Judicial Panel on Multidistrict Litigation (the “JPML”) ordered that all of the cases alleging price-fixing for generic drugs be consolidated for pretrial proceedings in the United States District Court for the Eastern District of Pennsylvania under the caption In re: Generic Pharmaceuticals Pricing Antitrust Litigation (the “MDL”). The various plaintiffs are grouped into three categories - Direct Purchaser Plaintiffs, End Payer Plaintiffs, and Indirect Reseller Purchasers - and filed Consolidated Amended Complaints (“CACs”) against the Company and the other defendants in August 2017.

The CACs naming the Company as a defendant involve generic digoxin, levothyroxine, ursodiol and baclofen. Pursuant to a court-ordered schedule grouping the 18 different drug cases into three separate tranches, the Company and other generic pharmaceutical manufacturer defendants in October 2017 filed joint and individual motions to dismiss the CACs involving the six drugs in the first tranche, including digoxin. In October 2018, the Court (with one exception) denied defendants’ motions to dismiss plaintiffs’ Sherman Act claims with respect to the drugs in the first tranche. In March 2019, the Company and other defendants filed answers to the Sherman Act claims. In addition, in February 2019, the Court dismissed certain of the plaintiffs’ state law claims, but denied the remainder of defendants’ motions to dismiss and set a deadline of April 1, 2019 for certain plaintiffs to amend their existing complaints. Those plaintiffs amended their complaints, but further motions to dismiss the state-law claims remain pending.

In addition to lawsuits brought by private plaintiffs, the Attorneys General of 49 states, the District of Columbia, Puerto Rico and various territories have filed their own lawsuits alleging overarching, industry-wide price-fixing conspiracies by the Company and various other generic pharmaceutical manufacturers. Those suits have been consolidated in the MDL. The first suit alleges that the Company was involved in price-fixing for one drug, doxycycline monohydrate. Defendants’ joint motion to dismiss the overarching conspiracy claims in that suit was denied in August 2019, but the Company’s individual motion to dismiss the overarching conspiracy claims as to it remains outstanding. The Attorneys General also filed a second overarching conspiracy complaint in May 2019 involving dozens of different drugs, including alleged price-fixing by the Company for baclofen and levothyroxine. In June 2020, the Attorneys General filed a third overarching conspiracy complaint involving scores of different drugs, including alleged price-fixing by the Company for acetazolamide.

Following the lead of the state Attorneys General, the Direct Purchaser Plaintiffs, End Payer Plaintiffs and Indirect Reseller Plaintiffs filed their own complaints in June 2018 alleging an overarching conspiracy relating to 14 generic drugs in the End Payer complaint and 15 generic drugs in the Indirect Reseller complaint. Although the complaints allege an overarching conspiracy with respect to all of the drugs identified, the specific allegations related to drugs the Company manufactures involve acetazolamide and doxycycline monohydrate.

The Company and the other defendants filed motions to dismiss the overarching conspiracy claims. In August 2019, the Court denied the defendants' joint motion to dismiss the overarching conspiracy claims, but has yet to decide an individual motion filed by the Company to dismiss the overarching conspiracy claims as to it. In addition, between December 2019 and February 2020, the End Payer Plaintiffs, Indirect Reseller Purchasers, and Direct Purchaser Plaintiffs filed separate complaints alleging overarching, industry-wide price-fixing conspiracies modeled on the second one filed by the state Attorneys General. The new complaint involve 135 new drugs in addition to those named in previous complaints. As to the Company, the new drugs involved are pilocarpine HCL, triamterence HCTZ capsules, amantadine HCL, and oxycodone HCL. None of the defendants, including the Company, has responded yet to these new complaints.

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

In June 2020, the Company and a number of other generic pharmaceutical manufacturers were named as defendants in a Statement of Claim, along with a number of other generic pharmaceutical manufacturers, in a proposed class proceeding in federal court in Toronto, Ontario, Canada. The case alleges a violation of Canada’s Competition Act. The allegations are similar to those in the MDL alleging an overarching, industry-wide conspiracy to allocate markets and fix the price of generic drugs. That alleged conspiracy reached Canada because these same manufacturers also allegedly sell the majority of generic drugs in Canada. The Statement of Claim alleges that the conspiracy extends to the entire generic pharmaceutical market. The specific drugs identified with respect to the Company are: acetazolamide, baclofen, digoxin, doxycycline monohydrate, levothyroxine, and ursodiol. The Company has not yet responded to the Statement of Claim.

On July 13, 2020, the court overseeing the MDL selected as “bellwether” cases the second overarching conspiracy case filed by the state Attorneys General in May 2019 as well as individual-conspiracy cases filed by the Direct Purchaser Plaintiffs, End Payer Plaintiffs, and Indirect Reseller Purchasers involving the drugs clobetasol, clomipramine and pravastatin. The Company is a defendant only in the overarching conspiracy case. To date, none of the “bellwether” cases have been scheduled for trial.

The Company believes that it acted in compliance with all applicable laws and regulations. Accordingly, the Company disputes the allegations set forth in these class actions and plans to vigorously defend itself from these claims.

Shareholder Litigation

In November 2016, a putative class action lawsuit was filed against the Company and two of its former officers in the federal district court for the Eastern District of Pennsylvania, alleging that the Company and two of its former officers damaged the purported class by making false and misleading statements regarding the Company’s drug pricing methodologies and internal controls. In December 2017, counsel for the putative class filed a second amended complaint. The Company filed a motion to dismiss the second amended complaint in February 2018. In July 2018, the court granted the Company’s motion to dismiss the second amended complaint . In September 2018, counsel for the putative class filed a third amended complaint. The Company filed a motion to dismiss the third amended complaint in November 2018. In May 2019, the court denied the Company’s motion to dismiss the third amended complaint. In July 2019, the Company filed an answer to the third amended complaint. On October 1, 2020, the plaintiff filed a motion for class certification. The Company believes it acted in compliance with all applicable laws and plans to vigorously defend itself from these claims. The Company cannot reasonably predict the outcome of the suit at this time.

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

The settlement of the two consolidated cases, which was preliminarily approved by the Court on August 7, 2020, requires the Company to implement certain new corporate policies and pay the plaintiffs’ counsel in the consolidated cases, collectively, the sum of $600,000 in exchange for a release of all liability with respect to both of the consolidated cases. A Settlement Hearing was held on October 7, 2020. At the settlement hearing, the Magistrate Judge issued an oral Ruling and Recommendation approving the Settlement and denying the objecting parties’ motion to intervene. The time period to object to the Ruling and Recommendation has expired.

In September 2019, a shareholder derivative lawsuit was filed against certain of the Company’s current and former officers, directors, and employees in the federal court for the District of Delaware. The Company was also named as a nominal defendant in the suit. The suit alleges that the defendants breached their fiduciary duties as directors and/or officers of the Company, alleges waste of corporate assets and gross mismanagement, and alleges that certain of the defendants caused the Company to violate Section 14(a) of the Securities and Exchange Act of 1934. On November 22, 2019, the Company filed a motion to dismiss the complaint. On January 16, 2020, the Court entered the parties’ stipulation to stay the case pending the resolution of the defendants’ motion to dismiss the two earlier filed consolidated shareholder derivative cases referenced above. On February 18, 2020, the Court entered the parties’ stipulation to withdraw the Company’s motion to dismiss without prejudice to the Company’s ability to refile a renewed motion to dismiss after the stay is lifted. On March 11, 2020, following notice that Plaintiffs no longer consented to the stay, the Court lifted the stay. On April 6, 2020, certain of the defendants, including the Company, filed a renewed motion to dismiss or, in the alternative, to stay the account. On April 29, 2020, the Court entered the parties’ stipulation to stay the action, pending a decision from the Court regarding the settlement in the consolidated derivative actions discussed above. In light of the Final Order and Judgment entered in the two earlier filed consolidated shareholder derivative cases referenced above, the parties filed a stipulation and proposed order dismissing this Action, with prejudice. On October 29, 2020, the District Court Judge entered an Order approving the parties’ Stipulation of Dismissal, with prejudice. The Company considers this matter closed.

In February 2020, a shareholder derivative lawsuit was filed against certain of the Company’s current and former officers, directors and employees in the Court of Chancery of the State of Delaware. The Company was also named as a nominal defendant in the suit. The suit alleges that the defendants breached their fiduciary duties as directors and/or officers of the Company, and were unjustly enriched. On March 16, 2020, the Company filed a motion to dismiss the complaint, and a motion to stay the proceedings. On March 27, 2020, the Company filed its opening brief in support of its motion to stay the proceedings. On April 6, 2020, the parties entered into a stipulation and proposed order to stay the action. The Court granted the stipulation and proposed order that same day. In light of the Final Order and Judgment entered in the two earlier filed consolidated shareholder derivative cases referenced above, the parties agreed to dismiss this action, with prejudice. The Stipulation of Dismissal has been filed and is awaiting the approval of the Court.

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

Sandoz, Inc.

On July 20, 2020, Sandoz, Inc. (“Sandoz”) filed a complaint in federal court in Philadelphia, alleging claims for tortious interference with contract, unfair competition and conversion of confidential information, arising out of Cediprof, Inc.’s (“Cediprof”) termination of Sandoz’s contract to distribute levothyroxine tablets in the United States and certain territories. Along with the complaint, Sandoz filed a motion for a temporary restraining order and preliminary injunction, seeking to enjoin the Company from commencing the distribution of levothyroxine tablets on August 3, 2020. On the same day, Sandoz filed a separate complaint and application for a temporary restraining order and preliminary injunction against Cediprof in federal court in New York, seeking to prevent Cediprof from selling its levothyroxine tablets in the United States and certain of its territories to anyone other than Sandoz. On July 27, 2020, the New York court held a hearing and denied Sandoz’s application for a temporary restraining order, ruling Sandoz had failed to establish irreparable harm. On July 28, 2020, the Philadelphia court held a hearing and denied Sandoz’s application for a temporary restraining order, ruling that Sandoz had failed to establish irreparable harm and failed to establish that it is likely to succeed on the merits of its claim against Lannett. On October 5, 2020, the Company filed a motion to dismiss the complaint. The Company denies that it tortiously interfered with Sandoz’s contract or that it converted any of Sandoz’s alleged confidential information. Discovery is ongoing and the Company cannot reasonably predict the outcome of this suit at this time.

Other Litigation Matters

The Company is also subject to various legal proceedings arising out of the normal course of its business including, but not limited to, product liability, intellectual property, patent infringement claims and antitrust matters. It is not possible to predict the outcome of these various proceedings. An adverse determination in any of these proceedings or in any of the proceedings described above in the future could have a significant impact on the financial position, results of operations and cash flows of the Company.

Note 12. Commitments

Leases

The Company’s adoption of ASU No. 2016-02 resulted in an increase in the Company’s assets and liabilities of $7.9 million at July 1, 2019. In the first quarter of Fiscal 2020, the Company recorded a ROU lease asset totaling $1.2 million related to an existing lease at Cody Labs upon adoption of ASU No. 2016-02. The Company subsequently recorded a full impairment of the asset as a result of the decision to cease operations at Cody Labs. At September 30, 2020 and June 30, 2020, the Company has a ROU lease asset of $9.1 million and $9.3 million, respectively, and a ROU liability of $11.6 million and $10.9 million, respectively. The current balance of the ROU liability at September 30, 2020 and June 30, 2020 was $2.0 million and $1.1 million, respectively.

Components of lease cost are as follows:

	Three Months Ended	Three Months Ended
(In thousands)	September 30, 2020	September 30, 2019
Operating lease cost	$402	$481
Variable lease cost	39	28
Short-term lease cost (a)	118	156
Total	$559	$665
(a)	Not recorded on the Consolidated Balance Sheet.

Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

	Three Months Ended	Three Months Ended
(In thousands)	September 30, 2020	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$303	$481
Non-cash activity:
ROU assets obtained in exchange for new operating lease liabilities	$—	$—

Weighted-average remaining lease term and discount rate for our operating leases are as follows:

	Three Months Ended		Three Months Ended
	September 30, 2020		September 30, 2019
Weighted-average remaining lease term	8	years	9	years
Weighted-average discount rate	7.98%		7.50%

Maturities of lease liabilities by fiscal year for our operating leases are as follows:

(In thousands)	Amounts Due
2021	$1,498
2022	2,125
2023	2,144
2024	2,164
2025	2,183
Thereafter	5,749
Total lease payments	15,863
Less: Imputed interest	4,299
Present value of lease liabilities	$11,564

Other Commitments

During Fiscal 2017, the Company signed an agreement with a company operating in the pharmaceutical business, under which the Company agreed to provide up to $15.0 million in revolving loans, which expires in seven years and bears interest at 2.0%, for the purpose of expansion and other business needs. In Fiscal 2019, the Company sold 50% of the outstanding loan to a third party for $5.6 million, in addition to assigning 50% of all rights, title and interest in the loan and loan documents. As of September 30, 2020, $6.5 million was outstanding under the revolving loan and is included in other assets. Based on the guidance set forth in ASC 810-10 Consolidation, the Company has concluded that it has a variable interest in the entity. However, the Company is not the primary beneficiary to the entity and as such, is not required to consolidate the entity’s results of operations.

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

Note 13. Accumulated Other Comprehensive Loss

The Company’s Accumulated Other Comprehensive Loss was comprised of the following components as of September 30, 2020 and 2019:

	September 30,
(In thousands)	2020	2019
Foreign Currency Translation
Beginning Balance	$(627)	$(615)
Net income (loss) on foreign currency translation (net of tax of $0 and $0)	79	(46)
Other comprehensive income (loss), net of tax	79	(46)
Total Accumulated Other Comprehensive Loss	$(548)	$(661)

Note 14. Loss Per Common Share

A reconciliation of the Company’s basic and diluted loss per common share was as follows:

	Three Months Ended
	September 30,
(In thousands, except share and per share data)	2020	2019
Numerator:
Net loss	$(6,499)	$(12,157)
Interest expense applicable to the Notes, net of tax	—	—
Amortization of debt issuance costs applicable to the Notes, net of tax	—	—
Adjusted “if-converted” net loss	$(6,499)	$(12,157)

Denominator:
Basic weighted average common shares outstanding	39,070,982	38,309,267
Effect of potentially dilutive options and restricted stock awards	—	—
Effect of conversion of the Notes	—	—
Diluted weighted average common shares outstanding	39,070,982	38,309,267

Loss per common share:
Basic	$(0.17)	$(0.32)
Diluted	$(0.17)	$(0.32)

The number of anti-dilutive shares that have been excluded in the computation of diluted loss and earnings per share for the three months ended September 30, 2020 and 2019 were 8.2 million and 2.9 million, respectively. The effect of potentially dilutive shares was excluded from the calculation of diluted loss per share in the three months ended September 30, 2020 and 2019 because the effect of including such securities would be anti-dilutive.

Note 15. Share-based Compensation

At September 30, 2020, the Company had two share-based employee compensation plans (the 2011 Long-Term Incentive Plan “LTIP” and the 2014 “LTIP”). Together these plans authorized an aggregate total of 6.5 million shares to be issued. As of September 30, 2020, the plans have a total of 45 thousand shares available for future issuances.

Historically, the Company has issued share-based compensation awards with a vesting period ranging up to 3 years and a maximum contractual term of 10 years. The Company issues new shares of stock when stock options are exercised. As of September 30, 2020, there was $14.7 million of total unrecognized compensation cost related to non-vested share-based compensation awards. That cost is expected to be recognized over a weighted average period of 2.5 years.

Stock Options

The Company measures share-based compensation cost for options using the Black-Scholes option pricing model. The following table presents the weighted average assumptions used to estimate fair values of the stock options granted, the estimated annual forfeiture rates used to recognize the associated compensation expense and the weighted average fair value of the options granted during the three months ended September 30, 2020 and 2019:

	September 30, 2020		September 30, 2019
Risk-free interest rate	0.2%		1.9%
Expected volatility	82.5%		73.7%
Expected dividend yield	—%		—%
Forfeiture rate	—%		—%
Expected term	5.0	years	5.1	years
Weighted average fair value	$3.86		$4.04

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

A stock option summary as of September 30, 2020 and changes during the three months then ended, is presented below:

				Weighted
		Weighted-		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
(In thousands, except for weighted average price and life data)	Awards	Price	Value	Life (yrs.)
Outstanding at June 30, 2020	991	$12.11	$678	5.6
Granted	309	$5.95
Exercised	(32)	$4.16	$48
Forfeited, expired or repurchased	(187)	$16.56
Outstanding at September 30, 2020	1,081	$9.81	$186	7.8

Vested and expected to vest at September 30, 2020	408	$14.92	$136	5.3
Exercisable at September 30, 2020	1,079	$9.81	$186	7.8

Restricted Stock

The Company measures restricted stock compensation costs based on the stock price at the grant date less an estimate for expected forfeitures. The annual forfeiture rate used to calculate compensation expense was 6.5% for the three months ended September 30, 2020 and 2019.

A summary of restricted stock awards as of September 30, 2020 and changes during the three months then ended, is presented below:

		Weighted
		Average Grant -	Aggregate
(In thousands, except for weighted average price data)	Awards	date Fair Value	Intrinsic Value
Non-vested at June 30, 2020	1,344	$8.70
Granted	870	5.72
Vested	(664)	8.75	$3,798
Forfeited	(66)	9.32
Non-vested at September 30, 2020	1,484	$6.90

Performance-Based Shares

In September 2017, the Company began granting performance-based awards to certain key executives. The stock-settled awards will cliff vest based on relative Total Shareholder Return (“TSR”) over a three-year period. The Company measures share-based compensation cost for TSR awards using a Monte-Carlo simulation model.

A summary of performance-based share awards as of September 30, 2020 and changes during the current fiscal year, is presented below:

		Weighted
		Average Grant -
(In thousands, except for weighted average price and life data)	Awards	date Fair Value
Non-vested at June 30, 2020	204	$12.99
Granted	339	$9.22
Performance adjustment (1)	(12)	$25.58
Non-vested at September 30, 2020	531	$10.29
(1)	Represents the adjustment based on the performance of the September 2017 awards, which was below the Threshold goal level at the end of the three-year performance period

Employee Stock Purchase Plan

In February 2003, the Company’s stockholders approved an Employee Stock Purchase Plan (“ESPP”). Employees eligible to participate in the ESPP may purchase shares of the Company’s stock at 85% of the lower of the fair market value of the common stock on the first day of the calendar quarter, or the last day of the calendar quarter. Under the ESPP, employees can authorize the Company to withhold up to 10% of their compensation during any quarterly offering period, subject to certain limitations. The ESPP was implemented on April 1, 2003 and is qualified under Section 423 of the Internal Revenue Code. The Board of Directors authorized an aggregate total of 1.1 million shares of the Company’s common stock for issuance under the ESPP. During the three months ended September 30, 2020 and 2019, 29 thousand shares were issued under the ESPP. As of September 30, 2020, 939 thousand total cumulative shares have been issued under the ESPP.

The following table presents the allocation of share-based compensation costs recognized in the Consolidated Statements of Operations by financial statement line item:

	Three Months Ended
	September 30,
(In thousands)	2020	2019
Selling, general and administrative expenses	$2,714	$3,635
Research and development expenses	155	224
Cost of sales	473	600
Total	$3,342	$4,459

Tax benefit at statutory rate	$752	$1,003

Note 16. Employee Benefit Plan

The Company has a 401k defined contribution plan (the “Plan”) covering substantially all employees. Pursuant to the Plan provisions, the Company is required to make matching contributions equal to 50% of each employee’s contribution, not to exceed 4% of the employee’s compensation for the Plan year. Contributions to the Plan during each of the three months ended September 30, 2020 and 2019 were $0.5 million and $0.6 million, respectively.

In Fiscal 2020, the Company implemented a non-qualified deferred compensation plan for certain senior-level management and executives. The non-qualified deferred compensation plan allows certain eligible employees to defer additional pre-tax earnings for retirement, beyond the IRS limits in place under the Plan. Contributions to the non-qualified deferred compensation plan during the three months ended September 30, 2020 were not material.

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

The federal, state and local income tax benefit for the three months ended September 30, 2020 was $8.0 million compared to an income tax expense of $1.8 million for the three months ended September 30, 2019. The effective tax rates for the three months ended September 30, 2020 and 2019 were 55.1% and (17.2)%, respectively. The effective tax rate for the three months ended September 30, 2020 was higher compared to the three months ended September 30, 2019 primarily due to the CARES Act, which increased the interest expense deductibility limitation in the current year and also allowed the Company to carry back its taxable loss into a prior fiscal year, where the statutory tax rate was 35%.

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

As of September 30, 2020 and June 30, 2020, the Company has total unrecognized tax benefits of $4.8 million and $4.6 million, respectively, of which $4.7 million and $4.5 million would impact the Company’s effective tax rate for each period, if recognized. As a result of the positions taken during the period, the Company has not recorded any material interest and penalties for the period ended September 30, 2020 in the statement of operations and no cumulative interest and penalties have been recorded either in the Company’s statement of financial position as of September 30, 2020 and June 30, 2020. The Company will recognize interest accrued on unrecognized tax benefits in interest expense and any related penalties in operating expenses.

The Company files income tax returns in the United States federal jurisdiction and various states. The Company’s federal tax returns for Fiscal Year 2014 and prior generally are no longer subject to review as such years generally are closed. The Company’s Fiscal Year 2015 through 2017 federal returns are currently under examination by the Internal Revenue Service (“IRS”). In October 2018, the Company was notified that the Commonwealth of Pennsylvania will conduct a routine field audit of the Company’s Fiscal 2016 and Fiscal 2017 corporate tax returns. In December 2019, the Company was notified that the Florida Department of Revenue will conduct a routine field audit of the Company’s Fiscal 2016, 2017 and 2018 corporate tax returns. The Company has received preliminary assessments from the IRS and the Florida Department of Revenue, which are not considered material to Company’s Consolidated Statements of Operations; however, we cannot reasonably predict the final outcome of the examinations at this time.

Note 18. Related Party Transactions

The Company had sales of $0.7 million during each of the three months ended September 30, 2020 and 2019, to a generic distributor, Auburn Pharmaceutical Company (“Auburn”), which is a member of the Premier Buying Group. Jeffrey Farber, a current board member, is the owner of Auburn. Accounts receivable includes amounts due from Auburn of $0.7 million at September 30, 2020 and June 30, 2020.

Note 19. Assets Held for Sale

In the first quarter of Fiscal 2019, the Company approved a plan to sell the Cody API business, which includes the manufacturing and distribution of active pharmaceutical ingredients for use in finished goods production. The Company was unable to sell the Cody API business as an ongoing operation and sold the equipment utilized by the Cody API business during Fiscal 2020. The Company ceased operations at Cody Labs, leased a portion of the real estate to a third party and intends to sell the remaining real estate. As of September 30, 2020, the remaining real estate associated with the Cody API business, totaling $2.7 million, was recorded in the assets held for sale caption in the Consolidated Balance Sheet.

The following table summarizes the financial results of the Cody API business for the three months ended September 30, 2020 and 2019:

	Three Months Ended
	September 30,
(In thousands)	2020	2019
Net sales	$—	$1,067
Pretax loss attributable to Cody API business	(502)	(4,417)

The pretax loss attributable to the Cody API business during the three months ended September 30, 2019 includes a full impairment of a $1.2 million ROU lease asset that was recorded upon adoption of ASU No. 2016-02 on July 1, 2019.

Note 20. Subsequent Event

On October 29, 2020, the Company entered into an agreement for the sale of real estate associated with the Cody API business. The total consideration the Company will receive in connection with the sale is $3.8 million before fees and selling costs. The carrying value of the real estate was included within the Assets Held for Sale line of the Consolidated Balance Sheet as of September 30, 2020. The Company expects to complete the sale by the end of the second quarter of Fiscal Year 2021. The remaining real estate formerly associated with the Cody API business is currently leased to a third party.

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

The following information should be read in conjunction with the consolidated financial statements and notes in Part I, Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020. All references to “Fiscal 2021” or “Fiscal Year 2021” shall mean the fiscal year ending June 30, 2021 and all references to “Fiscal 2020” or “Fiscal Year 2020” shall mean the fiscal year ended June 30, 2020.

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

Impact of COVID-19 Pandemic

In December 2019, the COVID-19 virus emerged in Wuhan, China and spread to other parts of the world. In March 2020, the World Health Organization (“WHO”) designated COVID-19 a global pandemic. Governments on the national, state and local level in the United States, and around the world, have implemented lockdown and shelter-in-place orders, requiring many non-essential businesses to shut down operations for the time being. The Company’s business, however, is deemed “essential” and it has continued to operate, manufacture, and distribute its medicines to customers. The Company has developed a comprehensive plan that enables it to maintain operational continuity with an emphasis on manufacturing, distribution and R&D facilities during this crisis, and to date, has not encountered any significant obstacles implementing its business continuity plans. However, the Company continually assesses COVID-19 related developments and adjusts its risk mitigation planning and business continuity activities as needed.

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

Currently and as anticipated for the near future, the supply chain supporting the Company’s products remains intact, enabling the Company to receive sufficient inventory of the key materials needed across the Company’s network. The Company is experiencing some delays and allocations for certain API and other raw materials of higher demand, which, to date, have not had a material impact on its results of operations. However, the Company is regularly communicating with its suppliers, third-party partners, customers, healthcare providers and government officials in order to respond rapidly to any issues as they arise. The longer the current situation continues, it is more likely that the Company may experience some sort of interruption to its supply chain, and such an interruption could materially affect its business, including but not limited to, our ability to timely manufacture and distribute its products as well as unfavorably impact our results of operations. Additionally, subsequent to an initial stocking up of supplies at the start of the pandemic, the total volume of drug prescriptions written during the pandemic has decreased causing less demand for our products. Specifically, the pandemic has resulted in fewer elective surgeries being performed, causing less demand for our Numbrino cocaine hydrochloride product.

As a result of the pandemic, certain clinical trials which were underway or scheduled to begin have been temporarily placed on hold. Such delays will impact the Company’s timing for filing applications for product approvals with the FDA as well as related timing of FDA approval of such filings. Additionally, the pandemic has slowed down the Company’s efforts to expand its product portfolio through acquisitions and distribution opportunities, impacting the speed with which the Company is able to bring additional products to market. While there have been some efforts by some of our customers to increase their inventory levels for the Company’s products in the near term, the Company has not seen significant increases in demand. The Company does not anticipate any significant changes in demand for its products in the future, however, depending on the duration and severity of the outbreak, levels of demand may change. The Company currently markets an HIV product, Lopinavir-Ritonavir, which is the subject of clinical trials by various health organizations to combat the virus. Several of those clinical trials were subsequently halted when the product did not show any significant efficacy in treating the virus. Other trials remain ongoing. If those clinical trials show the product to be helpful in combating the virus, which some trials have not, the Company may see an increase in demand. There are other sources of the product including the original brand.

In light of the economic impacts of COVID-19, the Company performed a review of the assets on our Consolidated Balance Sheet as of September 30, 2020, including intangible and other long-lived assets. Based on our review, we continue to believe that we will be able to realize the full value of our assets and that a triggering event does not exist at this time. As such, no impairments or other write-downs were recorded during the first three months of Fiscal Year 2021 specifically related to COVID-19. The Company continues to assess our inventory reserve based on the current level of demand, which may be impacted by the ongoing pandemic. Our assessment was based on information currently available and is highly reliant on various assumptions which include estimates of future cash flows and the probability of achieving the estimated cash flows. Changes in market conditions or other changes in the future outlook may lead to impairments in the future.

As of September 30, 2020, the Company’s outstanding debt balance was $691.2 million, of which $81.3 million represents the current portion. In addition, the Company’s existing revolving credit facility is scheduled to mature on November 25, 2020. The impacts of COVID-19 have adversely affected the capital markets and the ability for many companies to access capital and liquidity on favorable terms or at all. The Company believes it has sufficient liquidity and cash flows to meet its operating and debt service requirements for at least the next twelve months from the issuance of the September 30, 2020 Consolidated Financial Statements. However, the Company is currently unable to predict the precise impact that COVID-19 will have on its ability to access capital in the future. If the Company is unable to access additional capital and liquidity on acceptable terms, it could adversely impact the Company’s ability to meet its future obligations beyond the next twelve months subsequent to the issuance of the September 30, 2020 Consolidated Financial Statements as well as unfavorably impact our results of operations.

Based on the foregoing, the Company cannot reasonably predict the ultimate impact of COVID-19 on our future results of operations and cash flows due to the continued uncertainty around the duration and severity of the pandemic.

2020 Restructuring Plan

On July 10, 2020, the Board of Directors authorized a restructuring and cost savings plan (the “2020 Restructuring Plan”). The purpose of the 2020 Restructuring Plan is to enhance manufacturing efficiencies, streamline operations and reduce the Company’s cost structure, and was implemented, in part, as a result of previously anticipated near-term competition and pricing pressure with respect to certain key products. The 2020 Restructuring Plan includes the consolidation of the Company’s research and development (R&D) function into a single location in Philadelphia, PA, lowering operating costs and reducing the workforce by approximately 80 positions, equal to approximately 8.5% of the Company’s total number of employees. The 2020 Restructuring Plan was initiated on July 13, 2020 and is substantially complete as of September 30, 2020.

The Company incurred approximately $4.0 million in severance-related costs in the first quarter of Fiscal 2021, in connection with the 2020 Restructuring Plan. The Company expects the 2020 Restructuring Plan to result in annual cost savings in excess of $15.0 million.

Financial Summary

For the first quarter of Fiscal Year 2021, net sales decreased to $126.5 million as compared to $127.3 million in the same prior-year period. Gross profit decreased to $25.7 million compared to $42.7 million in the prior-year period and gross profit percentage decreased to 20% compared to 33% in the prior-year period. R&D expenses decreased 27% to $6.5 million compared to $8.9 million in the first quarter of Fiscal Year 2020 while SG&A expenses decreased 29% to $15.1 million from $21.3 million. Restructuring expenses increased to $4.0 million compared to $1.4 million in the prior-year period. Operating loss for the first quarter of Fiscal Year 2021 was $15 thousand compared to operating income of $9.4 million in the first quarter of Fiscal Year 2020, which included asset impairment charges totaling $1.6 million. Net loss for the first quarter of Fiscal Year 2021 was $6.5 million, or $(0.17) per diluted share. Comparatively, net loss in the prior-year period was $12.2 million, or $(0.32) per diluted share.

A more detailed discussion of the Company’s financial results can be found below.

Results of Operations - Three months ended September 30, 2020 compared with the three months ended September 30, 2019

Net sales decreased 1% to $126.5 million for the three months ended September 30, 2020. The table below identifies the Company’s net product sales by medical indication for the three months ended September 30, 2020 and 2019.

(In thousands)	Three Months Ended September 30,
Medical Indication	2020	2019
Analgesic	$3,120	$1,884
Anti-Psychosis	13,028	28,034
Cardiovascular	19,714	21,606
Central Nervous System	22,525	19,257
Endocrinology	3,233	—
Gastrointestinal	17,100	16,962
Infectious Disease	21,932	11,895
Migraine	9,690	9,143
Respiratory/Allergy/Cough/Cold	1,426	2,707
Urinary	1,458	435
Other	7,634	9,861
Contract manufacturing revenue	5,619	5,558
Total net sales	$126,479	$127,342

The slight decrease in net sales was driven by a decrease in the selling price of products of $21.5 million offset by increased volumes of $20.7 million. The decrease in the selling price of products was primarily driven by lower sales prices of Fluphenazine, which is included within the Anti-Psychosis medical indication, due to a new competitor entering the market, as well as lower average selling price across the remaining medical indications. Overall volumes increased primarily due to new product launches, partially offset by lower volumes of Fluphenazine.

In January 2017, a provision in the Bipartisan Budget Act of 2015 required drug manufacturers to pay additional rebates to state Medicaid programs if the prices of their generic drugs rise at a rate faster than inflation. The provision negatively impacted the Company’s net sales by $4.3 million and $10.4 million during the three months ended September 30, 2020 and 2019, respectively.

The following chart details price and volume changes by medical indication:

	Sales volume	Sales price
Medical indication	change %	change %
Analgesic	68%	(2)%
Anti-Psychosis	(31)%	(23)%
Cardiovascular	3%	(12)%
Central Nervous System	60%	(43)%
Endocrinology	100%	—%
Gastrointestinal	12%	(11)%
Infectious Disease	97%	(13)%
Migraine	19%	(13)%
Respiratory/Allergy/Cough/Cold	(40)%	(7)%
Urinary	199%	36%

The Company sells its products to customers in various distribution channels. The table below presents the Company’s net sales to each distribution channel for the three months ended:

(In thousands)	September 30,	September 30,
Customer Distribution Channel	2020	2019
Wholesaler/Distributor	$100,580	$102,200
Retail Chain	17,145	17,088
Mail-Order Pharmacy	3,135	2,496
Contract manufacturing revenue	5,619	5,558
Total net sales	$126,479	$127,342

Cocaine Hydrochloride Solution

In December 2017, a competitor received approval from the FDA to market and sell a Cocaine Hydrochloride topical product. The approval affected the Company’s right to market and sell its unapproved cocaine hydrochloride solution product. According to FDA guidance, the FDA typically allows the marketing of unapproved products for up to one year following the approval of an NDA for the product. Upon the request of the FDA to cease manufacturing and distributing our unapproved cocaine hydrochloride solution product as a result of an approved product on the market, the Company committed to not manufacture or distribute cocaine hydrochloride 10% solution, which was not sold during Fiscal 2019. The Company also ceased manufacturing its unapproved cocaine hydrochloride 4% solution on June 15, 2019 and ceased distributing the product on August 15, 2019.

The competitor filed a Citizen Petition with the FDA in February 2019, claiming that the grant of the New Chemical Entity (“NCE”) exclusivity blocks the approval of the Company’s application for five years and requesting that the FDA refuse to accept any further submissions in furtherance of the Company’s Section 505(b)(2) NDA application, treat as withdrawn any submissions made by the Company after December 2017 and withdraw the Company’s Section 505(b)(2) application. On April 24, 2019, the Company filed an opposition to the Citizen Petition requesting that it be denied. On July 3, 2019, the FDA denied the competitor’s Citizen Petition. Thereafter, the competitor filed a second Citizen Petition claiming that the FDA should rescind the acceptance of the Company’s Section 505(b)(2) application and only permit the Company to re-submit the application as an ANDA after the expiration of the competitor’s five-year exclusivity. The Company filed an opposition to the second Citizen Petition asserting, among other things, that the FDA should summarily deny the second Citizen Petition as an improper attempt to delay competition. On January 10, 2020, the FDA denied the second Citizen Petition and the FDA approved the Company’s Section 505(b)(2) NDA application. On January 27, 2020, the competitor filed a complaint against the FDA seeking an order invalidating the approval of the Company’s 505(b)(2) NDA, claiming the approval violates the competitor’s five-year exclusivity. On February 14, 2020, the Company filed a motion to intervene in the competitor’s lawsuit in order to argue that the request for relief be denied. On April 15, 2020, the competitor filed a motion for summary judgment. The Company and FDA filed responses in opposition and cross motions for summary judgement requesting dismissal of the complaint. The parties submitted further reply briefs and are awaiting a decision by the Court. On September 15, 2020, the Court granted summary judgment in part to the competitor on one of the counts of the complaint. While the Court agreed with the FDA that the competitor’s NCE exclusivity did not block the approval of the Company’s 505(b)(2) application, the Court found that the FDA erred by not requiring the Company to submit a patent certification. The Court requested that the parties file a joint status report indicating the remedy the Court should order to correct the error. The FDA and the Company requested the Court order the case remanded to the FDA without vacating the Company’s 505(b)(2) approval. The competitor requested the Court remand the case to the FDA while also vacating the Company’s 505(b)(2) approval. On October 7, 2020, the Court held a status conference and ordered that the competitor file a motion to vacate on October 16, 2020, and the FDA and the Company to file an opposition and cross motion for reconsideration on October 30, 2020.

On June 6, 2020, the competitor filed a patent infringement complaint in the United States District Court for the District of Delaware, asserting that the Company’s approved cocaine hydrochloride product infringes three patents issued to the competitor. On June 19, 2020, the Company filed an answer and counterclaim, alleging that the Company either does not infringe or the three asserted patents are invalid. In addition, the Company sought a declaration that, as to the competitor’s three additional patents not asserted against the Company, they are either not infringed or invalid. The competitor filed a motion to dismiss a portion of the counterclaim and the Company filed a response in opposition to the motion. The Company continues to market its approved cocaine hydrochloride product.

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

On June 1, 2020, a class action complaint was served upon the Company and approximately forty-five (45) other companies asserting claims for personal injury arising from the presence of NDMA in Ranitidine products. The complaint is consolidated in a multidistrict litigation (“MDL”) pending in the United States District Court for the Southern District of Florida. A similar complaint was filed in state court in New Mexico and served upon the Company by the State of Mexico in July 2020. The Company has learned that several other similar class action complaints naming the Company and others were filed but, to date, none of those complaints have been served upon the Company. The Company has filed a motion to dismiss the complaint filed in the MDL and has filed a motion to transfer the complaint filed in the New Mexico state court to the MDL. The Company has placed its insurance carrier on notice of the claim and the carrier has appointed counsel to defend the Company.

Cost of Sales, including amortization of intangibles. Cost of sales, including amortization of intangibles, for the first quarter of Fiscal Year 2021 increased 19% to $100.8 million from $84.7 million in the same prior-year period. The increase was primarily attributable to product mix as well as increased product royalties expense related to various distribution agreements. Product royalties expense included in cost of sales totaled $18.1 million for the first quarter of Fiscal Year 2021 and $16.3 million for the first quarter of Fiscal Year 2020. Amortization expense included in cost of sales totaled $8.6 million for the first quarter of Fiscal 2021 and $7.0 million for the first quarter of Fiscal 2020.

Gross Profit. Gross profit for the first quarter of Fiscal 2021 decreased 40% to $25.7 million or 20% of net sales. In comparison, gross profit for the first quarter of Fiscal 2020 was $42.7 million or 33% of net sales. The decrease in gross profit percentage was primarily attributable to lower volumes of Fluphenazine, which had higher than average gross profit margins, as well as overall lower average selling prices of our products and increased product royalties expense related to various distribution agreements.

Research and Development Expenses. Research and development expenses for the first quarter of Fiscal 2021 decreased 27% to $6.5 million from $8.9 million in Fiscal Year 2020. The decrease was primarily due to lower R&D expenses as a result of timing of certain milestones related to product development projects as well as employee headcount reductions related to the 2020 Restructuring Plan.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 29% to $15.1 million in the first quarter of Fiscal Year 2021 compared with $21.3 million in Fiscal Year 2020. The decrease was primarily driven by lower incentive-based compensation, lower expenses at the Company’s Cody Labs subsidiary and other cost reduction initiatives.

Other Income (Loss). Interest expense for the three months ended September 30, 2020 totaled $14.5 million compared to $19.3 million for the three months ended September 30, 2019. The decrease was due to a lower weighted-average debt balance in the first quarter of Fiscal 2021 as compared to the prior-year period as well as a lower weighted-average interest rate due to the partial repayment of the outstanding Term Loan A balance with proceeds from the issuance of the Notes. The weighted average interest rate for the first quarter of Fiscal 2021 and 2020 was 8.0% and 9.8%, respectively.

Income Tax. The Company recorded an income tax benefit of $8.0 million in the first quarter of Fiscal Year 2021 as compared to an income tax expense of $1.8 million in the first quarter of Fiscal Year 2020. The effective tax rate for the three months ended September 30, 2020 was 55.1%, compared to (17.2)% for the three months ended September 30, 2019. The effective tax rate for the three months ended September 30, 2020 was higher compared to the three months ended September 30, 2019 primarily due to the CARES Act, which increased the interest expense deductibility limitation in the current year and also allowed the Company to carry back its taxable loss into a prior fiscal year, where the statutory tax rate was 35%.

Net Loss. For the three months ended September 30, 2020, the Company reported net loss of $6.5 million, or $(0.17) per diluted share. Comparatively, net loss in the corresponding prior-year period was $12.2 million, or $(0.32) per diluted share.

Liquidity and Capital Resources

Cash Flow

The Company has historically financed its operations with cash flow generated from operations supplemented with borrowings from various government agencies and financial institutions. At September 30, 2020, working capital was $223.0 million as compared to $228.3 million at June 30, 2020, a decrease of $5.3 million. Current product portfolio sales as well as sales related to future product approvals are anticipated to generate positive cash flow from operations.

Net cash used in operating activities of $12.2 million for the three months ended September 30, 2020 reflected net loss of $6.5 million, adjustments for non-cash items of $18.6 million, as well as cash used through changes in operating assets and liabilities of $24.3 million. In comparison, net cash provided by operating activities of $4.3 million for the three months ended September 30, 2019 reflected net loss of $12.2 million, adjustments for non-cash items of $23.0 million, as well as cash used through changes in operating assets and liabilities of $6.6 million.

Significant changes in operating assets and liabilities from June 30, 2020 to September 30, 2020 were comprised of:

●	An increase in accounts receivable of $13.1 million mainly due to the timing of sales and cash receipts. The Company’s days sales outstanding (“DSO”) at September 30, 2020, based on gross sales for the three months ended September 30, 2020 and gross accounts receivable at September 30, 2020, was 70 days. The level of DSO at September 30, 2020 was comparable to the Company’s expectation that DSO will be in the 70 to 85-day range based on customer payment terms.
●	An increase in income taxes receivable totaling $5.1 million primarily due to additional estimated tax refunds related to provisions of the CARES Act.
●	A decrease in accrued payroll and payroll-related costs of $6.7 million primarily related to payments made in August 2020 in connection with incentive-based compensation accrued in Fiscal Year 2020 as well as the timing of payroll payments.
●	An increase in accounts payable totaling $15.0 million primarily due to the timing of vendor invoices and payments.

Significant changes in operating assets and liabilities from June 30, 2019 to September 30, 2019 were comprised of:

●	An increase in accounts receivable of $8.4 million mainly due to the timing of sales and product launches in the first quarter of Fiscal 2020. The Company’s days sales outstanding (“DSO”) at September 30, 2019, based on gross sales for the three months ended September 30, 2019 and gross accounts receivable at September 30, 2019, was 81 days. The level of DSO at September 30, 2019 was comparable to the Company’s expectation that DSO will be in the 70 to 85-day range based on customer payment terms.
●	An increase in accounts payable totaling $13.4 million primarily due to the timing of payments.
●	A decrease in accrued payroll and payroll-related costs of $7.6 million primarily related to payments made in August 2019 in connection with incentive compensation accrued in Fiscal Year 2019, partially offset by the timing of payroll payments.
●	A decrease in other assets totaling $6.8 million primarily due to receipt of an indemnification asset from UCB related to a government pricing contract compliance review.

Net cash used in investing activities of $6.2 million for the three months ended September 30, 2020 was mainly the result of purchases of property, plant and equipment of $3.2 million and purchases of intangible assets of $3.0 million. Net cash used in investing activities of $21.5 million for the three months ended September 30, 2019 was mainly the result of purchases of intangible assets of $23.5 million and purchases of property, plant and equipment of $4.0 million, partially offset by proceeds from the sale of property, plant and equipment of $6.3 million.

Net cash used in financing activities of $17.2 million for the three months ended September 30, 2020 was due to debt repayments of $16.7 million and purchases of treasury stock totaling $0.8 million, partially offset by proceeds from issuance of stock pursuant to stock compensation plans of $0.3 million. Net cash used in financing activities of $22.0 million for the three months ended September 30, 2019 was due to debt repayments of $96.6 million, purchase of a capped call in connection with the 4.50% Convertible Senior Notes offering totaling $7.1 million, payments of debt issuance costs totaling $3.5 million, and purchases of treasury stock totaling $1.4 million, partially offset by proceeds from the issuance of 4.50% Convertible Senior Notes of $86.3 million and proceeds from issuance of stock pursuant to stock compensation plans of $0.2 million.

Credit Facility and Other Indebtedness

The Company has previously entered into and may enter future agreements with various government agencies and financial institutions to provide additional cash to help finance the Company’s acquisitions, various capital investments and potential strategic opportunities. These borrowing arrangements as of September 30, 2020 are as follows:

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

On December 10, 2018, the Company entered into a second amendment to the Senior Secured Credit Facility and the Credit and Guaranty Agreement. Pursuant to the amendment, the Secured Net Leverage Ratio applicable to the financial leverage ratio covenant was increased from 3.25:1.00 to 4.25:1.00 as of December 31, 2019 and prior to September 30, 2020, and then to 4.00:1.00 as of September 30, 2020. The Amended Senior Secured Credit Facility is also subject to a minimum liquidity covenant, which provides that the Company shall not permit its liquidity as of the last day of any fiscal quarter to be less than $75.0 million. As of September 30, 2020, cash and cash equivalents totaled $108.8 million in addition to availability under our undrawn Revolver totaling $125.0 million. As of September 30, 2020, the Company was in compliance with its financial covenants, which will expire upon repayment of the outstanding Term Loan A on November 25, 2020. The Company anticipates paying down the outstanding Term Loan A balance with cash on hand.

Refer to the Company’s Form 10-K for the fiscal year ended June 30, 2020 for further details on the Amended Senior Secured Credit Facility.

4.50% Convertible Senior Notes due 2026

On September 27, 2019, the Company issued $86.3 million aggregate principal amount of the Notes in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, and used the net proceeds to repay a portion of the outstanding Term Loan A balance. The Notes are senior unsecured obligations of the Company and therefore are not included within the calculation of the Secured Net Leverage Ratio under the existing Amended Senior Secured Credit Facility. The Notes bear interest at an annual rate of 4.50% payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2020. The Notes will mature on October 1, 2026, unless earlier repurchased, redeemed or converted in accordance with their terms. The Notes are convertible into shares of the Company’s common stock at an initial conversion rate of 65.4022 shares per $1,000 principal amount of Notes (which is equivalent to an initial conversion price of approximately $15.29 per share), subject to adjustments upon the occurrence of certain events (but will not be adjusted for any accrued and unpaid interest). The Company may redeem all or a part of the Notes on or after October 6, 2023 at a redemption price equal to 100% of the principal amount of the Notes redeemed, plus accrued and unpaid interest, if any, up to, but excluding, the redemption date, subject to certain conditions relating to the Company’s stock price having been met. Following certain corporate events that occur prior to the maturity date or if the Company delivers a notice of redemption, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its Notes in connection with such corporate event or notice of redemption. The indenture covering the Notes contains certain other customary terms and covenants, including that upon certain events of default occurring and continuing, either the trustee or holders of at least 25% in principal amount of the outstanding Notes may declare 100% of the principal of, and accrued and unpaid interest on, all the Notes to be due and payable.

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

Management plans to attempt, at the appropriate time, to refinance a significant portion of its outstanding long-term debt to reduce principal repayment requirements and eliminate existing financial covenants, which we expect will increase related interest expense, but will positively impact short-term cash flows.

Other Liquidity Matters

Refer to the “Impact of COVID-19 Pandemic” section above for the impact on our future liquidity.

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

Management has identified the following as “Critical Accounting Policies”: Revenue Recognition, Inventories, Income Taxes, Business Combinations, Valuation of Long-Lived Assets, including Intangible Assets, In-Process Research and Development and Share-based Compensation.

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

Refer to the Company’s Form 10-K for the fiscal year ended June 30, 2020 for a description of our remaining Critical Accounting Policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On November 25, 2015, in connection with the acquisition of KUPI, the Company entered into a Senior Secured Credit Facility, which was subsequently amended in June 2016. Based on the variable-rate debt outstanding at September 30, 2020, each 1/8% increase in interest rates would yield $0.8 million of incremental annual interest expense. The Company’s variable-rate debt is subject to a 1.0% London Inter-bank Offered Rate (“LIBOR”) floor.

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

Change in Internal Control Over Financial Reporting

There has been no change in Lannett’s internal control over financial reporting during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in Note 11 “Legal, Regulatory Matters and Contingencies” of the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and is incorporated by reference herein.

ITEM 1A. RISK FACTORS

Lannett Company, Inc’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020 includes a detailed description of its risk factors.

In the first quarter of Fiscal 2021, the Company updated Item 1A. Risk Factors to include the following:

We may incur product liability losses or recall expenses relating to the sale of products containing nitrosamines.

According to FDA guidance, nitrosamine impurities, including, among others, N-nitrosodimethylamine (“NDMA”) may increase the risk of cancer if people are exposed to them above acceptable levels and over long periods of time, but a person taking a drug that contains nitrosamines at-or-below the acceptable daily intake limits every day for 70 years is not expected to have an increased risk of cancer. FDA published a guidance entitled “Control of Nitrosamine Impurities in Human Drugs” that recommends steps manufacturers of APIs and drug products should take to detect and prevent unacceptable levels of nitrosamine impurities in pharmaceutical products. Lannett initiated an internal risk assessment and control strategy for nitrosamines prior to issuance of the guidance. In some cases where its marketed products contain nitrosamines above published FDA acceptable levels (such as ranitidine), Lannett may be required to recall affected product, such as Lannett’s ranitidine product, which was subject to an industry wide recall when NDMA was discovered as a byproduct of the manufacturing process. Subsequent to the recall of its ranitidine product, Lannett was named a defendant in a series of product liability lawsuits. Product liability claims and lawsuits, safety alerts, product recalls or corrective actions, regardless of their ultimate outcome, could have a material adverse effect on our business and reputation and on our ability to attract and retain customers. We are unable to predict at this time if any other Lannett products will be adversely impacted by the global pharmaceutical nitrosamine review.

As part of our risk management policy, we carry third-party product liability insurance coverage; however, the insurance industry recently adopted an exclusion into its comprehensive general liability policies for nitrosamine impurities. To the extent that any of Lannett’s products are subject to recall as a result of nitrosamine impurities and/or is subject to lawsuit arising out of the presence of nitrosamine impurities in its products, such losses may not be covered by insurance and could have a material adverse effect on our profitability and financial condition.

ITEM 6. EXHIBITS

(a)	A list of the exhibits required by Item 601 of Regulation S-K to be filed as a part of this Form 10-Q is shown on the Exhibit Index filed herewith.

Exhibit Index

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document – the instance document does not appear within the Interactive Data File because its XRBL tags are embedded within the Inline XRBL Document	Filed Herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XRBL tags are embedded within the Inline XRBL document	Filed Herewith

*   Furnished Herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANNETT COMPANY, INC.

Dated: November 5, 2020	By:	/s/ Timothy Crew
Timothy Crew
Chief Executive Officer

Dated: November 5, 2020	By:	/s/ John Kozlowski
John Kozlowski
Vice President of Finance, Chief Financial Officer and Principal Accounting Officer