Form 10-Q
period 2020-12-31
LANNETT CO INC
filed 2021-02-04
CIK 57725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-12 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each class of the registrant’s common stock, as of the latest practical date.

Class	Outstanding as of January 31, 2021
Common stock, par value $0.001 per share	41,401,730

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LANNETT COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share and per share data)

	December 31, 2020	June 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$34,224	$144,329
Accounts receivable, net	160,131	125,688
Inventories	122,204	142,867
Income taxes receivable	64,570	14,419
Assets held for sale	2,678	2,678
Other current assets	23,993	13,227
Total current assets	407,800	443,208
Property, plant and equipment, net	173,157	179,518
Intangible assets, net	163,488	374,735
Operating lease right-of-use assets	8,650	9,343
Deferred tax assets	132,409	117,890
Other assets	14,767	11,861
TOTAL ASSETS	$900,271	$1,136,555

LIABILITIES
Current liabilities:
Accounts payable	$42,670	$32,535
Accrued expenses	4,092	14,962
Accrued payroll and payroll-related expenses	8,946	16,304
Rebates payable	43,791	38,175
Royalties payable	20,782	20,863
Restructuring liability	161	27
Current operating lease liabilities	2,115	1,097
Short-term borrowings and current portion of long-term debt	39,345	88,189
Other current liabilities	1,770	2,713
Total current liabilities	163,672	214,865
Long-term debt, net	578,483	592,940
Long-term operating lease liabilities	9,233	9,844
Other liabilities	19,625	16,010
TOTAL LIABILITIES	771,013	833,659
Commitments and contingencies (Notes 11 and 12)

STOCKHOLDERS’ EQUITY
Common stock ($0.001 par value, 100,000,000 shares authorized; 40,832,843 and 39,963,127 shares issued; 39,504,777 and 38,798,787 shares outstanding at December 31, 2020 and June 30, 2020, respectively)	41	40
Additional paid-in capital	326,939	321,164
Accumulated deficit	(179,738)	(1,291)
Accumulated other comprehensive loss	(595)	(627)
Treasury stock (1,328,066 and 1,164,340 shares at December 31, 2020 and June 30, 2020, respectively)	(17,389)	(16,390)
Total stockholders’ equity	129,258	302,896
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$900,271	$1,136,555

The accompanying notes are an integral part of the Consolidated Financial Statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Net sales	$133,920	$136,110	$260,399	$263,452
Cost of sales	124,488	86,663	216,675	164,319
Amortization of intangibles	8,657	8,153	17,246	15,181
Gross profit	775	41,294	26,478	83,952
Operating expenses:
Research and development expenses	5,644	6,906	12,183	15,846
Selling, general and administrative expenses	13,730	17,421	28,866	38,729
Restructuring expenses	—	192	4,043	1,580
Asset impairment charges	198,000	—	198,000	1,618
Total operating expenses	217,374	24,519	243,092	57,773
Operating income (loss)	(216,599)	16,775	(216,614)	26,179
Other income (loss):
Loss on extinguishment of debt	—	—	—	(2,145)
Investment income	43	430	88	1,159
Interest expense	(13,496)	(16,694)	(27,982)	(35,986)
Other	28	(735)	5	199
Total other loss	(13,425)	(16,999)	(27,889)	(36,773)
Loss before income tax	(230,024)	(224)	(244,503)	(10,594)
Income tax benefit	(58,076)	(5,308)	(66,056)	(3,521)
Net income (loss)	$(171,948)	$5,084	$(178,447)	$(7,073)

Earnings (loss) per common share:
Basic	$(4.36)	$0.13	$(4.55)	$(0.18)
Diluted (1)	$(4.36)	$0.13	$(4.55)	$(0.18)

Weighted average common shares outstanding:
Basic	39,443,441	38,605,052	39,257,211	38,457,159
Diluted (1)	39,443,441	40,557,503	39,257,211	38,457,159
(1)	See Note 14 “Earnings (Loss) Per Common Share” for details on calculation.

The accompanying notes are an integral part of the Consolidated Financial Statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(In thousands)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Net income (loss)	$(171,948)	$5,084	$(178,447)	$(7,073)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(47)	83	32	37
Total other comprehensive income (loss)	(47)	83	32	37
Comprehensive income (loss)	$(171,995)	$5,167	$(178,415)	$(7,036)

The accompanying notes are an integral part of the Consolidated Financial Statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Three months ended December 31, 2020
					Accumulated
	Common Stock		Additional		Other		Total
	Shares		Paid-In	Accumulated	Comprehensive	Treasury	Stockholders’
	Issued	Amount	Capital	Deficit	Loss	Stock	Equity
Balance, September 30, 2020	40,687	$41	$324,788	$(7,790)	$(548)	$(17,176)	$299,315
Shares issued in connection with share-based compensation plans	145	—	160	—	—	—	160
Share-based compensation	—	—	1,991	—	—	—	1,991
Purchase of treasury stock	—	—	—	—	—	(213)	(213)
Other comprehensive loss	—	—	—	—	(47)	—	(47)
Net loss	—	—	—	(171,948)	—	—	(171,948)
Balance, December 31, 2020	40,832	$41	$326,939	$(179,738)	$(595)	$(17,389)	$129,258

	Three months ended December 31, 2019
					Accumulated
	Common Stock		Additional		Other		Total
	Shares		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Issued	Amount	Capital	Earnings	Loss	Stock	Equity
Balance, September 30, 2019	39,630	$40	$314,645	$19,918	$(661)	$(15,838)	$318,104
Shares issued in connection with share-based compensation plans	222	—	360	—	—	—	360
Share-based compensation	—	—	2,007	—	—	—	2,007
Purchase of treasury stock	—	—	—	—	—	(466)	(466)
Other comprehensive income	—	—	—	—	83	—	83
Net income	—	—	—	5,084	—	—	5,084
Balance, December 31, 2019	39,852	$40	$317,012	$25,002	$(578)	$(16,304)	$325,172

	Six months ended December 31, 2020
					Accumulated
	Common Stock		Additional		Other		Total
	Shares		Paid-In	Accumulated	Comprehensive	Treasury	Stockholders’
	Issued	Amount	Capital	Deficit	Loss	Stock	Equity
Balance, June 30, 2020	39,963	$40	$321,164	$(1,291)	$(627)	$(16,390)	$302,896
Shares issued in connection with share-based compensation plans	869	1	442	—	—	—	443
Share-based compensation	—	—	5,333	—	—	—	5,333
Purchase of treasury stock	—	—	—	—	—	(999)	(999)
Other comprehensive income	—	—	—	—	32	—	32
Net loss	—	—	—	(178,447)	—	—	(178,447)
Balance, December 31, 2020	40,832	$41	$326,939	$(179,738)	$(595)	$(17,389)	$129,258

	Six months ended December 31, 2019
					Accumulated
	Common Stock		Additional		Other		Total
	Shares		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Issued	Amount	Capital	Earnings	Loss	Stock	Equity
Balance, June 30, 2019	38,970	$39	$317,023	$32,075	$(615)	$(14,481)	$334,041
Shares issued in connection with share-based compensation plans	882	1	595	—	—	—	596
Share-based compensation	—	—	6,466	—	—	—	6,466
Purchase of treasury stock	—	—	—	—	—	(1,823)	(1,823)
Other comprehensive income	—	—	—	—	37	—	37
Purchase of capped call	—	—	(7,072)	—	—	—	(7,072)
Net loss	—	—	—	(7,073)	—	—	(7,073)
Balance, December 31, 2019	39,852	$40	$317,012	$25,002	$(578)	$(16,304)	$325,172

The accompanying notes are an integral part of the Consolidated Financial Statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended
	December 31,
	2020	2019
OPERATING ACTIVITIES:
Net loss	$(178,447)	$(7,073)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	28,717	26,878
Deferred income tax benefit	(14,519)	(2,209)
Share-based compensation	5,333	6,466
Asset impairment charges	198,000	1,618
Gain on sale/disposal of assets	(24)	(1,195)
Loss on extinguishment of debt	—	2,145
Amortization of debt discount and other debt issuance costs	6,239	7,571
Provision for inventory write-downs	23,214	6,054
Other noncash expenses	635	829
Changes in assets and liabilities which provided (used) cash:
Accounts receivable, net	(34,443)	6,254
Inventories	(2,551)	(14,173)
Income taxes receivable/payable	(50,065)	(8,982)
Other assets	(7,248)	5,801
Rebates payable	5,616	2,272
Royalties payable	(81)	4,083
Restructuring liability	134	(1,800)
Operating lease liability	407	(716)
Accounts payable	10,135	17,390
Accrued expenses	(10,870)	4,988
Accrued payroll and payroll-related expenses	(7,358)	(7,686)
Other liabilities	2,586	(801)
Net cash provided by (used in) operating activities	(24,590)	47,714
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(5,129)	(8,796)
Proceeds from sale of property, plant and equipment	44	6,288
Advance to VIE	—	(250)
Purchases of intangible assets	(4,000)	(27,250)
Net cash used in investing activities	(9,085)	(30,008)
FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	86,250
Purchase of capped call	—	(7,072)
Repayments of long-term debt	(68,516)	(113,278)
Proceeds from issuance of stock	443	596
Payment of debt issuance costs	(2,390)	(3,489)
Purchase of treasury stock	(999)	(1,823)
Net cash used in financing activities	(71,462)	(38,816)
Effect on cash and cash equivalents of changes in foreign exchange rates	32	37
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(105,105)	(21,073)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	144,329	140,249
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$39,224	$119,176

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$21,844	$27,762
Income taxes paid (refunded)	$(1,473)	$7,670
Accrued purchases of property, plant and equipment	$994	$2,304

The accompanying notes are an integral part of the Consolidated Financial Statements.

LANNETT COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for the presentation of interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited financial statements do not include all the information and footnotes necessary for a comprehensive presentation of the financial position, results of operations and cash flows for the periods presented. In the opinion of management, the unaudited financial statements include all the normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Operating results for the three and six months ended December 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2021. These unaudited financial statements should be read in combination with the other Notes in this section; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 2; and the Consolidated Financial Statements, including the Notes to the Consolidated Financial Statements, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020. The Consolidated Balance Sheet as of June 30, 2020 was derived from audited financial statements.

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

In light of the economic impacts of COVID-19, the Company reviewed the assets on our Consolidated Balance Sheet as of December 31, 2020, including intangible and other long-lived assets. Based on our review, the Company determined that no impairments or other write-downs specifically related to COVID-19 were necessary during the first six months of Fiscal Year 2021. Our assessment is based on information currently available and is highly reliant on various assumptions. Changes in market conditions could impact the Company’s future outlook and may lead to impairments in the future.

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

Cash, cash equivalents and restricted cash

The Company considers all highly liquid investments with original maturities less than or equal to three months at the date of purchase to be cash and cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value, and consist of bank deposits and money market funds. The Company maintains its cash deposits and cash equivalents at well-known, stable financial institutions. Such amounts frequently exceed insured limits. In connection with the Amendment No. 4 to the Term Loan B Facility, which is discussed in further detail in Note 10 “Long-Term Debt,” the Company is required to maintain at least $5 million in a deposit account at all times, subject to control by the administrative agent. At December 31, 2020, the Company classified this balance as restricted cash, which is included in other assets.

Presented in the table below is a reconciliation of the cash, cash equivalents and restricted cash amounts presented on the Consolidated Balance Sheets to the sum of such amounts presented on the Consolidated Statements of Cash Flows for the periods ended December 31, 2020 and 2019.

	December 31, 2020	December 31, 2019
Cash and cash equivalents	$34,224	$119,176
Restricted cash, included in other assets	5,000	—
Cash, cash equivalents and restricted cash as presented on the Consolidated Statements of Cash Flows	$39,224	$119,176

Allowance for doubtful accounts

On July 1, 2020, the Company adopted guidance issued by the FASB in ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which requires the Company to recognize an allowance that reflects a current estimate of credit losses expected to be incurred over the life of the financial asset, including trade receivables. The adoption of ASU 2016-13 did not have a material impact on the Company’s Consolidated Financial Statements for the three and six months ended December 31, 2020. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time balances are past due, the Company’s previous loss history, the customer’s current ability to pay its obligations to the Company and the expected condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they are determined to be uncollectible.

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

Segment Information

The Company operates in one reportable segment, generic pharmaceuticals. As such, the Company aggregates its financial information for all products. The table below identifies the Company’s net sales by medical indication for the three and six months ended December 31, 2020 and 2019.

	Three Months Ended		Six Months Ended
(In thousands)	December 31,		December 31,
Medical Indication	2020	2019	2020	2019
Analgesic	$3,572	$2,111	$6,692	$3,995
Anti-Psychosis	13,317	22,697	26,345	50,730
Cardiovascular	16,336	23,972	36,050	45,579
Central Nervous System	24,614	19,331	47,139	38,588
Endocrinology	9,496	—	12,729	—
Gastrointestinal	18,575	18,313	35,675	35,275
Infectious Disease	23,044	18,078	44,976	29,973
Migraine	6,083	10,878	15,773	20,021
Respiratory/Allergy/Cough/Cold	2,267	3,075	3,693	5,781
Urinary	1,361	1,233	2,819	1,668
Other	8,410	9,934	16,044	19,796
Contract manufacturing revenue	6,845	6,488	12,464	12,046
Total net sales	$133,920	$136,110	$260,399	$263,452

Customer, Supplier and Product Concentration

The following table presents the percentage of total net sales, for the three and six months ended December 31, 2020 and 2019, for certain of the Company’s products, defined as products containing the same active ingredient or combination of ingredients, which accounted for at least 10% of net sales in any of those periods:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Product 1	15%	10%	15%	9%
Product 2	8%	15%	8%	18%

The following table presents the percentage of total net sales, for the three and six months ended December 31, 2020 and 2019, for certain of the Company’s customers which accounted for at least 10% of net sales in any of those periods:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Customer A	26%	21%	26%	23%
Customer B	21%	26%	22%	26%
Customer C	12%	8%	11%	10%

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

Self-Insurance

The Company self-insures for certain employee medical and prescription benefits. The Company also maintains stop loss coverage with third party insurers to limit its total liability exposure. The liability for self-insured risks is primarily calculated using independent third-party actuarial valuations which take into account actual claims, claims growth and claims incurred but not yet reported. Actual experience, including claim frequency and severity as well as health-care inflation, could result in different liabilities than the amounts currently recorded. The liability for self-insured risks under this plan was not material to the consolidated financial position of the Company as of December 31, 2020 and June 30, 2020.

Income Taxes

The Company uses the liability method to account for income taxes as prescribed by ASC 740, Income Taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense (benefit) is the result of changes in deferred tax assets and liabilities. Deferred income tax assets and liabilities are adjusted to recognize the effects of changes in tax laws or enacted tax rates in the period during which they are signed into law. The Company evaluates the need for a valuation allowance each reporting period weighing all positive and negative evidence. The factors used to assess the likelihood of realization include, but are not limited to, the Company’s forecast of future taxable income, historical results of operations, statutory expirations and available tax planning strategies and actions that could be implemented to realize the net deferred tax assets. Under ASC 740, Income Taxes, a valuation allowance is required when it is more likely than not that all or some portion of the deferred tax assets will not be realized. The Company continues to closely monitor the need for a valuation against its deferred tax assets in light of recent pre-tax losses while also giving consideration to our forecasted taxable income, which is inherently uncertain and subject to change based on market conditions. Further near-term losses along with significant changes to our forecasted income could affect the ultimate realization of our deferred tax assets and could result in an increase in the Company’s effective tax rate on future earnings.

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

On March 27, 2020, in response to COVID-19 and its detrimental impact to the global economy, former President Trump signed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) into law, which provides a stimulus to the U.S. economy in the form of various individual and business assistance programs as well as temporary changes to existing tax law. Among the changes to the provision in business tax laws include a five-year net operating loss carryback for the Fiscal 2019 - 2021 tax years, a deferral of the employer’s portion of certain payroll tax, and an increase in the interest expense deductibility limitation for the Fiscal 2020 and 2021 tax years. ASC 740 requires the tax effects of changes in tax laws or rates to be recorded in the period of enactment. As a result of the CARES Act, the Company carried back its Fiscal 2020 taxable loss into the Fiscal 2015 tax year.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which changes the impairment model used to measure credit losses for most financial assets. We are required to recognize an allowance that reflects the Company’s current estimate of credit losses expected to be incurred over the life of the financial asset, including trade receivables. The Company adopted this guidance in the first quarter of Fiscal 2021. The adoption of ASU 2016-13 did not have a material impact on the Company’s Consolidated Financial Statements for the three and six months ended December 31, 2020.

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

Note 4. Restructuring Charges

2020 Restructuring Plan

On July 10, 2020, the Board of Directors authorized a restructuring and cost savings plan (the “2020 Restructuring Plan”) to enhance manufacturing efficiencies, streamline operations and reduce the Company’s cost structure. The 2020 Restructuring Plan was implemented, in part, as a result of previously anticipated near-term competition and pricing pressure with respect to certain key products. The 2020 Restructuring Plan includes the consolidation of the Company’s R&D function into a single location in Philadelphia, PA, lowering operating costs and reducing the workforce by approximately 80 positions, equal to approximately 8.5% of the Company’s total number of employees. The 2020 Restructuring Plan was initiated on July 13, 2020 and is complete as of December 31, 2020.

The Company incurred $4.0 million in severance-related costs in the first six months of Fiscal 2021 in connection with the 2020 Restructuring Plan. The Company expects the 2020 Restructuring Plan to result in annual cost savings in excess of $15.0 million.

A reconciliation of the changes in restructuring liabilities associated with the 2020 Restructuring Plan from June 30, 2020 through December 31, 2020 is set forth in the following table:

Employee
(In thousands)	Separation Costs
Balance at June 30, 2020	$—
Restructuring Charges	4,043
Payments	(3,882)
Balance at December 31, 2020	$161

Note 5. Accounts Receivable, net

Accounts receivable, net consisted of the following components at December 31, 2020 and June 30, 2020:

	December 31,	June 30,
(In thousands)	2020	2020
Gross accounts receivable	$320,337	$271,557
Less: Chargebacks reserve	(81,456)	(61,877)
Less: Rebates reserve	(19,041)	(24,536)
Less: Returns reserve	(39,267)	(40,796)
Less: Other deductions	(19,348)	(17,557)
Less: Allowance for doubtful accounts	(1,094)	(1,103)
Accounts receivable, net	$160,131	$125,688

For the three months ended December 31, 2020, the Company recorded a provision for chargebacks, rebates (including rebates presented as rebates payable), returns and other deductions of $191.5 million, $43.4 million, $5.2 million and $20.8 million, respectively. For the three months ended December 31, 2019, the Company recorded a provision for chargebacks, rebates (including rebates presented as rebates payable), returns and other deductions of $199.6 million, $58.3 million, $6.5 million and $28.7 million, respectively.

For the six months ended December 31, 2020, the Company recorded a provision for chargebacks, rebates (including rebates presented as rebates payable), returns and other deductions of $379.8 million, $77.7 million, $10.7 million and $36.6 million, respectively. For the six months ended December 31, 2019, the Company recorded a provision for chargebacks, rebates (including rebates presented as rebates payable), returns and other deductions of $407.5 million, $116.8 million, $10.2 million and $41.4 million, respectively.

The following table identifies the activity and ending balances of each major category of revenue-related reserve for the six months ended December 31, 2020 and 2019:

Reserve Category
(In thousands)	Chargebacks	Rebates	Returns	Other	Total
Balance at June 30, 2020	$61,877	$62,711	$40,796	$17,557	$182,941
Current period provision	379,821	77,657	10,652	36,624	504,754
Credits issued during the period	(360,242)	(77,536)	(12,181)	(34,833)	(484,792)
Balance at December 31, 2020	$81,456	$62,832	$39,267	$19,348	$202,903

Reserve Category
(In thousands)	Chargebacks	Rebates	Returns	Other	Total
Balance at June 30, 2019	$89,567	$78,274	$55,554	$18,128	$241,523
Current period provision	407,523	116,803	10,217	41,424	575,967
Credits issued during the period	(427,293)	(119,701)	(11,120)	(33,450)	(591,564)
Balance at December 31, 2019	$69,797	$75,376	$54,651	$26,102	$225,926

For the three months ending December 31, 2020 and 2019, as a percentage of gross sales the provision for chargebacks was 49.3% and 47.2%, the provision for rebates was 11.2% and 13.8%, the provision for returns was 1.3% and 1.5% and the provision for other adjustments was 5.4% and 6.8%, respectively.

For the six months ending December 31, 2020 and 2019, as a percentage of gross sales the provision for chargebacks was 50.5% and 49.3%, the provision for rebates was 10.3% and 14.1%, the provision for returns was 1.4% and 1.2% and the provision for other adjustments was 4.9% and 5.0%, respectively.

The increase in the chargebacks reserve was primarily due to timing of sales and product mix. The rebates reserve also increased due to the timing of sales and product mix but was offset by lower sales of Fluphenazine in Fiscal 2021, which had higher than average government-related rebates. Historically, we have not recorded any material amounts in the current period related to reversals or additions of prior period reserves. If the Company were to record a material reversal or addition of any prior period reserve amount, it would be separately disclosed.

Note 6. Inventories

Inventories at December 31, 2020 and June 30, 2020 consisted of the following:

	December 31,	June 30,
(In thousands)	2020	2020
Raw Materials	$49,539	$59,703
Work-in-process	18,281	12,235
Finished Goods	54,384	70,929
Total	$122,204	$142,867

During the three months ended December 31, 2020 and 2019, the Company recorded write-downs to net realizable value for excess and obsolete inventory of $20.6 million and $2.5 million, respectively. During the six months ended December 31, 2020 and 2019, the Company recorded write-downs to net realizable value for excess and obsolete inventory of $23.2 million and $6.1 million, respectively. The increase in write-downs for excess and obsolete inventory was primarily related to the discontinuation of certain product lines during the second quarter of Fiscal 2021, which is discussed further in Note 9 “Intangible Assets.”

Note 7. Property, Plant and Equipment, net

Property, plant and equipment, net at December 31, 2020 and June 30, 2020 consisted of the following:

		December 31,	June 30,
(In thousands)	Useful Lives	2020	2020
Land	—	$1,783	$1,783
Building and improvements	10 - 39 years	103,256	100,285
Machinery and equipment	5 - 10 years	168,036	164,704
Furniture and fixtures	5 - 7 years	3,402	3,116
Less accumulated depreciation		(114,359)	(102,983)
		162,118	166,905
Construction in progress		11,039	12,613
Property, plant and equipment, net		$173,157	$179,518

Depreciation expense for the three months ended December 31, 2020 and 2019 was $5.7 million and $5.9 million, respectively. Depreciation expense for the six months ended December 31, 2020 and 2019 was $11.5 million and $11.7 million, respectively.

Property, plant and equipment, net included amounts held in foreign countries in the amount of $0.6 million at December 31, 2020 and June 30, 2020.

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

Financial Instruments Disclosed, But Not Reported, at Fair Value

We estimate the fair value of our debt utilizing market quotations for debt that have quoted prices in active markets. Since our debt does not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities (Level 2). The estimated fair value of our term loan debt was approximately $541 million and $608 million as of December 31, 2020 and June 30, 2020, respectively. The estimated fair value of our 4.50% Convertible Senior Notes was approximately $54 million and $58 million as of December 31, 2020 and June 30, 2020, respectively. The fair value as of December 31, 2020 was lower than the carrying value primarily due to the Company’s stock price at December 31, 2020 as compared to the $15.29 conversion price.

Non-recurring Fair Value Measurements

The Company has certain assets that are measured at fair value on a non-recurring basis and are adjusted to fair value only when the carrying values are greater than the fair values. These assets are subject to fair value adjustments when there is evidence of impairment. The Company’s estimation of the fair value of intangible assets for impairment represents a Level 3 fair value measurement, due to the use of internal and external projections and unobservable measurement inputs. Based on an impairment analysis performed, the Company adjusted the KUPI product rights assets and the KUPI in-process research and development asset to its fair value, $84.0 million and $4.0 million respectively, as of December 31, 2020. Refer to Note 9 “Intangible Assets” for further information.

Note 9. Intangible Assets

Intangible assets, net as of December 31, 2020 and June 30, 2020 consisted of the following:

	Weighted	Gross Carrying Amount		Accumulated Amortization		Intangible Assets, Net
	Avg. Life	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,
(In thousands)	(Yrs.)	2020	2020	2020	2020	2020	2020
Definite-lived:
KUPI product rights	15	83,955	416,154	—	(125,327)	83,955	290,827
KUPI trade name	2	2,920	2,920	(2,920)	(2,920)	—	—
KUPI other intangible assets	15	19,000	19,000	(6,462)	(5,828)	12,538	13,172
Silarx product rights	15	20,000	20,000	(4,223)	(3,556)	15,777	16,444
Other product rights	10	54,718	50,718	(7,500)	(5,426)	47,218	45,292
Total definite-lived		$180,593	$508,792	$(21,105)	$(143,057)	$159,488	$365,735

Indefinite-lived:
KUPI in-process research and development	—	$4,000	$9,000	$—	$—	$4,000	$9,000
Total indefinite-lived		4,000	9,000	—	—	4,000	9,000
Total intangible assets, net		$184,593	$517,792	$(21,105)	$(143,057)	$163,488	$374,735

For the three months ended December 31, 2020 and 2019, the Company recorded amortization expense of $8.7 million and $8.2 million, respectively. For the six months ended December 31, 2020 and 2019, the Company recorded amortization expense of $17.2 million and $15.2 million, respectively.

In December 2020, the Company reviewed its product portfolio and decided to discontinue 23 lower gross margin product lines, including product lines that were acquired through various past business and product acquisitions. As a result of the discontinuance and the reduction in net sales and gross margin of certain other product lines, the Company determined that such decision represents a “triggering event” and, therefore, commenced an analysis to determine the potential for impairment of certain long-lived assets, primarily its intangible assets. Based on that analysis, the Company recorded an impairment charge of $193.0 million related to the KUPI product rights intangible assets during the second quarter of Fiscal 2021. The impairment charge is primarily a result of the decline in net sales and gross margin of certain product lines acquired in connection with the KUPI acquisition, including those product lines being discontinued.

In the second quarter of Fiscal 2021, the Company also recorded a $5.0 million impairment charge to its KUPI in-process research and development intangible asset due to delays in the expected launch of a product within the portfolio, which results in reduced projected cash flows.

In November 2020, the Company entered into Amendment No. 2 to License and Supply Agreement (the “2020 Amendment”) with Recro Gainesville LLC (“Recro”), which amended the Company’s agreement with Recro to exclusively distribute Verelan PM ®, Verelan SR ®, and Verapamil PM. In accordance with the Company’s policy to expense costs to renew or extend the term of a recognized intangible asset as incurred, the Company recorded $5.0 million in consideration to renew the Company’s distribution agreement during the second quarter of Fiscal Year 2021, which is included within cost of sales on the Consolidated Statements of Operations.

Future annual amortization expense consisted of the following as of December 31, 2020:

(In thousands)	Amortization
Fiscal Year Ending June 30,	Expense
2021	$7,675
2022	16,950
2023	16,649
2024	16,349
2025	15,949
Thereafter	85,916
$159,488

Note 10. Long-Term Debt

Long-term debt, net consisted of the following:

	December 31,	June 30,
(In thousands)	2020	2020
Term Loan A	$—	$48,844
Unamortized discount and other debt issuance costs	—	(433)
Term Loan A, net	—	48,411
Term Loan B due 2022; 6.38% as of December 31, 2020	553,185	572,857
Unamortized discount and other debt issuance costs	(18,746)	(23,278)
Term Loan B, net	534,439	549,579
4.50% Convertible Senior Notes due 2026	86,250	86,250
Unamortized discount and other debt issuance costs	(2,861)	(3,111)
4.50% Convertible Senior Notes, net	83,389	83,139
$125 million Revolving Credit Facility	—	—
$30 million ABL Credit Facility	—	—
Total debt, net	617,828	681,129
Less short-term borrowings and current portion of long-term debt	(39,345)	(88,189)
Total long-term debt, net	$578,483	$592,940

The weighted average interest rate for the three months ended December 31, 2020 and 2019 was 7.8% and 8.6%, respectively. The weighted average interest rate for the six months ended December 31, 2020 and 2019 was 7.9% and 9.2%, respectively. The Company paid off the outstanding balance of the Term Loan A of $42.0 million on November 25, 2020 with cash on hand. The Company’s undrawn $125 million Revolving Credit Facility also expired on November 25, 2020.

Long-term debt amounts due, for the twelve-month periods ending December 31 are as follows:

Amounts Payable
(In thousands)	to Institutions
2021	$39,345
2022	513,840
2023	—
2024	—
2025	—
Thereafter	86,250
Total	$639,435

On December 7, 2020, the Company entered into a credit and guaranty agreement, which provides for an asset-based revolving credit facility (the “ABL Credit Facility”) of up to $30 million, subject to borrowing base availability, and includes letter of credit and swing line sub-facilities. Borrowing availability under the ABL Credit Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of eligible accounts receivable less certain reserves and subject to certain other adjustments as set forth in the ABL Credit Agreement. Availability is reduced by issuance of letters of credit as well as any borrowings. The final maturity of the ABL Credit Facility is December 7, 2023, unless the aggregate outstanding principal amount of any of the Term Loan B Facility (as defined below) or other material indebtedness exceeds $35,000,000 on the date that is 91 days prior to the maturity date with respect to such other indebtedness, in which case the final maturity shall instead be such earlier date. Loans outstanding under the ABL Credit Agreement bear interest at a floating rate measured by reference to an adjusted London Inter-Bank Offered Rate (“LIBOR”), subject to a floor of 0.75%, plus an applicable margin of 2.50% per annum. Unused commitments under the ABL Credit Facility are subject to a per annum fee of 0.50%. The obligations under the ABL Credit Agreement are guaranteed by the Company and all of the Company’s existing and future subsidiaries, subject to certain exceptions (collectively, the “Guarantors”), and such obligations and the obligations of the Guarantors are secured by:

●	a perfected security interest in all present and after-acquired accounts receivable, payment intangibles, inventory, deposit accounts, securities accounts, and any cash, cash equivalents or other assets in such accounts and other related assets owned by each Guarantor and the proceeds of the foregoing, except to the extent such proceeds constitute Cash Flow Priority Collateral (as defined below), and subject to certain exceptions (the “ABL Priority Collateral”), which security interest is senior to the security interest in the ABL Priority Collateral securing the Company’s existing Term Loan B Facility; and
●	a perfected security interest in substantially all present and after-acquired tangible and intangible assets of each Guarantor other than the ABL Priority Collateral (the “Cash Flow Priority Collateral”), which security interest is junior to the security interest in the Cash Flow Priority Collateral securing the Term Loan B Facility.

The ABL Credit Agreement contains customary representations and warranties and customary affirmative covenants and negative covenants. The negative covenants include restrictions on, among other things: the incurrence of additional indebtedness; the incurrence of additional liens; dividends or other distributions on equity; the purchase, redemption or retirement of capital stock; the payment or redemption of certain indebtedness; the nature of the business activity of the Company and its subsidiaries; loans, guarantees and other investments; entering into other agreements that create restrictions on the ability to pay dividends or make other distributions on equity or create or incur certain liens; asset sales; consolidations or mergers; amendment of certain material documents; changes in fiscal year; and affiliate transactions. The negative covenants are subject to customary exceptions and also permit dividends and other distributions on equity, consolidations, mergers and asset sales, certain acquisitions and other investments, and payments or redemptions of certain indebtedness, in each case upon satisfaction of the “payment conditions”. The payment conditions are deemed satisfied upon Excess Availability (as defined in the ABL Credit Agreement) on the date of the designated action and Excess Availability for the prior 30-day period exceeding agreed-upon thresholds, the absence of the occurrence and continuance of any event of default and, in certain cases, pro forma compliance with a fixed charge coverage ratio of no less than 1.10 to 1.00.

The ABL Credit Agreement includes a minimum fixed charge coverage ratio of no less than 1.10 to 1.00, which is tested only when Excess Availability is less than 15.0% of the lesser of (A) the borrowing base and (B) the then effective commitments under the ABL Credit Facility for three consecutive business days, and continuing until the first day immediately succeeding the last day of 30 consecutive days on which Excess Availability is in excess of such threshold.

The ABL Credit Agreement provides for events of default, which, if any of them occurs, would permit or require the principal, premium, if any, and interest on all of the then outstanding obligations under the ABL Credit Facility to be due and payable immediately and the commitments under the ABL Credit Facility to be terminated.

The Company also entered into Amendment No. 4 to the Credit and Guaranty Agreement, which amends the Term Loan B Facility to permit the incurrence of the ABL Credit Facility and requires the Company to maintain at least $5 million in a deposit account at all times, subject to control by the administrative agent, and a minimum cash balance of $15 million as of the last day of each month. At December 31, 2020, the Company classified the $5 million required deposit account balance as restricted cash, which is included in other assets caption in the Consolidated Balance Sheet. The amendment also replaced Morgan Stanley Senior Funding, Inc. with Alter Domus (US) LLC as administrative agent and collateral agent under the Term Loan B Facility.

The outstanding Term Loan B and ABL Credit Facility amounts above are guaranteed by all of Lannett’s significant wholly-owned domestic subsidiaries and are collateralized by substantially all present and future assets of the Company.

Note 11. Legal, Regulatory Matters and Contingencies

State Attorneys General Inquiry into the Generic Pharmaceutical Industry

In July 2014, the Company received interrogatories and a subpoena from the State of Connecticut Office of the Attorney General concerning its investigation into the pricing of digoxin. According to the subpoena, the Connecticut Attorney General is investigating whether anyone engaged in any activities that resulted in (a) fixing, maintaining or controlling prices of digoxin or (b) allocating and dividing customers or territories relating to the sale of digoxin in violation of Connecticut antitrust law. In June 2016, the Connecticut Attorney General issued interrogatories and a subpoena to an employee of the Company in order to gain access to documents and responses previously supplied to the Department of Justice pursuant to the federal investigation described below. Beginning in December 2016, the Connecticut Attorney General and numerous other State Attorneys General have filed civil complaints against the Company and numerous other companies and individuals relating to alleged anti-competitive behavior as more fully described below.

Based on internal investigations performed to date, the Company currently believes that it has acted in compliance with all applicable laws and regulations.

Federal Investigation into the Generic Pharmaceutical Industry

In November and December 2014, the Company and certain affiliated individuals and customers were served with grand jury subpoenas relating to a federal investigation of the generic pharmaceutical industry into possible violations of the Sherman Act. The subpoenas requested corporate documents of the Company relating to corporate, financial and employee information, communications or correspondence with competitors regarding the sale of generic prescription medications and the marketing, sale, or pricing of certain products, generally for the period of 2005 through the dates of the subpoenas.

The Company received a Civil Investigative Demand (“CID”) from the Department of Justice on May 14, 2018. The CID requested information from 2009-present regarding allegations that the generic pharmaceutical industry engaged in market allocation, price fixing, payment of illegal remuneration and submission of false claims. The Company has responded to the CID.

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

State Attorneys General and Private Plaintiffs Antitrust and Consumer Protection Litigation

In December 2016, the Connecticut Attorney General and various other State Attorneys General filed a civil complaint alleging that six pharmaceutical companies engaged in anti-competitive behavior. The Company was not named in the action and does not compete on the products that formed the basis of the complaint. The complaint was later transferred for pretrial purposes to the United States District Court for the Eastern District of Pennsylvania as part of a multidistrict litigation captioned In re: Generic Pharmaceuticals Pricing Antitrust Litigation (the “MDL”). On October 31, 2017, the State Attorneys General filed a motion for leave to amend their complaint to add numerous additional defendants, including the Company, and claims relating to 13 additional drugs. The District Court granted that motion on June 5, 2018. The State Attorneys General filed their amended complaint on June 18, 2018. The claim relating to Lannett involves alleged price-fixing for one drug, doxycycline monohydrate, but does not involve the pricing for digoxin. The State Attorneys General also allege that all defendants were part of an overarching, industry-wide conspiracy to allocate markets and fix prices generally. On August 15, 2019, the Court denied the defendants' joint motion to dismiss the overarching conspiracy claims, but has yet to decide an individual motion filed by the Company to dismiss the overreaching conspiracy claims as to it.

On May 10, 2019, the State Attorneys General filed a new lawsuit naming the Company, and one of its employees as defendants, along with 33 other companies and individuals. The complaint again alleges an overarching conspiracy and contains claims for price fixing and market allocation under the Sherman Act and related state laws. The complaint focuses on the conduct of another generic pharmaceutical company, and the relationships that company had with other generic companies and their employees. The specific allegations in this complaint against Lannett relate to the Company’s sales of baclofen and levothyroxine. The complaint also names another current employee as a defendant, but the allegations pertain to conduct that occurred prior to their employment by Lannett. In June 2020, the State Attorneys General filed a third overarching conspiracy complaint involving scores of different drugs, including alleged price-fixing by the Company for acetazolamide. Both complaints have been added to the MDL.

In 2016 and 2017, the Company and certain competitors were named as defendants in a number of lawsuits alleging that the Company and certain generic pharmaceutical manufacturers have conspired to fix prices of generic digoxin, levothyroxine, ursodiol and baclofen. These cases are part of a larger group of more than 100 lawsuits generally alleging that over 30 generic pharmaceutical manufacturers and distributors conspired to fix prices for multiple different generic drugs in violation of the federal Sherman Act, various state antitrust laws, and various state consumer protection statutes. The United States also has been granted leave to intervene in the cases. On April 6, 2017, these cases were added to the MDL. The various plaintiffs are grouped into three categories - Direct Purchaser Plaintiffs, End Payer Plaintiffs, and Indirect Reseller Purchasers - and filed Consolidated Amended Complaints (“CACs”) against the Company and the other defendants in August 2017.

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

Following the lead of the state Attorneys General, the Direct Court Purchaser Plaintiffs, End Payer Plaintiffs and Indirect Reseller Plaintiffs filed their own complaints in June 2018 alleging an overarching conspiracy relating to 14 generic drugs in the End Payer complaint and 15 generic drugs in the Indirect Reseller complaint. Although the complaints allege an overarching conspiracy with respect to all of the drugs identified, the specific allegations related to drugs the Company manufactures involve acetazolamide and doxycycline monohydrate.

The Company and the other defendants filed motions to dismiss the overarching conspiracy claims. In August 2019, the Court denied the defendants' joint motion to dismiss the overarching conspiracy claims, but has yet to decide an individual motion filed by the Company to dismiss the overarching conspiracy claims as to it. In addition, between December 2019 and February 2020, the End Payer Plaintiffs, Indirect Reseller Purchasers, and Direct Purchaser Plaintiffs filed separate complaints alleging overarching, industry-wide price-fixing conspiracies modeled on the second one filed by the state Attorneys General. The new complaint involves 135 new drugs in addition to those named in previous complaints. As to the Company, the new drugs involved are pilocarpine HCL, triamterene HCTZ capsules, amantadine HCL, and oxycodone HCL. None of the defendants, including the Company, has responded yet to these new complaints.

Between January 2018 and December 2020, a number of opt-out parties have filed individual complaints or otherwise commenced actions against the Company and dozens of other companies and individuals alleging an overarching conspiracy and individual conspiracies to fix the prices and allocate markets on scores of different drug products, including digoxin, doxycycline, levothyroxine, ursodiol and baclofen. The opt-out parties include various retailers, insurers and county governments, which have filed federal suits in Pennsylvania, New York, California, Minnesota and Texas. All of those complaints have been added to the MDL but none of the defendants, including the Company, has responded to any of the complaints. Other groups of insurers have commenced actions in Pennsylvania state court against the Company and other drug companies by filing writs of summons, which are not complaints but can serve to toll the running of statutes of limitations. Those state-court cases have not been added to the MDL, although the parties have agreed to stay those cases pending further developments in the MDL.

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

On July 13, 2020, the District Court overseeing the MDL selected as “bellwether” cases the second overarching conspiracy case filed by the state Attorneys General in May 2019 as well as individual-conspiracy cases filed by the Direct Purchaser Plaintiffs, End Payer Plaintiffs, and Indirect Reseller Purchasers involving the drugs clobetasol, clomipramine and pravastatin. The Company is a defendant only in the overarching conspiracy case. To date, none of the “bellwether” cases have been scheduled for trial.

The Company believes that it acted in compliance with all applicable laws and regulations. Accordingly, the Company disputes the allegations set forth in these class actions and plans to vigorously defend itself against these claims.

Shareholder Litigation

In November 2016, a putative class action lawsuit was filed against the Company and two of its former officers in the federal district court for the Eastern District of Pennsylvania, alleging that the Company and two of its former officers damaged the purported class by making false and misleading statements regarding the Company’s drug pricing methodologies and internal controls. In December 2017, counsel for the putative class filed a second amended complaint. The Company filed a motion to dismiss the second amended complaint in February 2018. In July 2018, the court granted the Company’s motion to dismiss the second amended complaint. In September 2018, counsel for the putative class filed a third amended complaint alleging that the Company and two of its former officers made false and misleading statements regarding the impact of competition on prices and sales of certain of the Company’s products and regarding the potential effects on the Company of regulatory investigations and antitrust litigation. The Company filed a motion to dismiss the third amended complaint in November 2018. In May 2019, the court denied the Company’s motion to dismiss the third amended complaint. In July 2019, the Company filed an answer to the third amended complaint. On October 1, 2020, the plaintiff filed a motion for class certification. The Company believes it acted in compliance with all applicable laws and plans to vigorously defend itself from these claims. The Company cannot reasonably predict the outcome of the suit at this time.

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

The settlement of the two consolidated cases, which was preliminarily approved by the Court on August 7, 2020, requires the Company to implement certain new corporate policies and pay the plaintiffs’ counsel in the consolidated cases, collectively, the sum of $600,000 in exchange for a release of all liability with respect to both of the consolidated cases. A Settlement Hearing was held on October 7, 2020. At the settlement hearing, the Magistrate Judge issued an oral Report and Recommendation approving the Settlement and denying the objecting parties’ motion to intervene. The time period to object to the Report and Recommendation has expired. On October 22, 2020, the Court adopted the Report and Recommendation, granted the motion for final approval of the settlement, denied the objecting parties’ motion to intervene, and issued a final judgement dismissing the consolidated cases with prejudice. The Company considers these matters closed.

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

In February 2020, a shareholder derivative lawsuit was filed against certain of the Company’s current and former officers, directors and employees in the Court of Chancery of the State of Delaware. The Company was also named as a nominal defendant in the suit. The suit alleges that the defendants breached their fiduciary duties as directors and/or officers of the Company, and were unjustly enriched. On March 16, 2020, the Company filed a motion to dismiss the complaint, and a motion to stay the proceedings. On March 27, 2020, the Company filed its opening brief in support of its motion to stay the proceedings. On April 6, 2020, the parties entered into a stipulation and proposed order to stay the action. The Court granted the stipulation and proposed order that same day. In light of the Final Order and Judgment entered in the two earlier filed consolidated shareholder derivative cases referenced above, the parties agreed to dismiss this action, with prejudice. The Court granted Stipulation of Dismissal with Prejudice on November 4, 2020. The Company considers this matter closed.

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

Sandoz, Inc.

On July 20, 2020, Sandoz, Inc. (“Sandoz”) filed a complaint in federal court in Philadelphia, alleging claims for tortious interference with contract, unfair competition and conversion of confidential information, arising out of Cediprof, Inc.’s (“Cediprof”) termination of Sandoz’s contract to distribute levothyroxine tablets in the United States and certain territories. Along with the complaint, Sandoz filed a motion for a temporary restraining order and preliminary injunction, seeking to enjoin the Company from commencing the distribution of levothyroxine tablets on August 3, 2020. On the same day, Sandoz filed a separate complaint and application for a temporary restraining order and preliminary injunction against Cediprof in federal court in New York, seeking to prevent Cediprof from selling its levothyroxine tablets in the United States and certain of its territories to anyone other than Sandoz. On July 27, 2020, the New York court held a hearing and denied Sandoz’s application for a temporary restraining order, ruling Sandoz had failed to establish irreparable harm. Sandoz subsequently dismissed the complaint and is proceeding against Cediprof in an Arbitration in New York, where the Company has agreed to indemnify Cediprof. On July 28, 2020, the Philadelphia court held a hearing and denied Sandoz’s application for a temporary restraining order, ruling that Sandoz had failed to establish irreparable harm and failed to establish that it is likely to succeed on the merits of its claim against Lannett. On October 5, 2020, the Company filed a motion to dismiss the complaint. On December 28, 2020, the Court granted in part and denied in part the motion, dismissing certain of the claims. The Company has filed a motion to stay the case pending the Arbitration of the Sandoz/Cediprof dispute. On January 11, 2021, the Company filed an answer and counterclaim to the complaint. The Company denies that it tortiously interfered with Sandoz’s contract or that it converted any of Sandoz’s alleged confidential information. Discovery is ongoing and the Company cannot reasonably predict the outcome of this suit at this time.

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

Note 12. Commitments

Leases

At December 31, 2020 and June 30, 2020, the Company has a ROU lease asset of $8.7 million and $9.3 million, respectively, and a ROU liability of $11.3 million and $10.9 million, respectively. The current balance of the ROU liability at December 31, 2020 and June 30, 2020 was $2.1 million and $1.1 million, respectively.

Components of lease cost are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands)	2020	2019	2020	2019
Operating lease cost	$477	$590	$879	$1,071
Variable lease cost	43	32	82	61
Short-term lease cost (a)	108	124	226	279
Total	$628	$746	$1,187	$1,411
(a)	Not recorded on the Consolidated Balance Sheet.

Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

	Six Months Ended
	December 31,
(In thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$809	$966
Non-cash activity:
ROU assets obtained in exchange for new operating lease liabilities	$—	$—

Weighted-average remaining lease term and discount rate for our operating leases are as follows:

	Six Months Ended
	December 31,
	2020		2019
Weighted-average remaining lease term	8	years	9	years
Weighted-average discount rate	8.0%		7.5%

Maturities of lease liabilities by fiscal year for our operating leases are as follows:

(In thousands)	Amounts Due
2021	$1,062
2022	2,125
2023	2,144
2024	2,164
2025	2,183
Thereafter	5,749
Total lease payments	15,427
Less: Imputed interest	4,079
Present value of lease liabilities	$11,348

Other Commitments

During Fiscal 2017, the Company signed an agreement with a company operating in the pharmaceutical business, under which the Company agreed to provide up to $15.0 million in revolving loans, which expires in seven years and bears interest at 2.0%, for the purpose of expansion and other business needs. In Fiscal 2019, the Company sold 50% of the outstanding loan to a third party for $5.6 million, in addition to assigning 50% of all rights, title and interest in the loan and loan documents. As of December 31, 2020, $6.5 million was outstanding under the revolving loan and is included in other assets. Based on the guidance set forth in ASC 810-10 Consolidation, the Company has concluded that it has a variable interest in the entity. However, the Company is not the primary beneficiary to the entity and as such, is not required to consolidate the entity’s results of operations.

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

Note 13. Accumulated Other Comprehensive Loss

The Company’s Accumulated Other Comprehensive Loss was comprised of the following components as of December 31, 2020 and 2019:

	December 31,
(In thousands)	2020	2019
Foreign Currency Translation
Beginning Balance, June 30	$(627)	$(615)
Net income (loss) on foreign currency translation (net of tax of $0 and $0)	32	37
Other comprehensive income (loss), net of tax	32	37
Total Accumulated Other Comprehensive Loss	$(595)	$(578)

Note 14. Earnings (Loss) Per Common Share

A reconciliation of the Company’s basic and diluted earnings (loss) per common share was as follows:

	Three Months Ended
	December 31,
(In thousands, except share and per share data)	2020	2019
Numerator:
Net income (loss)	$(171,948)	$5,084
Interest expense applicable to the Notes, net of tax	—	—
Amortization of debt issuance costs applicable to the Notes, net of tax	—	—
Adjusted “if-converted” net income (loss)	$(171,948)	$5,084

Denominator:
Basic weighted average common shares outstanding	39,443,441	38,605,052
Effect of potentially dilutive options and restricted stock awards	—	1,952,451
Effect of conversion of the Notes	—	—
Diluted weighted average common shares outstanding	39,443,441	40,557,503

Earnings (loss) per common share:
Basic	$(4.36)	$0.13
Diluted	$(4.36)	$0.13

	Six Months Ended
	December 31,
(In thousands, except share and per share data)	2020	2019
Numerator:
Net loss	$(178,447)	$(7,073)
Interest expense applicable to the Notes, net of tax	—	—
Amortization of debt issuance costs applicable to the Notes, net of tax	—	—
Adjusted “if-converted” net loss	$(178,447)	$(7,073)

Denominator:
Basic weighted average common shares outstanding	39,257,211	38,457,159
Effect of potentially dilutive options and restricted stock awards	—	—
Effect of conversion of the Notes	—	—
Diluted weighted average common shares outstanding	39,257,211	38,457,159

Loss per common share:
Basic	$(4.55)	$(0.18)
Diluted	$(4.55)	$(0.18)

The number of anti-dilutive shares that have been excluded in the computation of diluted loss and earnings per share for the three months ended December 31, 2020 and 2019 were 8.1 million and 6.0 million, respectively. The number of anti-dilutive shares that have been excluded in the computation of diluted loss and earnings per share for the six months ended December 31, 2020 and 2019 were 8.1 million and 6.7 million, respectively. The effect of potentially dilutive shares was excluded from the calculation of diluted loss per share in the three and six months ended December 31, 2020 and the six months ended December 31, 2019 because the effect of including such securities would be anti-dilutive.

Note 15. Share-based Compensation

At December 31, 2020, the Company had two share-based employee compensation plans (the 2011 Long-Term Incentive Plan “LTIP” and the 2014 “LTIP”). Together these plans authorized an aggregate total of 6.5 million shares to be issued. As of December 31, 2020, the plans have a total of 70 thousand shares available for future issuances. Additionally, in January 2021, the stockholders of the Company approved a new stock award plan, the 2021 LTIP, which authorized 3.0 million new shares of common stock for future issuances under this plan.

Historically, the Company has issued share-based compensation awards with a vesting period ranging up to 3 years and a maximum contractual term of 10 years. The Company issues new shares of stock when stock options are exercised. As of December 31, 2020, there was $12.9 million of total unrecognized compensation cost related to non-vested share-based compensation awards. That cost is expected to be recognized over a weighted average period of 2.3 years.

Stock Options

The Company measures share-based compensation cost for options using the Black-Scholes option pricing model. The following table presents the weighted average assumptions used to estimate fair values of the stock options granted, the estimated annual forfeiture rates used to recognize the associated compensation expense and the weighted average fair value of the options granted during the six months ended December 31, 2020 and 2019:

	Six Months Ended
	December 31, 2020		December 31, 2019
Risk-free interest rate	0.2%		1.9%
Expected volatility	82.5%		73.7%
Expected dividend yield	—%		—%
Forfeiture rate	—%		—%
Expected term	5.0	years	5.1	years
Weighted average fair value	$3.86		$4.04

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

A stock option summary as of December 31, 2020 and changes during the six months then ended, is presented below:

				Weighted
		Weighted-		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
(In thousands, except for weighted average price and life data)	Awards	Price	Value	Life (yrs.)
Outstanding at June 30, 2020	991	$12.11	$678	5.6
Granted	309	$5.95
Exercised	(37)	$4.12	$61
Forfeited, expired or repurchased	(217)	$17.14
Outstanding at December 31, 2020	1,046	$9.52	$313	7.7

Vested and expected to vest at December 31, 2020	1,045	$9.52	$313	7.7
Exercisable at December 31, 2020	373	$14.59	$137	5.3

Restricted Stock

The Company measures restricted stock compensation costs based on the stock price at the grant date less an estimate for expected forfeitures. The annual forfeiture rate used to calculate compensation expense was 6.5% for the six months ended December 31, 2020 and 2019.

A summary of restricted stock awards as of December 31, 2020 and changes during the six months then ended, is presented below:

		Weighted
		Average Grant -	Aggregate
(In thousands, except for weighted average price data)	Awards	date Fair Value	Intrinsic Value
Non-vested at June 30, 2020	1,344	$8.70
Granted	876	5.73
Vested	(778)	8.30	$4,514
Forfeited	(70)	9.46
Non-vested at December 31, 2020	1,372	$6.99

Performance-Based Shares

In September 2017, the Company began granting performance-based awards to certain key executives. The stock-settled awards will cliff vest based on relative Total Shareholder Return (“TSR”) over a three-year period. The Company measures share-based compensation cost for TSR awards using a Monte-Carlo simulation model.

A summary of performance-based share awards as of December 31, 2020 and changes during the current fiscal year, is presented below:

		Weighted
		Average Grant -
(In thousands, except for weighted average price and life data)	Awards	date Fair Value
Non-vested at June 30, 2020	204	$12.99
Granted	339	$9.22
Performance adjustment (1)	(12)	$25.58
Non-vested at December 31, 2020	531	$10.29
(1)	Represents the adjustment based on the performance of the September 2017 awards, which was below the Threshold goal level at the end of the three-year performance period.

Employee Stock Purchase Plan

In February 2003, the Company’s stockholders approved an Employee Stock Purchase Plan (“ESPP”). Employees eligible to participate in the ESPP may purchase shares of the Company’s stock at 85% of the lower of the fair market value of the common stock on the first day of the calendar quarter, or the last day of the calendar quarter. Under the ESPP, employees can authorize the Company to withhold up to 10% of their compensation during any quarterly offering period, subject to certain limitations. The ESPP was implemented on April 1, 2003 and is qualified under Section 423 of the Internal Revenue Code. The Board of Directors authorized an aggregate total of 1.1 million shares of the Company’s common stock for issuance under the ESPP. During the six months ended December 31, 2020 and 2019, 56 thousand shares and 52 thousand shares were issued under the ESPP, respectively. As of December 31, 2020, 966 thousand total cumulative shares have been issued under the ESPP.

The following table presents the allocation of share-based compensation costs recognized in the Consolidated Statements of Operations by financial statement line item:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands)	2020	2019	2020	2019
Selling, general and administrative expenses	$1,507	$1,205	$4,221	$4,840
Research and development expenses	132	214	287	438
Cost of sales	352	588	825	1,188
Total	$1,991	$2,007	$5,333	$6,466

Tax benefit at statutory rate	$448	$452	$1,200	$1,455

Note 16. Employee Benefit Plan

The Company has a 401k defined contribution plan (the “Plan”) covering substantially all employees. Pursuant to the Plan provisions, the Company was required to make matching contributions equal to 50% of each employee’s contribution, not to exceed 4% of the employee’s compensation for the Plan year. Beginning January 1, 2021, the Company reduced the matching contribution to 50% of each employee’s contribution, not to exceed 2% of the employee’s compensation for the Plan year. Contributions to the Plan were $0.5 million during each of the three months ended December 31, 2020 and 2019. Contributions to the Plan were $1.1 million during each of the six months ended December 31, 2020 and 2019.

In Fiscal 2020, the Company implemented a non-qualified deferred compensation plan for certain senior-level management and executives. The non-qualified deferred compensation plan allows certain eligible employees to defer additional pre-tax earnings for retirement, beyond the IRS limits in place under the Plan. Contributions to the non-qualified deferred compensation plan during the three and six months ended December 31, 2020 were not material.

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

The federal, state and local income tax benefit for the three months ended December 31, 2020 was $58.1 million compared to $5.3 million for the three months ended December 31, 2019. The effective tax rates for the three months ended December 31, 2020 and 2019 were 25.2% and 2369.6%, respectively. The effective tax rate for the three months ended December 31, 2020 was lower compared to the three months ended December 31, 2019 primarily due to tax credits and deductions relative to a lower pre-tax loss in the three months ended December 31, 2019. The decrease was partially offset by the impact of the CARES Act, which increased the interest expense deductibility limitation in the current year and also allowed the Company to carry back its taxable loss into a prior fiscal year, where the statutory tax rate was 35%.

The federal, state and local income tax benefit for the six months ended December 31, 2020 was $66.1 million compared to $3.5 million for the six months ended December 31, 2019. The effective tax rates for the six months ended December 31, 2020 and 2019 were 27.0% and 33.2%, respectively. The effective tax rate for the six months ended December 31, 2020 was lower compared to the six months ended December 31, 2019 primarily due to tax credits and deductions relative to a lower pre-tax loss in the six months ended December 31, 2019. The decrease was partially offset by the impact of the CARES Act, which increased the interest expense deductibility limitation in the current year and also allowed the Company to carry back its taxable loss into a prior fiscal year, where the statutory tax rate was 35%.

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

As of December 31, 2020 and June 30, 2020, the Company has total unrecognized tax benefits of $4.4 million and $4.6 million, respectively, of which $4.4 million and $4.5 million would impact the Company’s effective tax rate for each period, if recognized. As a result of the positions taken during the period, the Company has not recorded any material interest and penalties for the period ended December 31, 2020 in the statement of operations and no cumulative interest and penalties have been recorded either in the Company’s statement of financial position as of December 31, 2020 and June 30, 2020. The Company will recognize interest accrued on unrecognized tax benefits in interest expense and any related penalties in operating expenses.

The Company files income tax returns in the United States federal jurisdiction and various states. The Company’s federal tax returns for Fiscal Year 2014 and prior generally are no longer subject to review as such years are closed. The Company’s Fiscal Year 2015 through 2017 federal returns are currently under examination by the Internal Revenue Service (“IRS”). In October 2018, the Company was notified that the Commonwealth of Pennsylvania will conduct a routine field audit of the Company’s Fiscal 2016 and Fiscal 2017 corporate tax returns. The Company has received preliminary assessments from the IRS, which are not considered material to Company’s Consolidated Statements of Operations; however, we cannot reasonably predict the final outcome of the examinations at this time. In December 2019, the Company was notified that the Florida Department of Revenue will conduct a routine field audit of the Company’s Fiscal 2016, 2017 and 2018 corporate tax returns. In December 2020, the Company settled the audit with the Florida Department of Revenue for an immaterial amount.

Note 18. Related Party Transactions

The Company had sales of $0.8 million and $0.6 million during the three months ended December 31, 2020 and 2019, respectively, to a generic distributor, Auburn Pharmaceutical Company (“Auburn”), which is a member of the Premier Buying Group. Sales to Auburn for the six months ended December 31, 2020 and 2019 were $1.5 million and $1.3 million, respectively. Jeffrey Farber, a current board member, is the owner of Auburn. Accounts receivable includes amounts due from Auburn of $0.5 million and $0.7 million at December 31, 2020 and June 30, 2020, respectively.

Note 19. Assets Held for Sale

In the first quarter of Fiscal 2019, the Company approved a plan to sell the Cody API business, which includes the manufacturing and distribution of active pharmaceutical ingredients for use in finished goods production. The Company was unable to sell the Cody API business as an ongoing operation and sold the equipment utilized by the Cody API business during Fiscal 2020. The Company ceased operations at Cody Labs, leased a portion of the real estate to a third party and intends to sell the remaining real estate. In October 2020, the Company entered into an agreement for the sale of real estate associated with the Cody API business for $3.8 million before fees and selling costs, subject to certain closing conditions. However, prior to closing, the buyer terminated the transaction in December 2020. The Company continues to actively market the real estate and is currently in negotiations with a prospective buyer. As of December 31, 2020, the remaining real estate associated with the Cody API business, totaling $2.7 million, was recorded in the assets held for sale caption in the Consolidated Balance Sheet.

The following table summarizes the financial results of the Cody API business for the three and six months ended December 31, 2020 and 2019:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands)	2020	2019	2020	2019
Net sales	$—	$669	$—	$1,736
Pretax loss attributable to Cody API business	(115)	(644)	(617)	(5,061)

The pretax loss attributable to the Cody API business during the six months ended December 31, 2019 includes a full impairment of a $1.2 million ROU lease asset that was recorded upon adoption of ASU No. 2016-02 on July 1, 2019.

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

In mid-March, 2020, the Company instituted a work from home process for all employees, other than employees in our manufacturing plants, distribution center, and R&D facilities which support manufacturing. For employees who cannot perform their job remotely, the Company has implemented enhanced cleaning and sanitizing procedures, weekly fogging and provided additional personal hygiene supplies and personal protective equipment such as rubber gloves, N95 respirators and powered air-purifying respirator that are in line with Centers for Disease Control and Preventions (“CDC”) recommendations. The Company has also implemented thermal screening for all employees entering its plants. Employees are required to adhere to the CDC guidelines, social distancing and any employee experiencing any symptoms of COVID-19 is required to stay home and seek medical attention. Any employee who tests positive for COVID-19 is required to quarantine and is not allowed to return to the facilities without a physician’s release. The Company has closed its facilities to outside persons that are not critical to continuing our operations. In cases where they are essential, visitors undergo a pre-admittance check to include a thermal screening and risk evaluation. The Company has recently seen an increase in absenteeism arising from the recent spike in cases across the country, which has caused an increase in overtime and cost to produce the products, but to date the rate of employee absenteeism has not had any material effect on the Company’s business or its ability to manufacture and distribute products and plants continue to operate at normal capacity. As the pandemic continues to spread over time, there is an increased risk of employee absenteeism which could materially impact the Company’s operations. To date, the Company’s work from home process has not materially impacted the Company’s financial reporting systems or controls over financial reporting and disclosures nor do we expect that the remote work arrangement will have a material impact in the future.

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

In light of the economic impacts of COVID-19, the Company reviewed the assets on our Consolidated Balance Sheet as of December 31, 2020, including intangible and other long-lived assets. Based on our review, the Company determined that no impairments or other write-downs specifically related to COVID-19 were necessary during the first six months of Fiscal Year 2021. Our assessment is based on information currently available and is highly reliant on various assumptions. Changes in market conditions could impact the Company’s future outlook and may lead to impairments in the future.

As of December 31, 2020, the Company’s outstanding debt balance was $639.5 million, of which $39.3 million represents the current portion. The Company paid off the outstanding balance of the Term Loan A of $42.0 million on November 25, 2020 with cash on hand. The Company’s undrawn $125 million Revolving Credit Facility also expired on November 25, 2020. On December 7, 2020, the Company entered into a credit and guaranty agreement, which provides for an asset-based revolving credit facility (the “ABL Credit Facility”) of up to $30 million, subject to borrowing base availability. The impacts of COVID-19 have adversely affected the capital markets and the ability for many companies to access capital and liquidity on favorable terms or at all. The Company believes it has sufficient liquidity and cash flows to meet its operating and debt service requirements for at least the next twelve months from the issuance of the December 31, 2020 Consolidated Financial Statements. However, the Company is currently unable to predict the precise impact that COVID-19 will have on its ability to access capital in the future. If the Company is unable to access additional capital and liquidity on acceptable terms, it could adversely impact the Company’s ability to meet its future obligations beyond the next twelve months subsequent to the issuance of the December 31, 2020 Consolidated Financial Statements as well as unfavorably impact our results of operations.

Based on the foregoing, the Company cannot reasonably predict the ultimate impact of COVID-19 on our future results of operations and cash flows due to the continued uncertainty around the duration and severity of the pandemic.

2020 Restructuring Plan

On July 10, 2020, the Board of Directors authorized a restructuring and cost savings plan (the “2020 Restructuring Plan”) to enhance manufacturing efficiencies, streamline operations and reduce the Company’s cost structure. The 2020 Restructuring Plan was implemented, in part, as a result of previously anticipated near-term competition and pricing pressure with respect to certain key products. The 2020 Restructuring Plan includes the consolidation of the Company’s research and development (R&D) function into a single location in Philadelphia, PA, lowering operating costs and reducing the workforce by approximately 80 positions, equal to approximately 8.5% of the Company’s total number of employees. The 2020 Restructuring Plan was initiated on July 13, 2020 and is complete as of December 31, 2020.

The Company incurred approximately $4.0 million in severance-related costs in the first six months of Fiscal 2021, in connection with the 2020 Restructuring Plan. The Company expects the 2020 Restructuring Plan to result in annual cost savings in excess of $15.0 million.

Financial Summary

For the second quarter of Fiscal Year 2021, net sales decreased to $133.9 million as compared to $136.1 million in the same prior-year period. Gross profit decreased to $0.8 million compared to $41.3 million in the prior-year period and gross profit percentage decreased to 1% compared to 30% in the prior-year period. R&D expenses decreased 18% to $5.6 million compared to $6.9 million in the second quarter of Fiscal Year 2020 while SG&A expenses decreased 21% to $13.7 million from $17.4 million. Operating loss for the second quarter of Fiscal Year 2021, which included intangible asset impairment charges totaling $198.0 million, was $216.6 million compared to operating income of $16.8 million in the second quarter of Fiscal Year 2020. Net loss for the second quarter of Fiscal Year 2021 was $171.9 million, or $(4.36) per diluted share. Comparatively, net income in the prior-year period was $5.1 million, or $0.13 per diluted share.

For the first six months of Fiscal 2021, net sales decreased to $260.4 million compared to $263.5 million in the same prior-year period. Gross profit decreased to $26.5 million compared to $84.0 million in the prior-year period. Gross profit percentage decreased to 10% compared to 32% in the prior-year period. R&D expenses decreased 23% to $12.2 million compared to $15.8 million in the first six months of Fiscal 2020 while SG&A expenses decreased 25% to $28.9 million from $38.7 million in the prior-year period. Restructuring expenses increased to $4.0 million from $1.6 million in the prior-year period. Operating loss for the first six months of Fiscal 2021, which included intangible asset impairment charges totaling $198.0 million, was $216.6 million compared to operating income of $26.2 million in the prior-year period, which included asset impairment charges totaling $1.6 million. Net loss for the first six months of Fiscal 2021 was $178.4 million, or $(4.55) per diluted share compared to net loss of $7.1 million, or $(0.18) per diluted share in the prior-year period.

A more detailed discussion of the Company’s financial results can be found below.

Results of Operations - Three months ended December 31, 2020 compared with the three months ended December 31, 2019

Net sales decreased 2% to $133.9 million for the three months ended December 31, 2020. The table below identifies the Company’s net product sales by medical indication for the three months ended December 31, 2020 and 2019.

(In thousands)	Three Months Ended December 31,
Medical Indication	2020	2019
Analgesic	$3,572	$2,111
Anti-Psychosis	13,317	22,697
Cardiovascular	16,336	23,972
Central Nervous System	24,614	19,331
Endocrinology	9,496	—
Gastrointestinal	18,575	18,313
Infectious Disease	23,044	18,078
Migraine	6,083	10,878
Respiratory/Allergy/Cough/Cold	2,267	3,075
Urinary	1,361	1,233
Other	8,410	9,934
Contract manufacturing revenue	6,845	6,488
Total net sales	$133,920	$136,110

The slight decrease in net sales was driven by a decrease in the selling price of products of $28.5 million partially offset by increased volumes of $26.3 million. The decrease in the selling price of products was primarily driven by lower sales prices of Fluphenazine, which is included within the Anti-Psychosis medical indication, due to a new competitor entering the market, as well as lower average selling price across the remaining medical indications. Overall volumes increased primarily due to new product launches, partially offset by lower volumes of Fluphenazine.

In January 2017, a provision in the Bipartisan Budget Act of 2015 required drug manufacturers to pay additional rebates to state Medicaid programs if the prices of their generic drugs rise at a rate faster than inflation. The provision negatively impacted the Company’s net sales by $4.6 million and $10.4 million during the three months ended December 31, 2020 and 2019, respectively.

The following chart details price and volume changes by medical indication:

	Sales volume	Sales price
Medical indication	change %	change %
Analgesic	130%	(61)%
Anti-Psychosis	(13)%	(28)%
Cardiovascular	(14)%	(18)%
Central Nervous System	73%	(46)%
Endocrinology	100%	—%
Gastrointestinal	10%	(9)%
Infectious Disease	31%	(4)%
Migraine	(12)%	(32)%
Respiratory/Allergy/Cough/Cold	(25)%	(1)%
Urinary	5%	5%

The Company sells its products to customers in various distribution channels. The table below presents the Company’s net sales to each distribution channel for the three months ended:

(In thousands)	December 31,	December 31,
Customer Distribution Channel	2020	2019
Wholesaler/Distributor	$108,115	$103,728
Retail Chain	16,217	23,092
Mail-Order Pharmacy	2,743	2,802
Contract manufacturing revenue	6,845	6,488
Total net sales	$133,920	$136,110

The decrease in sales to retail chains was primarily driven by lower sales of Fluphenazine due to a new competitor entering the market.

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

The competitor filed a Citizen Petition with the FDA in February 2019, claiming that the grant of the New Chemical Entity (“NCE”) exclusivity blocks the approval of the Company’s application for five years and requesting that the FDA refuse to accept any further submissions in furtherance of the Company’s Section 505(b)(2) NDA application, treat as withdrawn any submissions made by the Company after December 2017 and withdraw the Company’s Section 505(b)(2) application. On April 24, 2019, the Company filed an opposition to the Citizen Petition requesting that it be denied. On July 3, 2019, the FDA denied the competitor’s Citizen Petition. Thereafter, the competitor filed a second Citizen Petition claiming that the FDA should rescind the acceptance of the Company’s Section 505(b)(2) application and only permit the Company to re-submit the application as an ANDA after the expiration of the competitor’s five-year exclusivity. The Company filed an opposition to the second Citizen Petition asserting, among other things, that the FDA should summarily deny the second Citizen Petition as an improper attempt to delay competition. On January 10, 2020, the FDA denied the second Citizen Petition and the FDA approved the Company’s Section 505(b)(2) NDA application. On January 27, 2020, the competitor filed a complaint against the FDA seeking an order invalidating the approval of the Company’s 505(b)(2) NDA, claiming the approval violates the competitor’s five-year exclusivity. On February 14, 2020, the Company filed a motion to intervene in the competitor’s lawsuit in order to argue that the request for relief be denied. On April 15, 2020, the competitor filed a motion for summary judgment. The Company and FDA filed responses in opposition and cross motions for summary judgement requesting dismissal of the complaint. The parties submitted further reply briefs and are awaiting a decision by the Court. On September 15, 2020, the Court granted summary judgment in part to the competitor on one of the counts of the complaint. While the Court agreed with the FDA that the competitor’s NCE exclusivity did not block the approval of the Company’s 505(b)(2) application, the Court found that the FDA erred by not requiring the Company to submit a patent certification. The Court requested that the parties file a joint status report indicating the remedy the Court should order to correct the error. The FDA and the Company requested the Court order the case remanded to the FDA without vacating the Company’s 505(b)(2) approval. The competitor requested the Court remand the case to the FDA while also vacating the Company’s 505(b)(2) approval. On October 7, 2020, the Court held a status conference and ordered that the competitor file a motion to vacate on October 16, 2020, and the FDA and the Company to file an opposition and cross motion for reconsideration on October 30, 2020. On October 16, 2020, the competitor filed a motion to vacate the Company’s NDA approval and on October 30, 2020, the Company and FDA filed a response in opposition and a cross motion for reconsideration. On January 11, 2021, the law clerk to the Judge sent an email indicating that Court was inclined to deny the competitor’s motion to vacate, deny the motion for reconsideration and remand the case to the FDA to take appropriate action to cure any procedural defect with the Company’s NDA. On January 21, 2021, the Court held a conference and indicated that it would be issuing an Order remanding the case to FDA for either 45 or 60 days to address the error relating to the missing patent certification in the NDA. By Memorandum and Opinion dated January 27, 2021, the Court denied the FDA and Company’s motion for reconsideration, granted the competitor’s motion to vacate, but stayed the order for 60 days to permit the FDA to take any action necessary to address the Court’s ruling regarding the patent certification in connection with the Company’s 505(b)(2) NDA.

On November 12, 2020, the competitor filed a second lawsuit against the FDA in the United States District Court for the District of Maryland, seeking an order requiring the FDA to initiate proceedings to withdraw the Company’s NDA for alleged false statements in the NDA application. The Company denies that it made any false statements in the NDA application and filed a motion to intervene. Following the Court granting the motion to intervene, on January 15, 2021, both the Company and the FDA filed separate motions to dismiss the second lawsuit.

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

On June 1, 2020, a class action complaint was served upon the Company and approximately forty-five (45) other companies asserting claims for personal injury arising from the presence of NDMA in Ranitidine products. The complaint is consolidated in a multidistrict litigation (“MDL”) pending in the United States District Court for the Southern District of Florida. Similar complaints were filed in state court in New Mexico and state court in Maryland and served upon the Company. Subsequently, a number of similar complaints were served on the Company. The Company has filed a motion to dismiss the complaint filed in the MDL and has filed a motion to transfer the complaint filed in the New Mexico state court to the MDL. On December 31, 2020, the Court granted the Company’s motion to dismiss Master Personal Injury Complaint, Consolidated Consumer Class Action Complaint and Consolidated third Party Payor Class Complaint, all based on federal preemption. The Court dismissed some of the claims with prejudice and others with leave to amend. Separately, the New Mexico case was conditionally transferred to the MDL and the plaintiff filed a motion to vacate the conditional transfer, which the Company has opposed. The Company filed a notice to remove and transfer the Maryland case to the MDL which the plaintiff has opposed. The Company has placed its insurance carrier on notice of the claim and the carrier has appointed counsel to defend the Company.

Cost of Sales, including amortization of intangibles. Cost of sales, including amortization of intangibles, for the second quarter of Fiscal Year 2021 increased 40% to $133.1 million from $95.0 million in the same prior-year period. The increase was primarily attributable to additional volumes from new product launches as well as an increase of $18.1 million in the write-downs for excess and obsolete inventory, which primarily relates to the Company’s decision to discontinue 23 lower margin product lines. The Company also recorded $5.0 million in consideration to renew the Company’s distribution agreement with Recro Gainesville, LLC (“Recro”) during the second quarter of Fiscal Year 2021. Product royalties expense included in cost of sales totaled $18.9 million for the second quarter of Fiscal Year 2021 and $20.0 million for the second quarter of Fiscal Year 2020. Amortization expense included in cost of sales totaled $8.7 million for the second quarter of Fiscal 2021 and $8.2 million for the second quarter of Fiscal 2020.

Gross Profit. Gross profit for the second quarter of Fiscal 2021 decreased 98% to $0.8 million or 1% of net sales. In comparison, gross profit for the second quarter of Fiscal 2020 was $41.3 million or 30% of net sales. The decrease in gross profit percentage was primarily attributable to lower volumes of Fluphenazine, which had higher than average gross profit margins, as well as overall lower average selling prices of our products. The Company also recorded an increase in the write-downs for excess and obsolete inventory as well as consideration to renew the distribution agreement with Recro in the second quarter of Fiscal 2021.

Research and Development Expenses. Research and development expenses for the second quarter of Fiscal 2021 decreased 18% to $5.6 million from $6.9 million in Fiscal Year 2020. The decrease was primarily due to lower R&D expenses as a result of timing of certain milestones related to product development projects as well as employee headcount reductions related to the 2020 Restructuring Plan.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 21% to $13.7 million in the second quarter of Fiscal Year 2021 compared with $17.4 million in Fiscal Year 2020. The decrease was primarily driven by lower incentive-based compensation, lower legal expenses, lower expenses at the Company’s Cody Labs subsidiary and other cost reduction initiatives.

Asset impairment charges. In December 2020, the Company reviewed its product portfolio and decided to discontinue 23 lower gross margin product lines, including product lines that were acquired through various past business and product acquisitions. As a result of the discontinuance and the reduction in net sales and gross margin of certain other product lines, the Company recorded an impairment charge of $193.0 million related to the KUPI product rights intangible assets during the second quarter of Fiscal 2021. The impairment charge is primarily a result of the decline in net sales and gross margin of certain product lines acquired in connection with the KUPI acquisition, including those product lines being discontinued.

In the second quarter of Fiscal 2021, the Company also recorded a $5.0 million impairment charge to its KUPI in-process research and development intangible asset due to delays in the expected launch of a product within the portfolio, which results in reduced projected cash flows.

Other Income (Loss). Interest expense for the three months ended December 31, 2020 totaled $13.5 million compared to $16.7 million for the three months ended December 31, 2019. The decrease was due to a lower weighted-average debt balance in the second quarter of Fiscal 2021 as compared to the prior-year period as well as a lower weighted-average interest rate due to the full repayment of the outstanding Term Loan A balance. The weighted average interest rate for the second quarter of Fiscal 2021 and 2020 was 7.8% and 8.6%, respectively.

Income Tax. The Company recorded an income tax benefit of $58.1 million in the second quarter of Fiscal Year 2021 as compared to an income tax benefit of $5.3 million in the second quarter of Fiscal Year 2020. The effective tax rate for the three months ended December 31, 2020 was 25.2%, compared to 2369.6% for the three months ended December 31, 2019. The effective tax rate for the three months ended December 31, 2020 was lower compared to the three months ended December 31, 2019 primarily due to tax credits and deductions relative to a lower pre-tax loss in the three months ended December 31, 2019. The decrease was partially offset by the impact of the CARES Act, which increased the interest expense deductibility limitation in the current year and also allowed the Company to carry back its taxable loss into a prior fiscal year, where the statutory tax rate was 35%.

Net Income (Loss). For the three months ended December 31, 2020, the Company reported net loss of $171.9 million, or $(4.36) per diluted share. Comparatively, net income in the corresponding prior-year period was $5.1 million, or $0.13 per diluted share.

Results of Operations - Six months ended December 31, 2020 compared with the six months ended December 31, 2019

Net sales decreased to $260.4 million for the six months ended December 31, 2020. The table below identifies the Company's net product sales by medical indication for the six months ended December 31, 2020 and 2019.

(In thousands)	Six Months Ended December 31,
Medical Indication	2020	2019
Analgesic	$6,692	$3,995
Anti-Psychosis	26,345	50,730
Cardiovascular	36,050	45,579
Central Nervous System	47,139	38,588
Endocrinology	12,729	—
Gastrointestinal	35,675	35,275
Infectious Disease	44,976	29,973
Migraine	15,773	20,021
Respiratory/Allergy/Cough/Cold	3,693	5,781
Urinary	2,819	1,668
Other	16,044	19,796
Contract manufacturing revenue	12,464	12,046
Total net sales	$260,399	$263,452

The slight decrease in net sales was driven by a decrease in the selling price of products of $56.0 million partially offset by increased volumes of $53.0 million. The decrease in the selling price of products was primarily driven by lower sales prices of Fluphenazine, which is included within the Anti-Psychosis medical indication, due to a new competitor entering the market, as well as lower average selling price across the remaining medical indications. Overall volumes increased primarily due to new product launches, partially offset by lower volumes of Fluphenazine.

In January 2017, a provision in the Bipartisan Budget Act of 2015 required drug manufacturers to pay additional rebates to state Medicaid programs if the prices of their generic drugs rise at a rate faster than inflation. The provision negatively impacted the Company’s net sales by $8.9 million and $22.6 million during the six months ended December 31, 2020 and 2019, respectively.

The following chart details price and volume changes by medical indication:

	Sales volume	Sales price
Medical indication	change %	change %
Analgesic	123%	(55)%
Anti-Psychosis	(23)%	(25)%
Cardiovascular	(7)%	(14)%
Central Nervous System	80%	(58)%
Endocrinology	100%	—%
Gastrointestinal	10%	(9)%
Infectious Disease	57%	(7)%
Migraine	2%	(23)%
Respiratory/Allergy/Cough/Cold	(33)%	(3)%
Urinary	54%	15%

The Company sells its products to customers in various distribution channels. The table below presents the Company’s net sales to each distribution channel for the six months ended:

(In thousands)	December 31,	December 31,
Customer Distribution Channel	2020	2019
Wholesaler/Distributor	$208,695	$205,928
Retail Chain	33,362	40,181
Mail-Order Pharmacy	5,878	5,297
Contract manufacturing revenue	12,464	12,046
Total net sales	$260,399	$263,452

The decrease in sales to retail chains was primarily driven by lower sales of Fluphenazine due to a new competitor entering the market.

Cost of Sales, including amortization of intangibles. Cost of sales, including amortization of intangibles, for the first six months of Fiscal Year 2021 increased 30% to $233.9 million from $179.5 million in the same prior-year period. The increase was primarily attributable to additional volumes from new product launches as well as an increase of $17.2 million in write-downs for excess and obsolete inventory, which primarily relates to the Company’s decision to discontinue 23 lower margin product lines. The Company also recorded $5.0 million in consideration to renew the Company’s distribution agreement with Recro Gainesville, LLC (“Recro”) during the second quarter of Fiscal Year 2021. Product royalties expense included in cost of sales totaled $37.0 million for the first six months of Fiscal Year 2021 and $36.4 million for the first six months of Fiscal Year 2020. Amortization expense included in cost of sales totaled $17.2 million for the first six months of Fiscal 2021 and $15.2 million for the first six months of Fiscal 2020.

Gross Profit. Gross profit for the first six months of Fiscal 2021 decreased 68% to $26.5 million or 10% of net sales. In comparison, gross profit for the first six months of Fiscal 2020 was $84.0 million or 32% of net sales. The decrease in gross profit percentage was primarily attributable to lower volumes of Fluphenazine, which had higher than average gross profit margins, as well as overall lower average selling prices of our products. The Company also recorded an increase in the write-downs for excess and obsolete inventory as well as consideration to renew the distribution agreement with Recro in the second quarter of Fiscal 2021.

Research and Development Expenses. Research and development expenses for the first six months of Fiscal 2021 decreased 23% to $12.2 million from $15.8 million in Fiscal Year 2020. The decrease was primarily due to lower R&D expenses as a result of timing of certain milestones related to product development projects as well as employee headcount reductions related to the 2020 Restructuring Plan.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 25% to $28.9 million in the first six months of Fiscal Year 2021 compared with $38.7 million in Fiscal Year 2020. The decrease was primarily driven by lower incentive-based compensation, lower legal expenses, lower expenses at the Company’s Cody Labs subsidiary and other cost reduction initiatives.

Asset impairment charges. In December 2020, the Company reviewed its product portfolio and decided to discontinue 23 lower gross margin product lines, including product lines that were acquired through various past business and product acquisitions. As a result of the discontinuance and the reduction in net sales and gross margin of certain other product lines, the Company recorded an impairment charge of $193.0 million related to the KUPI product rights intangible assets during the second quarter of Fiscal 2021. The impairment charge is primarily a result of the decline in net sales and gross margin of certain product lines acquired in connection with the KUPI acquisition, including those product lines being discontinued.

In the second quarter of Fiscal 2021, the Company also recorded a $5.0 million impairment charge to its KUPI in-process research and development intangible asset due to delays in the expected launch of a product within the portfolio, which results in reduced projected cash flows.

Other Income (Loss). Interest expense for the six months ended December 31, 2020 totaled $28.0 million compared to $36.0 million for the six months ended December 31, 2019. The decrease was due to a lower weighted-average debt balance in the first six months of Fiscal 2021 as compared to the prior-year period as well as a lower weighted-average interest rate due to the full repayment of the outstanding Term Loan A. The weighted average interest rate for the first six months of Fiscal 2021 and 2020 was 7.9% and 9.2%, respectively. Investment income for the six months ended December 31, 2020 was $0.1 million as compared to $1.2 million in the same prior-year period.

Income Tax. The Company recorded an income tax benefit of $66.1 million in the first six months of Fiscal Year 2021 as compared to an income tax expense of $3.5 million in the first six months of Fiscal Year 2020. The effective tax rate for the six months ended December 31, 2020 was 27.0%, compared to 33.2% for the six months ended December 31, 2019. The effective tax rate for the six months ended December 31, 2020 was lower compared to the six months ended December 31, 2019 primarily due to tax credits and deductions relative to a lower pre-tax loss in the six months ended December 31, 2019. The decrease was partially offset by the impact of the CARES Act, which increased the interest expense deductibility limitation in the current year and also allowed the Company to carry back its taxable loss into a prior fiscal year, where the statutory tax rate was 35%.

Net Loss. For the six months ended December 31, 2020, the Company reported net loss of $178.4 million, or $(4.55) per diluted share. Comparatively, net loss in the corresponding prior-year period was $7.1 million, or $(0.18) per diluted share.

Liquidity and Capital Resources

Cash Flow

The Company has historically financed its operations with cash flow generated from operations supplemented with borrowings from various government agencies and financial institutions. At December 31, 2020, working capital was $244.1 million as compared to $228.3 million at June 30, 2020, an increase of $15.8 million. Current product portfolio sales as well as sales related to future product approvals are anticipated to generate positive cash flow from operations.

Net cash used in operating activities of $24.6 million for the six months ended December 31, 2020 reflected net loss of $178.4 million, adjustments for non-cash items of $247.6 million, as well as cash used through changes in operating assets and liabilities of $93.8 million. In comparison, net cash provided by operating activities of $47.7 million for the six months ended December 31, 2019 reflected net loss of $7.1 million, adjustments for non-cash items of $42.1 million, as well as cash provided through changes in operating assets and liabilities of $12.7 million.

Significant changes in operating assets and liabilities from June 30, 2020 to December 31, 2020 were comprised of:

●	An increase in accounts receivable of $34.3 million mainly due to the timing of sales and cash receipts. The Company’s days sales outstanding (“DSO”) at December 31, 2020, based on gross sales for the six months ended December 31, 2020 and gross accounts receivable at December 31, 2020, was 76 days. The level of DSO at December 31, 2020 was comparable to the Company’s expectation that DSO will be in the 70 to 85-day range based on customer payment terms.
●	An increase in income taxes receivable totaling $50.1 million primarily due to additional estimated tax refunds related to provisions of the CARES Act as well as an anticipated Fiscal 2021 taxable loss.
●	A decrease in accrued expenses totaling $10.9 million primarily due to the payment of the branded prescription drug fee in October 2020.
●	An increase in accounts payable totaling $10.1 million primarily due to the timing of vendor invoices and payments.

●	A decrease in accrued payroll and payroll-related costs of $7.4 million primarily related to payments made in August 2020 in connection with incentive-based compensation accrued in Fiscal Year 2020 as well as the timing of payroll payments.

Significant changes in operating assets and liabilities from June 30, 2019 to December 31, 2019 were comprised of:

●	A decrease in accounts receivable of $6.3 million mainly due to the timing of receipts. The Company’s DSO at December 31, 2019, based on gross sales for the six months ended December 31, 2019 and gross accounts receivable at December 31, 2019, was 73 days. The level of DSO at December 31, 2019 was comparable to the Company’s expectation that DSO will be in the 70 to 85-day range based on customer payment terms.
●	An increase in accounts payable totaling $17.4 million primarily due to the timing of payments.
●	A decrease in accrued payroll and payroll-related costs of $7.7 million primarily related to payments made in August 2019 in connection with incentive compensation accrued in Fiscal Year 2019, partially offset by the timing of payroll payments.
●	An increase in inventories totaling $8.1 million primarily due to the timing of customer order fulfillment.
●	An increase in prepaid income taxes totaling $9.0 million primarily due to estimated tax payments made in the first six months of Fiscal 2020.

Net cash used in investing activities of $9.1 million for the six months ended December 31, 2020 was mainly the result of purchases of property, plant and equipment of $5.1 million and purchases of intangible assets of $4.0 million. Net cash used in investing activities of $30.0 million for the six months ended December 31, 2019 was mainly the result of purchases of intangible assets of $27.3 million and purchases of property, plant and equipment of $8.8 million, partially offset by proceeds from the sale of property, plant and equipment of $6.3 million.

Net cash used in financing activities of $71.5 million for the six months ended December 31, 2020 was due to debt repayments of $68.5 million, payment of debt issuance costs of $2.4 million, and purchases of treasury stock totaling $1.0 million, partially offset by proceeds from issuance of stock pursuant to stock compensation plans of $0.4 million. Net cash used in financing activities of $38.8 million for the six months ended December 31, 2019 was due to debt repayments of $113.3 million, purchase of a capped call in connection with the 4.50% Convertible Senior Notes offering totaling $7.1 million, payments of debt issuance costs totaling $3.5 million, and purchases of treasury stock totaling $1.8 million, partially offset by proceeds from the issuance of 4.50% Convertible Senior Notes of $86.3 million and proceeds from issuance of stock pursuant to stock compensation plans of $0.6 million.

Credit Facility and Other Indebtedness

The Company has previously entered into and may enter future agreements with various government agencies and financial institutions to provide additional cash to help finance the Company’s acquisitions, various capital investments and potential strategic opportunities. These borrowing arrangements as of December 31, 2020 are as follows:

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

On December 10, 2018, the Company entered into a third amendment to the Senior Secured Credit Facility and the Credit and Guaranty Agreement. Pursuant to the amendment, the Secured Net Leverage Ratio applicable to the financial leverage ratio covenant was increased from 3.25:1.00 to 4.25:1.00 as of December 31, 2019 and prior to September 30, 2020, and then to 4.00:1.00 as of September 30, 2020. The Amended Senior Secured Credit Facility is also subject to a minimum liquidity covenant, which provides that the Company shall not permit its liquidity as of the last day of any fiscal quarter to be less than $75.0 million. On November 25, 2020, the Company repaid the remaining $42 million outstanding balance of its Term A Loans with cash on hand and, upon repayment, the Company is no longer obligated to comply with the financial leverage ratio and minimum liquidity covenants described above.

On December 7, 2020, the Company entered into Amendment No. 4 to the Credit and Guaranty Agreement, which amends the Term Loan B Facility to permit the incurrence of the ABL Credit Facility, which is discussed further below, and requires the Company to maintain at least $5 million in a deposit account at all times, subject to control by the administrative agent, and a minimum cash balance of $15 million as of the last day of each month. At December 31, 2020, the Company classified the $5 million required deposit account balance as restricted cash, which is included in other assets. The amendment also replaced Morgan Stanley Senior Funding, Inc. with Alter Domus (US) LLC as administrative agent and collateral agent under the Term Loan B Facility.

Refer to the Company’s Form 10-K for the fiscal year ended June 30, 2020 for further details on the Amended Senior Secured Credit Facility.

ABL Credit Facility

On December 7, 2020, the Company entered into a credit and guaranty agreement, which provides for an asset-based revolving credit facility (the “ABL Credit Facility”) of up to $30 million, subject to borrowing base availability, and includes letter of credit and swing line sub-facilities. Borrowing availability under the ABL Credit Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of eligible accounts receivable less certain reserves and subject to certain other adjustments as set forth in the ABL Credit Agreement. Availability is reduced by issuance of letters of credit as well as any borrowings. The ABL Credit Facility was undrawn as of December 31, 2020.

The final maturity of the ABL Credit Facility is December 7, 2023, unless the aggregate outstanding principal amount of any of the Term Loan B Facility (as defined above) or other material indebtedness exceeds $35,000,000 on the date that is 91 days prior to the maturity date with respect to such other indebtedness, in which case the final maturity shall instead be such earlier date. Loans outstanding under the ABL Credit Agreement bear interest at a floating rate measured by reference to an adjusted London Inter-Bank Offered Rate (“LIBOR”), subject to a floor of 0.75%, plus an applicable margin of 2.50% per annum. Unused commitments under the ABL Credit Facility are subject to a per annum fee of 0.50%. The obligations under the ABL Credit Agreement are guaranteed by the Company and all of the Company’s existing and future subsidiaries, subject to certain exceptions (collectively, the “Guarantors”), and such obligations and the obligations of the Guarantors are secured by:

●	a perfected security interest in all present and after-acquired accounts receivable, payment intangibles, inventory, deposit accounts, securities accounts, and any cash, cash equivalents or other assets in such accounts and other related assets owned by each Guarantor and the proceeds of the foregoing, except to the extent such proceeds constitute Cash Flow Priority Collateral (as defined below), and subject to certain exceptions (the “ABL Priority Collateral”), which security interest is senior to the security interest in the ABL Priority Collateral securing the Company’s existing Term Loan B Facility; and

●	a perfected security interest in substantially all present and after-acquired tangible and intangible assets of each Guarantor other than the ABL Priority Collateral (the “Cash Flow Priority Collateral”), which security interest is junior to the security interest in the Cash Flow Priority Collateral securing the Term Loan B Facility.

The ABL Credit Agreement contains customary representations and warranties and customary affirmative covenants and negative covenants. The negative covenants include restrictions on, among other things: the incurrence of additional indebtedness; the incurrence of additional liens; dividends or other distributions on equity; the purchase, redemption or retirement of capital stock; the payment or redemption of certain indebtedness; the nature of the business activity of the Company and its subsidiaries; loans, guarantees and other investments; entering into other agreements that create restrictions on the ability to pay dividends or make other distributions on equity or create or incur certain liens; asset sales; consolidations or mergers; amendment of certain material documents; changes in fiscal year; and affiliate transactions. The negative covenants are subject to customary exceptions and also permit dividends and other distributions on equity, consolidations, mergers and asset sales, certain acquisitions and other investments, and payments or redemptions of certain indebtedness, in each case upon satisfaction of the “payment conditions”. The payment conditions are deemed satisfied upon Excess Availability (as defined in the ABL Credit Agreement) on the date of the designated action and Excess Availability for the prior 30-day period exceeding agreed-upon thresholds, the absence of the occurrence and continuance of any event of default and, in certain cases, pro forma compliance with a fixed charge coverage ratio of no less than 1.10 to 1.00.

The ABL Credit Agreement includes a minimum fixed charge coverage ratio of no less than 1.10 to 1.00, which is tested only when Excess Availability is less than 15.0% of the lesser of (A) the borrowing base and (B) the then effective commitments under the ABL Credit Facility for three consecutive business days, and continuing until the first day immediately succeeding the last day of 30 consecutive days on which Excess Availability is in excess of such threshold.

The ABL Credit Agreement provides for events of default, which, if any of them occurs, would permit or require the principal, premium, if any, and interest on all of the then outstanding obligations under the ABL Credit Facility to be due and payable immediately and the commitments under the ABL Credit Facility to be terminated.

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

Management plans to attempt, at the appropriate time, to refinance a significant portion of its outstanding long-term debt to reduce principal repayment requirements, which we expect will increase related interest expense, but will positively impact short-term cash flows.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On November 25, 2015, in connection with the acquisition of KUPI, the Company entered into a Senior Secured Credit Facility, which was subsequently amended in June 2016. Based on the variable-rate debt outstanding at December 31, 2020, each 1/8% increase in interest rates would yield $0.7 million of incremental annual interest expense. The Company’s variable-rate debt is subject to a 1.0% London Inter-bank Offered Rate (“LIBOR”) floor.

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

Change in Internal Control Over Financial Reporting

There has been no change in Lannett’s internal control over financial reporting during the six months ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in Note 11 “Legal, Regulatory Matters and Contingencies” of the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and is incorporated by reference herein.

ITEM 1A. RISK FACTORS

Lannett Company, Inc’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020 includes a detailed description of its risk factors. Refer to the Form 10-Q for the quarterly period ended September 30, 2020 for a detailed description of an additional risk factor identified by the Company since filing of the Form 10-K.

ITEM 6. EXHIBITS

(a)	A list of the exhibits required by Item 601 of Regulation S-K to be filed as a part of this Form 10-Q is shown on the Exhibit Index filed herewith.

Exhibit Index

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32**	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

10.76+*	License and Supply Agreement with Alkermes Pharma Ireland Limited and Kremers Urban Pharmaceuticals Inc.	Filed Herewith

10.77+*	Amendment No. 1 to License and Supply Agreement between Recro Gainesville LLC (as successor to Alkermes Pharma Ireland Limited) and Kremers Urban Pharmaceuticals, Inc.	Filed Herewith

10.78	Amendment No. 2 to License and Supply Agreement between Recro Gainesville LLC (as successor to Alkermes Pharma Ireland Limited) and Kremers Urban Pharmaceuticals, Inc.	Filed Herewith

101.INS	XBRL Instance Document – the instance document does not appear within the Interactive Data File because its XRBL tags are embedded within the Inline XRBL Document	Filed Herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XRBL tags are embedded within the Inline XRBL document	Filed Herewith

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

LANNETT COMPANY, INC.

Dated: February 4, 2021	By:	/s/ Timothy Crew
Timothy Crew
Chief Executive Officer

Dated: February 4, 2021	By:	/s/ John Kozlowski
John Kozlowski
Vice President of Finance, Chief Financial Officer and Principal Accounting Officer