Form 10-Q
period 2021-03-31
LANNETT CO INC
filed 2021-05-06
CIK 57725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-12 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each class of the registrant’s common stock, as of the latest practical date.

Class	Outstanding as of April 30, 2021
Common stock, par value $0.001 per share	41,446,013

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LANNETT COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share and per share data)

	March 31, 2021	June 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$81,290	$144,329
Accounts receivable, net	114,691	125,688
Inventories	113,074	142,867
Income taxes receivable	40,043	14,419
Assets held for sale	2,678	2,678
Other current assets	18,135	13,227
Total current assets	369,911	443,208
Property, plant and equipment, net	168,844	179,518
Intangible assets, net	160,138	374,735
Operating lease right-of-use assets	10,762	9,343
Deferred tax assets	138,019	117,890
Other assets	14,696	11,861
TOTAL ASSETS	$862,370	$1,136,555

LIABILITIES
Current liabilities:
Accounts payable	$32,605	$32,535
Accrued expenses	4,025	14,962
Accrued payroll and payroll-related expenses	9,758	16,304
Rebates payable	31,848	38,175
Royalties payable	14,541	20,863
Restructuring liability	42	27
Current operating lease liabilities	2,040	1,097
Short-term borrowings and current portion of long-term debt	—	88,189
Other current liabilities	2,270	2,713
Total current liabilities	97,129	214,865
Long-term debt, net	610,698	592,940
Long-term operating lease liabilities	11,306	9,844
Other liabilities	19,187	16,010
TOTAL LIABILITIES	738,320	833,659
Commitments and contingencies (Notes 11 and 12)

STOCKHOLDERS’ EQUITY
Common stock ($0.001 par value, 100,000,000 shares authorized; 40,872,485 and 39,963,127 shares issued; 39,539,798 and 38,798,787 shares outstanding at March 31, 2021 and June 30, 2020, respectively)	41	40
Additional paid-in capital	328,911	321,164
Accumulated deficit	(186,880)	(1,291)
Accumulated other comprehensive loss	(603)	(627)
Treasury stock (1,332,687 and 1,164,340 shares at March 31, 2021 and June 30, 2020, respectively)	(17,419)	(16,390)
Total stockholders’ equity	124,050	302,896
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$862,370	$1,136,555

The accompanying notes are an integral part of the Consolidated Financial Statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Net sales	$112,370	$144,372	$372,769	$407,824
Cost of sales	82,063	94,380	298,738	258,699
Amortization of intangibles	3,851	8,316	21,097	23,497
Gross profit	26,456	41,676	52,934	125,628
Operating expenses:
Research and development expenses	5,973	7,441	18,156	23,287
Selling, general and administrative expenses	17,636	22,147	46,502	60,876
Restructuring expenses	—	191	4,043	1,771
Asset impairment charges	—	13,989	198,000	15,607
Total operating expenses	23,609	43,768	266,701	101,541
Operating income (loss)	2,847	(2,092)	(213,767)	24,087
Other income (loss):
Loss on extinguishment of debt	—	—	—	(2,145)
Investment income	80	393	168	1,552
Interest expense	(12,631)	(16,177)	(40,613)	(52,163)
Other	18	(380)	23	(181)
Total other loss	(12,533)	(16,164)	(40,422)	(52,937)
Loss before income tax	(9,686)	(18,256)	(254,189)	(28,850)
Income tax benefit	(2,544)	(1,664)	(68,600)	(5,185)
Net loss	$(7,142)	$(16,592)	$(185,589)	$(23,665)

Loss per common share:
Basic	$(0.18)	$(0.43)	$(4.72)	$(0.61)
Diluted (1)	$(0.18)	$(0.43)	$(4.72)	$(0.61)

Weighted average common shares outstanding:
Basic	39,511,296	38,707,049	39,340,670	38,539,850
Diluted (1)	39,511,296	38,707,049	39,340,670	38,539,850
(1)	See Note 14 “Earnings (Loss) Per Common Share” for details on calculation.

The accompanying notes are an integral part of the Consolidated Financial Statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(In thousands)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Net loss	$(7,142)	$(16,592)	$(185,589)	$(23,665)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(8)	(63)	24	(26)
Total other comprehensive income (loss)	(8)	(63)	24	(26)
Comprehensive loss	$(7,150)	$(16,655)	$(185,565)	$(23,691)

The accompanying notes are an integral part of the Consolidated Financial Statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Three months ended March 31, 2021
					Accumulated
	Common Stock		Additional		Other		Total
	Shares		Paid-In	Accumulated	Comprehensive	Treasury	Stockholders’
	Issued	Amount	Capital	Deficit	Loss	Stock	Equity
Balance, December 31, 2020	40,832	$41	$326,939	$(179,738)	$(595)	$(17,389)	$129,258
Shares issued in connection with share-based compensation plans	40	—	109	—	—	—	109
Share-based compensation	—	—	1,863	—	—	—	1,863
Purchase of treasury stock	—	—	—	—	—	(30)	(30)
Other comprehensive loss	—	—	—	—	(8)	—	(8)
Net loss	—	—	—	(7,142)	—	—	(7,142)
Balance, March 31, 2021	40,872	$41	$328,911	$(186,880)	$(603)	$(17,419)	$124,050

	Three months ended March 31, 2020
					Accumulated
	Common Stock		Additional		Other		Total
	Shares		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Issued	Amount	Capital	Earnings	Loss	Stock	Equity
Balance, December 31, 2019	39,852	$40	$317,012	$25,002	$(578)	$(16,304)	$325,172
Shares issued in connection with share-based compensation plans	47	—	182	—	—	—	182
Share-based compensation	—	—	1,870	—	—	—	1,870
Purchase of treasury stock	—	—	—	—	—	(31)	(31)
Other comprehensive income	—	—	—	—	(63)	—	(63)
Net loss	—	—	—	(16,592)	—	—	(16,592)
Balance, March 31, 2020	39,899	$40	$319,064	$8,410	$(641)	$(16,335)	$310,538

	Nine months ended March 31, 2021
					Accumulated
	Common Stock		Additional		Other		Total
	Shares		Paid-In	Accumulated	Comprehensive	Treasury	Stockholders’
	Issued	Amount	Capital	Deficit	Loss	Stock	Equity
Balance, June 30, 2020	39,963	$40	$321,164	$(1,291)	$(627)	$(16,390)	$302,896
Shares issued in connection with share-based compensation plans	909	1	551	—	—	—	552
Share-based compensation	—	—	7,196	—	—	—	7,196
Purchase of treasury stock	—	—	—	—	—	(1,029)	(1,029)
Other comprehensive income	—	—	—	—	24	—	24
Net loss	—	—	—	(185,589)	—	—	(185,589)
Balance, March 31, 2021	40,872	$41	$328,911	$(186,880)	$(603)	$(17,419)	$124,050

	Nine months ended March 31, 2020
					Accumulated
	Common Stock		Additional		Other		Total
	Shares		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Issued	Amount	Capital	Earnings	Loss	Stock	Equity
Balance, June 30, 2019	38,970	$39	$317,023	$32,075	$(615)	$(14,481)	$334,041
Shares issued in connection with share-based compensation plans	929	1	777	—	—	—	778
Share-based compensation	—	—	8,336	—	—	—	8,336
Purchase of treasury stock	—	—	—	—	—	(1,854)	(1,854)
Other comprehensive income	—	—	—	—	(26)	—	(26)
Purchase of capped call	—	—	(7,072)	—	—	—	(7,072)
Net loss	—	—	—	(23,665)	—	—	(23,665)
Balance, March 31, 2020	39,899	$40	$319,064	$8,410	$(641)	$(16,335)	$310,538

The accompanying notes are an integral part of the Consolidated Financial Statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended
	March 31,
	2021	2020
OPERATING ACTIVITIES:
Net loss	$(185,589)	$(23,665)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	38,345	41,386
Deferred income tax benefit	(20,129)	(2,488)
Share-based compensation	7,196	8,336
Asset impairment charges	198,000	15,607
Gain on sale/disposal of assets	(26)	(821)
Loss on extinguishment of debt	—	2,145
Amortization of debt discount and other debt issuance costs	9,073	11,001
Provision for inventory write-downs	23,613	8,486
Other noncash expenses	853	1,387
Changes in assets and liabilities which provided (used) cash:
Accounts receivable, net	10,997	(15,604)
Inventories	6,180	(470)
Income taxes receivable/payable	(25,420)	(10,472)
Other assets	(1,423)	3,006
Rebates payable	(6,327)	(2,871)
Royalties payable	(6,322)	5,147
Restructuring liability	15	(2,254)
Operating lease liability	52	(1,005)
Accounts payable	70	20,341
Accrued expenses	(10,937)	1,366
Accrued payroll and payroll-related expenses	(6,546)	(6,803)
Other liabilities	2,530	(1,374)
Net cash provided by operating activities	34,205	50,381
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(6,599)	(13,105)
Proceeds from sale of property, plant and equipment	51	7,332
Advance to VIE	—	(250)
Purchases of intangible assets	(4,500)	(27,750)
Net cash used in investing activities	(11,048)	(33,773)
FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	86,250
Purchase of capped call	—	(7,072)
Repayments of long-term debt	(78,353)	(129,989)
Proceeds from issuance of stock	552	778
Payment of debt issuance costs	(2,390)	(3,489)
Purchase of treasury stock	(1,029)	(1,854)
Net cash used in financing activities	(81,220)	(55,376)
Effect on cash and cash equivalents of changes in foreign exchange rates	24	(26)
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(58,039)	(38,794)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	144,329	140,249
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$86,290	$101,455

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$30,670	$39,554
Income taxes paid (refunded)	$(23,052)	$7,775
Accrued purchases of property, plant and equipment	$803	$2,023

The accompanying notes are an integral part of the Consolidated Financial Statements.

LANNETT COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for the presentation of interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited financial statements do not include all the information and footnotes necessary for a comprehensive presentation of the financial position, results of operations and cash flows for the periods presented. In the opinion of management, the unaudited financial statements include all the normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Operating results for the three and nine months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2021. These unaudited financial statements should be read in combination with the other Notes in this section; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 2; and the Consolidated Financial Statements, including the Notes to the Consolidated Financial Statements, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020. The Consolidated Balance Sheet as of June 30, 2020 was derived from audited financial statements.

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

In light of the economic impacts of COVID-19, the Company reviewed the assets on our Consolidated Balance Sheet as of March 31, 2021, including intangible and other long-lived assets. Based on our review, the Company determined that no impairments or other write-downs specifically related to COVID-19 were necessary during the first nine months of Fiscal Year 2021. Our assessment is based on information currently available and is highly reliant on various assumptions. Changes in market conditions could impact the Company’s future outlook and may lead to impairments in the future.

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

Cash, cash equivalents and restricted cash

The Company considers all highly liquid investments with original maturities less than or equal to three months at the date of purchase to be cash and cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value, and consist of bank deposits and money market funds. The Company maintains its cash deposits and cash equivalents at well-known, stable financial institutions. Such amounts frequently exceed insured limits. In connection with the Amendment No. 4 to the Term Loan B Facility, which is discussed in further detail in Note 10 “Long-Term Debt,” the Company is required to maintain at least $5 million in a deposit account at all times, subject to control by the administrative agent. At March 31, 2021, the Company classified this balance as restricted cash, which is included in other assets.

Presented in the table below is a reconciliation of the cash, cash equivalents and restricted cash amounts presented on the Consolidated Balance Sheets to the sum of such amounts presented on the Consolidated Statements of Cash Flows for the periods ended March 31, 2021 and 2020.

	March 31, 2021	March 31, 2020
Cash and cash equivalents	$81,290	$101,455
Restricted cash, included in other assets	5,000	—
Cash, cash equivalents and restricted cash as presented on the Consolidated Statements of Cash Flows	$86,290	$101,455

Allowance for doubtful accounts

On July 1, 2020, the Company adopted guidance issued by the FASB in ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which requires the Company to recognize an allowance that reflects a current estimate of credit losses expected to be incurred over the life of the financial asset, including trade receivables. The adoption of ASU 2016-13 did not have a material impact on the Company’s Consolidated Financial Statements for the three and nine months ended March 31, 2021. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time balances are past due, the Company’s previous loss history, the customer’s current ability to pay its obligations to the Company and the expected condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they are determined to be uncollectible.

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

Valuation of Long-Lived Assets, including Intangible Assets

The Company’s long-lived assets primarily consist of property, plant and equipment and definite and indefinite-lived intangible assets. Property, plant and equipment and definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances (“triggering events”) indicate that the carrying amount of the asset may not be recoverable. If a triggering event is determined to have occurred, the asset’s carrying value is compared to the future undiscounted cash flows expected to be generated by the asset. If the carrying value exceeds the undiscounted cash flows of the asset, then impairment exists. Indefinite-lived intangible assets are tested for impairment at least annually during the fourth quarter of each fiscal year or more frequently if triggering events indicate that the asset might be impaired.

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

Segment Information

The Company operates in one reportable segment, generic pharmaceuticals. As such, the Company aggregates its financial information for all products. The table below identifies the Company’s net sales by medical indication for the three and nine months ended March 31, 2021 and 2020.

	Three Months Ended		Nine Months Ended
(In thousands)	March 31,		March 31,
Medical Indication	2021	2020	2021	2020
Analgesic	$3,836	$2,811	$10,528	$6,806
Anti-Psychosis	11,678	27,858	38,023	78,588
Cardiovascular	16,573	21,746	52,623	67,325
Central Nervous System	24,509	18,566	71,648	57,154
Endocrinology	6,822	—	19,551	—
Gastrointestinal	16,817	20,745	52,492	56,020
Infectious Disease	10,610	21,749	55,586	51,722
Migraine	5,169	12,886	20,942	32,907
Respiratory/Allergy/Cough/Cold	2,548	2,966	6,241	8,747
Urinary	1,566	1,149	4,385	2,817
Other	8,617	8,051	24,661	27,847
Contract manufacturing revenue	3,625	5,845	16,089	17,891
Total net sales	$112,370	$144,372	$372,769	$407,824

Customer, Supplier and Product Concentration

The following table presents the percentage of total net sales, for the three and nine months ended March 31, 2021 and 2020, for certain of the Company’s products, defined as products containing the same active ingredient or combination of ingredients, which accounted for at least 10% of net sales in any of those periods:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Product 1	8%	11%	13%	10%
Product 2	8%	17%	8%	18%

The following table presents the percentage of total net sales, for the three and nine months ended March 31, 2021 and 2020, for certain of the Company’s customers which accounted for at least 10% of net sales in any of those periods:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Customer A	29%	29%	27%	25%
Customer B	20%	21%	21%	24%
Customer C	13%	12%	12%	11%

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

Self-Insurance

The Company self-insures for certain employee medical and prescription benefits. The Company also maintains stop loss coverage with third party insurers to limit its total liability exposure. The liability for self-insured risks is primarily calculated using independent third-party actuarial valuations which take into account actual claims, claims growth and claims incurred but not yet reported. Actual experience, including claim frequency and severity as well as health-care inflation, could result in different liabilities than the amounts currently recorded. The liability for self-insured risks under this plan was not material to the consolidated financial position of the Company as of March 31, 2021 and June 30, 2020.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which changes the impairment model used to measure credit losses for most financial assets. We are required to recognize an allowance that reflects the Company’s current estimate of credit losses expected to be incurred over the life of the financial asset, including trade receivables. The Company adopted this guidance in the first quarter of Fiscal 2021. The adoption of ASU 2016-13 did not have a material impact on the Company’s Consolidated Financial Statements for the three and nine months ended March 31, 2021.

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

Note 4. Restructuring Charges

2020 Restructuring Plan

On July 10, 2020, the Board of Directors authorized a restructuring and cost savings plan (the “2020 Restructuring Plan”) to enhance manufacturing efficiencies, streamline operations and reduce the Company’s cost structure. The 2020 Restructuring Plan was implemented, in part, as a result of previously anticipated near-term competition and pricing pressure with respect to certain key products. The 2020 Restructuring Plan includes lowering operating costs and reducing the workforce by approximately 80 positions. The 2020 Restructuring Plan was initiated on July 13, 2020 and completed as of December 31, 2020.

The Company incurred $4.0 million in severance-related costs in the first nine months of Fiscal 2021 in connection with the 2020 Restructuring Plan. The Company expects the 2020 Restructuring Plan to result in annual cost savings in excess of $15.0 million.

A reconciliation of the changes in restructuring liabilities associated with the 2020 Restructuring Plan from June 30, 2020 through March 31, 2021 is set forth in the following table:

Employee
(In thousands)	Separation Costs
Balance at June 30, 2020	$—
Restructuring charges	4,043
Payments	(4,001)
Balance at March 31, 2021	$42

Note 5. Accounts Receivable, net

Accounts receivable, net consisted of the following components at March 31, 2021 and June 30, 2020:

	March 31,	June 30,
(In thousands)	2021	2020
Gross accounts receivable	$258,652	$271,557
Less: Chargebacks reserve	(74,729)	(61,877)
Less: Rebates reserve	(16,446)	(24,536)
Less: Returns reserve	(38,708)	(40,796)
Less: Other deductions	(13,449)	(17,557)
Less: Allowance for doubtful accounts	(629)	(1,103)
Accounts receivable, net	$114,691	$125,688

For the three months ended March 31, 2021, the Company recorded a provision for chargebacks, rebates (including rebates presented as rebates payable), returns and other deductions of $135.4 million, $27.1 million, $3.9 million and $18.6 million, respectively. For the three months ended March 31, 2020, the Company recorded a provision for chargebacks, rebates (including rebates presented as rebates payable), returns and other deductions of $201.0 million, $63.8 million, $6.4 million and $35.7 million, respectively.

For the nine months ended March 31, 2021, the Company recorded a provision for chargebacks, rebates (including rebates presented as rebates payable), returns and other deductions of $515.2 million, $104.8 million, $14.5 million and $55.2 million, respectively. For the nine months ended March 31, 2020, the Company recorded a provision for chargebacks, rebates (including rebates presented as rebates payable), returns and other deductions of $608.6 million, $180.6 million, $16.6 million and $77.2 million, respectively.

The following table identifies the activity and ending balances of each major category of revenue-related reserve for the nine months ended March 31, 2021 and 2020:

Reserve Category
(In thousands)	Chargebacks	Rebates	Returns	Other	Total
Balance at June 30, 2020	$61,877	$62,711	$40,796	$17,557	$182,941
Current period provision	515,196	104,795	14,545	55,213	689,749
Credits issued during the period	(502,344)	(119,212)	(16,633)	(59,321)	(697,510)
Balance at March 31, 2021	$74,729	$48,294	$38,708	$13,449	$175,180

Reserve Category
(In thousands)	Chargebacks	Rebates	Returns	Other	Total
Balance at June 30, 2019	$89,567	$78,274	$55,554	$18,128	$241,523
Current period provision	608,570	180,574	16,600	77,167	882,911
Credits issued during the period	(637,664)	(181,465)	(24,466)	(52,508)	(896,103)
Balance at March 31, 2020	$60,473	$77,383	$47,688	$42,787	$228,331

For the three months ending March 31, 2021 and 2020, as a percentage of gross sales the provision for chargebacks was 46.1% and 45.1%, the provision for rebates was 9.2% and 14.3%, the provision for returns was 1.3% and 1.4% and the provision for other adjustments was 6.3% and 8.0%, respectively.

For the nine months ending March 31, 2021 and 2020, as a percentage of gross sales the provision for chargebacks was 49.2% and 47.8%, the provision for rebates was 10.0% and 14.2%, the provision for returns was 1.4% and 1.3% and the provision for other adjustments was 5.3% and 6.1%, respectively.

The increase in the chargebacks reserve was primarily due to timing of sales and product mix partially offset by lower sales. The rebates reserve decreased primarily due to lower sales of Fluphenazine in Fiscal 2021, which had higher than average government-related rebates. Historically, we have not recorded any material amounts in the current period related to reversals or additions of prior period reserves.

Note 6. Inventories

Inventories at March 31, 2021 and June 30, 2020 consisted of the following:

	March 31,	June 30,
(In thousands)	2021	2020
Raw Materials	$47,307	$59,703
Work-in-process	16,143	12,235
Finished Goods	49,624	70,929
Total	$113,074	$142,867

During the three months ended March 31, 2021 and 2020, the Company recorded write-downs to net realizable value for excess and obsolete inventory of $0.4 million and $2.4 million, respectively. During the nine months ended March 31, 2021 and 2020, the Company recorded write-downs to net realizable value for excess and obsolete inventory of $23.6 million and $8.5 million, respectively. The increase in write-downs for excess and obsolete inventory was primarily related to the discontinuation of certain product lines during the second quarter of Fiscal 2021, which is discussed further in Note 9 “Intangible Assets.”

Note 7. Property, Plant and Equipment, net

Property, plant and equipment, net at March 31, 2021 and June 30, 2020 consisted of the following:

		March 31,	June 30,
(In thousands)	Useful Lives	2021	2020
Land	—	$1,783	$1,783
Building and improvements	10 - 39 years	103,361	100,285
Machinery and equipment	5 - 10 years	168,858	164,704
Furniture and fixtures	5 - 7 years	3,402	3,116
Less accumulated depreciation		(119,953)	(102,983)
		157,451	166,905
Construction in progress		11,393	12,613
Property, plant and equipment, net		$168,844	$179,518

Depreciation expense for the three months ended March 31, 2021 and 2020 was $5.8 million and $6.2 million, respectively. Depreciation expense for the nine months ended March 31, 2021 and 2020 was $17.2 million and $17.9 million, respectively.

Property, plant and equipment, net included amounts held in foreign countries in the amount of $0.5 million at March 31, 2021 and June 30, 2020.

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

Financial Instruments Disclosed, But Not Reported, at Fair Value

We estimate the fair value of our debt utilizing market quotations for debt that have quoted prices in active markets. Since our debt does not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities (Level 2). The estimated fair value of our term loan debt was approximately $518 million and $608 million as of March 31, 2021 and June 30, 2020, respectively. The estimated fair value of our 4.50% Convertible Senior Notes was approximately $53 million and $58 million as of March 31, 2021 and June 30, 2020, respectively. The fair value as of March 31, 2021 was lower than the carrying value primarily due to the Company’s stock price at March 31, 2021 as compared to the $15.29 conversion price.

Non-recurring Fair Value Measurements

The Company has certain assets that are measured at fair value on a non-recurring basis and are adjusted to fair value only when the carrying values are greater than the fair values. These assets are subject to fair value adjustments when there is evidence of impairment. The Company’s estimation of the fair value of intangible assets for impairment represents a Level 3 fair value measurement, due to the use of internal and external projections and unobservable measurement inputs. Based on an impairment analysis performed during the second quarter of Fiscal 2021, the Company adjusted the KUPI product rights assets and the KUPI in-process research and development asset to fair value, $84.0 million and $4.0 million respectively, as of December 31, 2020. Refer to Note 9 “Intangible Assets” for further information.

Note 9. Intangible Assets

Intangible assets, net as of March 31, 2021 and June 30, 2020 consisted of the following:

	Weighted	Gross Carrying Amount		Accumulated Amortization		Intangible Assets, Net
	Avg. Life	March 31,	June 30,	March 31,	June 30,	March 31,	June 30,
(In thousands)	(Yrs.)	2021	2020	2021	2020	2021	2020
Definite-lived:
KUPI product rights	15	83,955	416,154	(2,099)	(125,327)	81,856	290,827
KUPI trade name	2	2,920	2,920	(2,920)	(2,920)	—	—
KUPI other intangible assets	15	19,000	19,000	(6,778)	(5,828)	12,222	13,172
Silarx product rights	15	20,000	20,000	(4,556)	(3,556)	15,444	16,444
Other product rights	10	55,218	50,718	(8,602)	(5,426)	46,616	45,292
Total definite-lived		$181,093	$508,792	$(24,955)	$(143,057)	$156,138	$365,735

Indefinite-lived:
KUPI in-process research and development	—	$4,000	$9,000	$—	$—	$4,000	$9,000
Total indefinite-lived		4,000	9,000	—	—	4,000	9,000
Total intangible assets, net		$185,093	$517,792	$(24,955)	$(143,057)	$160,138	$374,735

For the three months ended March 31, 2021 and 2020, the Company recorded amortization expense of $3.9 million and $8.3 million, respectively. For the nine months ended March 31, 2021 and 2020, the Company recorded amortization expense of $21.1 million and $23.5 million, respectively.

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

In the second quarter of Fiscal 2021, the Company also recorded a $5.0 million impairment charge to its KUPI in-process research and development intangible asset due to delays in the expected launch of a product within the portfolio, which resulted in reduced projected cash flows.

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

Future annual amortization expense consisted of the following as of March 31, 2021:

(In thousands)	Amortization
Fiscal Year Ending June 30,	Expense
2021	$3,857
2022	17,026
2023	16,726
2024	16,426
2025	16,026
Thereafter	86,077
$156,138

Note 10. Long-Term Debt

Long-term debt, net consisted of the following:

	March 31,	June 30,
(In thousands)	2021	2020
Term Loan A	$—	$48,844
Unamortized discount and other debt issuance costs	—	(433)
Term Loan A, net	—	48,411
Term Loan B due 2022; 6.38% as of March 31, 2021	543,348	572,857
Unamortized discount and other debt issuance costs	(16,162)	(23,278)
Term Loan B, net	527,186	549,579
4.50% Convertible Senior Notes due 2026	86,250	86,250
Unamortized discount and other debt issuance costs	(2,738)	(3,111)
4.50% Convertible Senior Notes, net	83,512	83,139
$125 million Revolving Credit Facility	—	—
$30 million ABL Credit Facility	—	—
Total debt, net	610,698	681,129
Less short-term borrowings and current portion of long-term debt	—	(88,189)
Total long-term debt, net	$610,698	$592,940

The weighted average interest rate for the three months ended March 31, 2021 and 2020 was 7.9% and 8.6%, respectively. The weighted average interest rate for the nine months ended March 31, 2021 and 2020 was 7.9% and 9.0%, respectively. The Company paid off the outstanding balance of the Term Loan A of $42.0 million on November 25, 2020 with cash on hand. The Company’s undrawn $125 million Revolving Credit Facility also expired on November 25, 2020.

Long-term debt amounts due, for the twelve-month periods ending March 31 are as follows:

Amounts Payable
(In thousands)	to Institutions
2022 (a)	$39,345
2023	504,003
2024	—
2025	—
2026	—
Thereafter	86,250
Total	$629,598

(a)	The Company completed multiple transactions to refinance the existing Term Loan B Facility due 2022 on April 22, 2021. In accordance with ASC 470 Debt, the principal payments due for the twelve-month period ending March 31, 2022 are classified as non-current on the Consolidated Balance Sheet as of March 31, 2021.

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

The Company also entered into Amendment No. 4 to the Credit and Guaranty Agreement, which amends the Term Loan B Facility to permit the incurrence of the ABL Credit Facility and requires the Company to maintain at least $5 million in a deposit account at all times, subject to control by the administrative agent, and a minimum cash balance of $15 million as of the last day of each month. At March 31, 2021, the Company classified the $5 million required deposit account balance as restricted cash, which is included in other assets caption in the Consolidated Balance Sheet. The amendment also replaced Morgan Stanley Senior Funding, Inc. with Alter Domus (US) LLC as administrative agent and collateral agent under the Term Loan B Facility.

The outstanding Term Loan B Facility and ABL Credit Facility amounts above are guaranteed by all of Lannett’s significant wholly-owned domestic subsidiaries and are collateralized by substantially all present and future assets of the Company.

On April 22, 2021, the Company entered into multiple transactions to refinance the existing Term Loan B Facility due 2022. The Company also amended the existing ABL Credit Facility to, among other things, increase the aggregate amount and extend the maturity of the revolving credit. Refer to Note 20 “Subsequent Events” for further discussion of the details of the transactions.

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

On May 10, 2019, the State Attorneys General filed a new lawsuit naming the Company and one of its employees as defendants, along with 33 other companies and individuals. The complaint again alleges an overarching conspiracy and contains claims for price-fixing and market allocation under the Sherman Act and related state laws. The complaint focuses on the conduct of another generic pharmaceutical company, and the relationships that company had with other generic companies and their employees. The specific allegations in this complaint against Lannett relate to the Company’s sales of baclofen and levothyroxine. The complaint also names another current employee as a defendant, but the allegations pertain to conduct that occurred prior to their employment by Lannett. In June 2020, the State Attorneys General filed a third overarching conspiracy complaint involving scores of different drugs, including alleged price-fixing by the Company for acetazolamide. Both complaints have been added to the MDL.

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

On July 13, 2020, the District Court overseeing the MDL selected as “bellwether” cases the second overarching conspiracy case filed by the state Attorneys General in May 2019 as well as individual-conspiracy cases filed by the Direct Purchaser Plaintiffs, End Payer Plaintiffs, and Indirect Reseller Purchasers involving the drugs clobetasol, clomipramine and pravastatin. The Company is a defendant only in the overarching conspiracy case. On February 9, 2021, the District Court vacated the order selecting the bellwether cases. The District Court has re-designated the clobetasol and clomipramine cases as individual-conspiracy bellwethers, but has not yet designated a new overarching conspiracy bellwether case. To date, none of the bellwether cases have been scheduled for trial.

The Company believes that it acted in compliance with all applicable laws and regulations. Accordingly, the Company disputes the allegations set forth in these class actions and plans to vigorously defend itself against these claims.

Shareholder Litigation

In November 2016, a putative class action lawsuit was filed against the Company and two of its former officers in the federal district court for the Eastern District of Pennsylvania, alleging that the Company and two of its former officers damaged the purported class by making false and misleading statements regarding the Company’s drug pricing methodologies and internal controls. In December 2017, counsel for the putative class filed a second amended complaint. The Company filed a motion to dismiss the second amended complaint in February 2018. In July 2018, the court granted the Company’s motion to dismiss the second amended complaint. In September 2018, counsel for the putative class filed a third amended complaint alleging that the Company and two of its former officers made false and misleading statements regarding the impact of competition on prices and sales of certain of the Company’s products and regarding the potential effects on the Company of regulatory investigations and antitrust litigation. The Company filed a motion to dismiss the third amended complaint in November 2018. In May 2019, the court denied the Company’s motion to dismiss the third amended complaint. In July 2019, the Company filed an answer to the third amended complaint. On October 1, 2020, the plaintiff filed a motion for class certification. In March 2021, the Company filed a brief in opposition to the motion to certify the putative class. The Company believes it acted in compliance with all applicable laws and plans to vigorously defend itself from these claims. The Company cannot reasonably predict the outcome of the suit at this time.

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

In July 2019, a shareholder derivative lawsuit was filed against certain of the Company’s current and former officers and directors in the federal court for the Eastern District of Pennsylvania. The Company was also named as a nominal defendant in the suit. The suit alleges that the defendants breached their fiduciary duties as directors and/or officers of the Company and that certain of the defendants caused the Company to violate Sections 10(b), 14(a), and 29(b) of the Securities Exchange Act of 1934. In October 2019, this suit was transferred to the federal court for the District of Delaware and was pending before the same judge presiding over the shareholder derivative suit that was filed in May 2019. On December 4, 2019, the Court entered a stipulation consolidating the suit with a separate shareholder derivative suit filed in May 2019, as described above. On December 6, 2019, the Company filed a motion to dismiss the consolidated cases. On January 14, 2020, the parties reached an agreement in principle to resolve the consolidated cases, subject to the execution of a mutually agreeable settlement document and Court approval.

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

In February 2020, a shareholder derivative lawsuit was filed against certain of the Company’s current and former officers, directors, and employees in the Court of Chancery of the State of Delaware. The Company was also named as a nominal defendant in the suit. The suit alleges that the defendants breached their fiduciary duties as directors and/or officers of the Company, and were unjustly enriched. On March 16, 2020, the Company filed a motion to dismiss the complaint, and a motion to stay the proceedings. On March 27, 2020, the Company filed its opening brief in support of its motion to stay the proceedings. On April 6, 2020, the parties entered into a stipulation and proposed order to stay the action. The Court granted the stipulation and proposed order that same day. In light of the Final Order and Judgment entered in the two earlier filed consolidated shareholder derivative cases referenced above, the parties agreed to dismiss this action, with prejudice. The Court granted Stipulation of Dismissal with Prejudice on November 4, 2020. The Company considers this matter closed.

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

Note 12. Commitments

Leases

At March 31, 2021 and June 30, 2020, the Company had a ROU lease asset of $10.8 million and $9.3 million, respectively, and a ROU liability of $13.3 million and $10.9 million, respectively. The current balance of the ROU liability at March 31, 2021 and June 30, 2020 was $2.0 million and $1.1 million, respectively.

In February 2021, the Company extended our existing lease for the warehouse in Seymour, Indiana. The lease term is now set to expire in March 2031. Accordingly, the Company recorded a ROU lease asset and liability totaling $2.3 million, respectively, in the third quarter of Fiscal 2021.

Components of lease cost are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands)	2021	2020	2021	2020
Operating lease cost	$463	$642	$1,342	$1,713
Variable lease cost	37	32	119	93
Short-term lease cost (a)	111	194	337	473
Total	$611	$868	$1,798	$2,279
(a)	Not recorded on the Consolidated Balance Sheet.

Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

	Nine Months Ended
	March 31,
(In thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,405	$1,439
Non-cash activity:
ROU assets obtained in exchange for new operating lease liabilities	$2,275	$4,317

Weighted-average remaining lease term and discount rate for our operating leases are as follows:

	Nine Months Ended
	March 31,
	2021		2020
Weighted-average remaining lease term	10	years	9	years
Weighted-average discount rate	8.5%		7.9%

Maturities of lease liabilities by fiscal year for our operating leases are as follows:

(In thousands)	Amounts Due
2021	$527
2022	2,045
2023	2,064
2024	2,083
2025	2,103
Thereafter	10,637
Total lease payments	19,459
Less: Imputed interest	6,113
Present value of lease liabilities	$13,346

Other Commitments

During Fiscal 2017, the Company signed an agreement with a company operating in the pharmaceutical business, under which the Company agreed to provide up to $15.0 million in revolving loans, which expires in seven years and bears interest at 2.0%, for the purpose of expansion and other business needs. In Fiscal 2019, the Company sold 50% of the outstanding loan to a third party for $5.6 million, in addition to assigning 50% of all rights, title and interest in the loan and loan documents. As of March 31, 2021, $6.6 million was outstanding under the revolving loan and is included in other assets. Based on the guidance set forth in ASC 810-10 Consolidation, the Company has concluded that it has a variable interest in the entity. However, the Company is not the primary beneficiary to the entity and as such, is not required to consolidate the entity’s results of operations.

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

On February 8, 2021, the Company executed a License and Collaboration Agreement and a Supply Agreement with Sunshine Lake Pharma Co., Ltd. an HEC Group company (“Sunshine”) with respect to the development of a biosimilar insulin aspart product. Under the terms of the deal, among other things, the Company shall fund up to the initial $32 million of the development costs, provided that if total development and other costs paid by Lannett are less than $32 million then the difference will be paid to Sunshine over the first year of commercialization. The parties shall negotiate the sharing of any development costs in excess of $32 million. Lannett shall receive an exclusive license to distribute and market the product in the United States upon FDA approval under the 50/50 profit split for the first ten years following commercialization, followed by a 60/40 split in favor of Sunshine for the following five years.

Note 13. Accumulated Other Comprehensive Loss

The Company’s Accumulated Other Comprehensive Loss was comprised of the following components as of March 31, 2021 and 2020:

	March 31,
(In thousands)	2021	2020
Foreign Currency Translation
Beginning Balance, June 30	$(627)	$(615)
Net income (loss) on foreign currency translation (net of tax of $0 and $0)	24	(26)
Other comprehensive income (loss), net of tax	24	(26)
Total Accumulated Other Comprehensive Loss	$(603)	$(641)

Note 14. Loss Per Common Share

A reconciliation of the Company’s basic and diluted loss per common share was as follows:

	Three Months Ended
	March 31,
(In thousands, except share and per share data)	2021	2020
Numerator:
Net loss	$(7,142)	$(16,592)
Interest expense applicable to the Convertible Notes, net of tax	—	—
Amortization of debt issuance costs applicable to the Convertible Notes, net of tax	—	—
Adjusted “if-converted” net loss	$(7,142)	$(16,592)

Denominator:
Basic weighted average common shares outstanding	39,511,296	38,707,049
Effect of potentially dilutive options and restricted stock awards	—	—
Effect of conversion of the Convertible Notes	—	—
Diluted weighted average common shares outstanding	39,511,296	38,707,049

Loss per common share:
Basic	$(0.18)	$(0.43)
Diluted	$(0.18)	$(0.43)

	Nine Months Ended
	March 31,
(In thousands, except share and per share data)	2021	2020
Numerator:
Net loss	$(185,589)	$(23,665)
Interest expense applicable to the Convertible Notes, net of tax	—	—
Amortization of debt issuance costs applicable to the Convertible Notes, net of tax	—	—
Adjusted “if-converted” net loss	$(185,589)	$(23,665)

Denominator:
Basic weighted average common shares outstanding	39,340,670	38,539,850
Effect of potentially dilutive options and restricted stock awards	—	—
Effect of conversion of the Convertible Notes	—	—
Diluted weighted average common shares outstanding	39,340,670	38,539,850

Loss per common share:
Basic	$(4.72)	$(0.61)
Diluted	$(4.72)	$(0.61)

The number of anti-dilutive shares that have been excluded in the computation of diluted loss and earnings per share for the three months ended March 31, 2021 and 2020 were 8.1 million and 7.8 million, respectively. The number of anti-dilutive shares that have been excluded in the computation of diluted loss and earnings per share for the nine months ended March 31, 2021 and 2020 were 8.1 million and 6.0 million, respectively. The effect of potentially dilutive shares was excluded from the calculation of diluted loss per share in the three and nine months ended March 31, 2021 and 2020 because the effect of including such securities would be anti-dilutive.

Note 15. Share-based Compensation

At March 31, 2021, the Company had two share-based employee compensation plans (the 2014 Long-Term Incentive Plan “LTIP” and the 2021 “LTIP”). The 2021 LTIP, which authorized 3.0 million new shares of common stock for future issuances, was approved by the stockholders of the Company January 2021. Together these plans authorized an aggregate total of 8.0 million shares to be issued. As of March 31, 2021, the plans have a total of 3.0 million shares available for future issuances. No awards have been granted from the 2021 LTIP as of March 31, 2021.

Historically, the Company has issued share-based compensation awards with a vesting period ranging up to 3 years and a maximum contractual term of 10 years. The Company issues new shares of stock when stock options are exercised. As of March 31, 2021, there was $11.2 million of total unrecognized compensation cost related to non-vested share-based compensation awards. That cost is expected to be recognized over a weighted average period of 2.2 years.

Stock Options

The Company measures share-based compensation cost for options using the Black-Scholes option pricing model. The following table presents the weighted average assumptions used to estimate fair values of the stock options granted, the estimated annual forfeiture rates used to recognize the associated compensation expense and the weighted average fair value of the options granted during the nine months ended March 31, 2021 and 2020:

	Nine Months Ended
	March 31, 2021		March 31, 2020
Risk-free interest rate	0.2%		1.9%
Expected volatility	82.5%		73.7%
Expected dividend yield	—%		—%
Forfeiture rate	—%		—%
Expected term	5.0	years	5.1	years
Weighted average fair value	$3.86		$4.04

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

A stock option summary as of March 31, 2021 and changes during the nine months then ended, is presented below:

				Weighted
		Weighted-		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
(In thousands, except for weighted average price and life data)	Awards	Price	Value	Life (yrs.)
Outstanding at June 30, 2020	991	$12.11	$678	5.6
Granted	309	$5.95
Exercised	(37)	$4.12	$61
Forfeited, expired or repurchased	(217)	$17.17
Outstanding at March 31, 2021	1,046	$9.51	$62	7.4

Vested and expected to vest at March 31, 2021	1,045	$9.51	$62	7.4
Exercisable at March 31, 2021	383	$14.82	$62	5.1

Restricted Stock

The Company measures restricted stock compensation costs based on the stock price at the grant date less an estimate for expected forfeitures. The annual forfeiture rate used to calculate compensation expense was 6.5% for the nine months ended March 31, 2021 and 2020.

A summary of restricted stock awards as of March 31, 2021 and changes during the nine months then ended, is presented below:

		Weighted
		Average Grant -	Aggregate
(In thousands, except for weighted average price data)	Awards	date Fair Value	Intrinsic Value
Non-vested at June 30, 2020	1,344	$8.70
Granted	894	5.74
Vested	(792)	8.49	$4,613
Forfeited	(75)	9.57
Non-vested at March 31, 2021	1,371	$6.85

Performance-Based Shares

In September 2017, the Company began granting performance-based awards to certain key executives. The stock-settled awards will cliff vest based on relative Total Shareholder Return (“TSR”) over a three-year period. The Company measures share-based compensation cost for TSR awards using a Monte-Carlo simulation model.

A summary of performance-based share awards as of March 31, 2021 and changes during the current fiscal year, is presented below:

		Weighted
		Average Grant -
(In thousands, except for weighted average price and life data)	Awards	date Fair Value
Non-vested at June 30, 2020	204	$12.99
Granted	339	$9.22
Performance adjustment (1)	(12)	$25.58
Non-vested at March 31, 2021	531	$10.29
(1)	Represents the adjustment based on the performance of the September 2017 awards, which was below the Threshold goal level at the end of the three-year performance period.

Employee Stock Purchase Plan

In February 2003, the Company’s stockholders approved an Employee Stock Purchase Plan (“ESPP”). Employees eligible to participate in the ESPP may purchase shares of the Company’s stock at 85% of the lower of the fair market value of the common stock on the first day of the calendar quarter, or the last day of the calendar quarter. Under the ESPP, employees can authorize the Company to withhold up to 10% of their compensation during any quarterly offering period, subject to certain limitations. The ESPP was implemented on April 1, 2003 and is qualified under Section 423 of the Internal Revenue Code. The Board of Directors authorized an aggregate total of 1.1 million shares of the Company’s common stock for issuance under the ESPP. During the nine months ended March 31, 2021 and 2020, 81 thousand shares and 83 thousand shares were issued under the ESPP, respectively. As of March 31, 2021, 991 thousand total cumulative shares have been issued under the ESPP.

The following table presents the allocation of share-based compensation costs recognized in the Consolidated Statements of Operations by financial statement line item:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands)	2021	2020	2021	2020
Selling, general and administrative expenses	$1,411	$1,124	$5,632	$5,965
Research and development expenses	132	180	419	618
Cost of sales	320	566	1,145	1,753
Total	$1,863	$1,870	$7,196	$8,336

Tax benefit at statutory rate	$419	$421	$1,619	$1,876

Note 16. Employee Benefit Plan

The Company has a 401k defined contribution plan (the “Plan”) covering substantially all employees. Pursuant to the Plan provisions, the Company was required to make matching contributions equal to 50% of each employee’s contribution, not to exceed 4% of the employee’s compensation for the Plan year. Beginning January 1, 2021, the Company reduced the matching contribution to 50% of each employee’s contribution, not to exceed 2% of the employee’s compensation for the Plan year. Contributions to the Plan were $0.3 million and $0.6 million during the three months ended March 31, 2021 and 2020, respectively. Contributions to the Plan were $1.3 million and $1.7 million during the nine months ended March 31, 2021 and 2020, respectively.

In Fiscal 2020, the Company implemented a non-qualified deferred compensation plan for certain senior-level management and executives. The non-qualified deferred compensation plan allows certain eligible employees to defer additional pre-tax earnings for retirement, beyond the IRS limits in place under the Plan. Contributions to the non-qualified deferred compensation plan during the three and nine months ended March 31, 2021 were not material.

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

The federal, state and local income tax benefit for the three months ended March 31, 2021 was $2.5 million compared to $1.7 million for the three months ended March 31, 2020. The effective tax rates for the three months ended March 31, 2021 and 2020 were 26.3% and 9.1%, respectively. The effective tax rate for the three months ended March 31, 2021 was higher compared to the three months ended March 31, 2020 primarily due to the relative impact of excess tax shortfalls related to stock compensation as well as a non-deductible branded prescription drug fee in the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.

The federal, state and local income tax benefit for the nine months ended March 31, 2021 was $68.6 million compared to $5.2 million for the nine months ended March 31, 2020. The effective tax rates for the nine months ended March 31, 2021 and 2020 were 27.0% and 18.0%, respectively. The effective tax rate for the nine months ended March 31, 2021 was higher compared to the nine months ended March 31, 2020 primarily due to the impact of the CARES Act, which increased the interest expense deductibility limitation in the current year and also allowed the Company to carry back its taxable loss into a prior fiscal year, where the statutory tax rate was 35%. The impact of excess tax shortfalls related to stock compensation as well as a non-deductible branded prescription drug fee in the nine months ended March 31, 2020 relative to expected pre-tax loss also contributed to a lower effective tax rate as compared to the nine months ended March 31, 2021.

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

As of March 31, 2021 and June 30, 2020, the Company has total unrecognized tax benefits of $4.6 million and $4.6 million, respectively, of which $4.4 million and $4.5 million would impact the Company’s effective tax rate for each period, if recognized. As a result of the positions taken during the period, the Company has not recorded any material interest and penalties for the period ended March 31, 2021 in the statement of operations and no cumulative interest and penalties have been recorded either in the Company’s statement of financial position as of March 31, 2021 and June 30, 2020. The Company will recognize interest accrued on unrecognized tax benefits in interest expense and any related penalties in operating expenses.

The Company files income tax returns in the United States federal jurisdiction and various states. The Company’s federal tax returns for Fiscal Year 2014 and prior generally are no longer subject to review as such years are closed. The Company’s Fiscal Year 2015 through 2017 federal returns are currently under examination by the Internal Revenue Service (“IRS”). In March 2021, the Company was notified that its Fiscal Year 2020 federal return was also selected for examination. The Company has received preliminary assessments from the IRS, which are not considered material to Company’s Consolidated Statements of Operations; however, we cannot reasonably predict the final outcome of the examinations at this time. In October 2018, the Company was notified that the Commonwealth of Pennsylvania will conduct a routine field audit of the Company’s Fiscal 2016 and Fiscal 2017 corporate tax returns. In March 2021, the Company received a preliminary assessment from the Commonwealth of Pennsylvania, which is not considered material to the Company’s Consolidated Statement of Operations.

Note 18. Related Party Transactions

The Company had sales of $0.6 million and $0.9 million during the three months ended March 31, 2021 and 2020, respectively, to a generic distributor, Auburn Pharmaceutical Company (“Auburn”), which is a member of the Premier Buying Group. Sales to Auburn were $2.1 million for each of the nine months ended March 31, 2021 and 2020. Jeffrey Farber, a current board member, is the owner of Auburn. Accounts receivable includes amounts due from Auburn of $0.4 million and $0.7 million at March 31, 2021 and June 30, 2020, respectively.

Note 19. Assets Held for Sale

In the first quarter of Fiscal 2019, the Company approved a plan to sell the Cody API business, which includes the manufacturing and distribution of active pharmaceutical ingredients for use in finished goods production. The Company was unable to sell the Cody API business as an ongoing operation and sold the equipment utilized by the Cody API business during Fiscal 2020. The Company ceased operations at Cody Labs, leased a portion of the real estate to a third party and intends to sell the remaining real estate. In October 2020, the Company entered into an agreement for the sale of real estate associated with the Cody API business for $3.8 million before fees and selling costs, subject to certain closing conditions. However, prior to closing, the buyer terminated the transaction in December 2020. The Company continues to actively market the real estate. As of March 31, 2021, the remaining real estate associated with the Cody API business, totaling $2.7 million, was recorded in the assets held for sale caption in the Consolidated Balance Sheet.

The following table summarizes the financial results of the Cody API business for the three and nine months ended March 31, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands)	2021	2020	2021	2020
Net sales	$—	$—	$—	$1,607
Pretax loss attributable to Cody API business	(110)	(1,279)	(727)	(6,340)

The pretax loss attributable to the Cody API business during the nine months ended March 31, 2020 includes a full impairment of a $1.2 million ROU lease asset that was recorded upon adoption of ASU No. 2016-02 on July 1, 2019.

Note 20. Subsequent Events

On April 22, 2021, the Company issued $350.0 million aggregate principal amount of 7.750% senior secured notes due 2026 (the “Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”) and outside the United States to persons other than U.S. persons in reliance upon Regulation S under the Securities Act. The Notes will pay interest semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2021, at a rate of 7.750% per annum in cash. The Notes will mature on April 15, 2026, unless earlier redeemed or repurchased in accordance with their terms. The Notes will be secured by first priority liens on substantially all of the assets of the Company and the guarantors, other than working capital assets pledged to secure the Company’s asset-based credit facility, as to which the Notes will be secured on a second lien basis.

On April 5, 2021, the Company entered into an Exchange Agreement with certain Participating Lenders to exchange a portion of their existing Term B Loans for Second Lien Loans pursuant to a new $190.0 million Second Lien Secured Loan Facility (“Second Lien Facility”). On April 22, 2021, in connection with the issuance of the Notes and the entrance into the Amended ABL Facility, which is discussed further below, the exchange between the Company and the Participating Lenders was consummated. From the Closing Date until the 1-year anniversary of the Closing Date, the Second Lien Loans will pay 10% paid-in-kind interest. Thereafter, the Second Lien notes will pay 5% cash interest and 5% paid-in-kind interest until maturity. The Second Lien Loans will mature on July 15, 2026. In connection with the Second Lien Facility, the Company issued to the Participating Lenders warrants to purchase up to 8,280,000 shares of common stock of the Company (the “Warrants”) at an exercise price of $6.88 per share. The Warrants will have a term of 8 years from issuance and the Participating Lenders will receive registration rights with respect to the shares of common stock of the Company to be received upon exercise of the Warrants.

In addition to the Notes Offering and the Second Lien Facility, the Company entered into an amendment (the “Amended ABL Credit Agreement”) to that certain Credit and Guaranty Agreement, dated as of December 7, 2020, among the Company, certain of its wholly-owned domestic subsidiaries party thereto, as borrowers or as guarantors, Wells Fargo Bank, National Association, as administrative agent and as collateral agent and the other lenders party thereto, for the purpose of, among other things, increasing the aggregate amount of the revolving credit facility to $45.0 million and extending the maturity thereof to the fifth anniversary of the closing date of Notes Offering (subject to a springing maturity as set forth therein.

The Company used the net proceeds of the Notes Offering and Second Lien Facility, in addition to cash on hand, to pay off the existing Term Loan B Facility in full and pay certain fees and expenses related to the transactions.

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

In mid-March, 2020, the Company instituted a work from home process for all employees, other than employees in our manufacturing plants, distribution center, and R&D facilities which support manufacturing. For employees who cannot perform their job remotely, the Company has implemented enhanced cleaning and sanitizing procedures, weekly fogging and provided additional personal hygiene supplies and personal protective equipment such as rubber gloves, N95 respirators and powered air-purifying respirator that are in line with Centers for Disease Control and Preventions (“CDC”) recommendations. The Company has also implemented thermal screening for all employees and visitors entering its facilities. Employees are required to adhere to the CDC guidelines, social distancing and any employee experiencing any symptoms of COVID-19 is required to stay home and seek medical attention. Any employee who tests positive for COVID-19 is required to quarantine and is not allowed to return to the facilities without a physician’s release or completion of published quarantine periods. The Company has closed its facilities to outside persons that are not critical to continuing our operations. In cases where they are essential, visitors undergo a pre-admittance check to include a thermal screening and risk evaluation. The Company has experienced an increase in absenteeism arising from intermittent spikes in cases across the country, which has caused an increase in overtime and cost to produce the products, but to date the rate of employee absenteeism has not had any material effect on the Company’s business or its ability to manufacture and distribute products and plants continue to operate at normal capacity. As the pandemic continues to linger due to variants or limited vaccine supplies, there is an ongoing risk of employee absenteeism which could materially impact the Company’s operations. To date, the Company’s work from home process has not materially impacted the Company’s financial reporting systems or controls over financial reporting and disclosures nor do we expect that the remote work arrangement will have a material impact in the future.

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

As a result of the pandemic, certain clinical trials which were underway or scheduled to begin were temporarily placed on hold, although all such clinical trials were resumed and have been completed. Such delays impacted the Company’s timing for filing applications for product approvals with the FDA as well as related timing of FDA approval of such filings. Additionally, the pandemic has slowed down the Company’s efforts to expand its product portfolio through acquisitions and distribution opportunities, impacting the speed with which the Company is able to bring additional products to market. While there have been some efforts by some of our customers to increase their inventory levels for the Company’s products in the near term, the Company has not seen significant increases in demand. The Company does not anticipate any significant changes in demand for its products in the future, however, depending on the duration and severity of the outbreak, levels of demand may change.

In light of the economic impacts of COVID-19, the Company reviewed the assets on our Consolidated Balance Sheet as of March 31, 2021, including intangible and other long-lived assets. Based on our review, the Company determined that no impairments or other write-downs specifically related to COVID-19 were necessary during the first nine months of Fiscal Year 2021. Our assessment is based on information currently available and is highly reliant on various assumptions. Changes in market conditions could impact the Company’s future outlook and may lead to impairments in the future.

Based on the foregoing, the Company cannot reasonably predict the ultimate impact of COVID-19 on our future results of operations and cash flows due to the continued uncertainty around the duration and severity of the pandemic.

2020 Restructuring Plan

On July 10, 2020, the Board of Directors authorized a restructuring and cost savings plan (the “2020 Restructuring Plan”) to enhance manufacturing efficiencies, streamline operations and reduce the Company’s cost structure. The 2020 Restructuring Plan was implemented, in part, as a result of previously anticipated near-term competition and pricing pressure with respect to certain key products. The 2020 Restructuring Plan includes lowering operating costs and reducing the workforce by approximately 80 positions. The 2020 Restructuring Plan was initiated on July 13, 2020 and completed as of December 31, 2020.

The Company incurred approximately $4.0 million in severance-related costs in the first nine months of Fiscal 2021, in connection with the 2020 Restructuring Plan. The Company expects the 2020 Restructuring Plan to result in annual cost savings in excess of $15.0 million.

Financial Summary

For the third quarter of Fiscal Year 2021, net sales decreased to $112.4 million as compared to $144.4 million in the same prior-year period. Gross profit decreased to $26.5 million compared to $41.7 million in the prior-year period and gross profit percentage decreased to 24% compared to 29% in the prior-year period. R&D expenses decreased 20% to $6.0 million compared to $7.4 million in the third quarter of Fiscal Year 2020 while SG&A expenses decreased 20% to $17.6 million from $22.1 million. Operating income for the third quarter of Fiscal Year 2021 was $2.8 million compared to operating loss of $2.1 million in the third quarter of Fiscal Year 2020, which included an asset impairment charge totaling $14.0 million. Net loss for the third quarter of Fiscal Year 2021 was $7.1 million, or $(0.18) per diluted share. Comparatively, net loss in the prior-year period was $16.6 million, or $(0.43) per diluted share.

For the first nine months of Fiscal 2021, net sales decreased to $372.8 million compared to $407.8 million in the same prior-year period. Gross profit decreased to $52.9 million compared to $125.6 million in the prior-year period. Gross profit percentage decreased to 14% compared to 31% in the prior-year period. R&D expenses decreased 22% to $18.2 million compared to $23.3 million in the first nine months of Fiscal 2020 while SG&A expenses decreased 24% to $46.5 million from $60.9 million in the prior-year period. Restructuring expenses increased to $4.0 million from $1.8 million in the prior-year period. Operating loss for the first nine months of Fiscal 2021, which included intangible asset impairment charges totaling $198.0 million, was $213.8 million compared to operating income of $24.1 million in the prior-year period, which included asset impairment charges totaling $15.6 million. Net loss for the first nine months of Fiscal 2021 was $185.6 million, or $(4.72) per diluted share compared to net loss of $23.7 million, or $(0.61) per diluted share in the prior-year period.

A more detailed discussion of the Company’s financial results can be found below.

Results of Operations - Three months ended March 31, 2021 compared with the three months ended March 31, 2020

Net sales decreased 22% to $112.4 million for the three months ended March 31, 2021. The table below identifies the Company’s net product sales by medical indication for the three months ended March 31, 2021 and 2020.

(In thousands)	Three Months Ended March 31,
Medical Indication	2021	2020
Analgesic	$3,836	$2,811
Anti-Psychosis	11,678	27,858
Cardiovascular	16,573	21,746
Central Nervous System	24,509	18,566
Endocrinology	6,822	—
Gastrointestinal	16,817	20,745
Infectious Disease	10,610	21,749
Migraine	5,169	12,886
Respiratory/Allergy/Cough/Cold	2,548	2,966
Urinary	1,566	1,149
Other	8,617	8,051
Contract manufacturing revenue	3,625	5,845
Total net sales	$112,370	$144,372

The decrease in net sales was driven by a decrease in the selling price of products of $18.5 million and a decrease in volumes of $13.5 million. The decrease in the selling price of products was primarily driven by lower sales prices of Fluphenazine, which is included within the Anti-Psychosis medical indication, and Posaconazole, which is included within the Infectious Disease medical indication, due to new competitors entering the market. Overall volumes decreased primarily due to lower volumes of Fluphenazine and Sumatriptan, which is included within the Migraine medical indication, partially offset by the launch of Levothyroxine Tablets and Capsules, which are included within the Endocrinology medical indication.

In January 2017, a provision in the Bipartisan Budget Act of 2015 required drug manufacturers to pay additional rebates to state Medicaid programs if the prices of their generic drugs rise at a rate faster than inflation. The provision negatively impacted the Company’s net sales by $3.7 million and $9.3 million during the three months ended March 31, 2021 and 2020, respectively.

The following chart details price and volume changes by medical indication:

	Sales volume	Sales price
Medical indication	change %	change %
Analgesic	33%	3%
Anti-Psychosis	(28)%	(30)%
Cardiovascular	(25)%	1%
Central Nervous System	29%	3%
Endocrinology	100%	—%
Gastrointestinal	(11)%	(8)%
Infectious Disease	(17)%	(34)%
Migraine	(43)%	(17)%
Respiratory/Allergy/Cough/Cold	(8)%	(6)%
Urinary	27%	9%

The Company sells its products to customers in various distribution channels. The table below presents the Company’s net sales to each distribution channel for the three months ended:

(In thousands)	March 31,	March 31,
Customer Distribution Channel	2021	2020
Wholesaler/Distributor	$94,016	$116,025
Retail Chain	12,226	18,951
Mail-Order Pharmacy	2,503	3,551
Contract manufacturing revenue	3,625	5,845
Total net sales	$112,370	$144,372

The overall decrease in sales was primarily driven by lower sales of Fluphenazine and Posaconazole due to new competitors entering the market partially offset by sales from new product launches.

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

The competitor filed a Citizen Petition with the FDA in February 2019, claiming that the grant of the New Chemical Entity (“NCE”) exclusivity blocks the approval of the Company’s application for five years and requesting that the FDA refuse to accept any further submissions in furtherance of the Company’s Section 505(b)(2) NDA application, treat as withdrawn any submissions made by the Company after December 2017 and withdraw the Company’s Section 505(b)(2) application. On April 24, 2019, the Company filed an opposition to the Citizen Petition requesting that it be denied. On July 3, 2019, the FDA denied the competitor’s Citizen Petition. Thereafter, the competitor filed a second Citizen Petition claiming that the FDA should rescind the acceptance of the Company’s Section 505(b)(2) application and only permit the Company to re-submit the application as an ANDA after the expiration of the competitor’s five-year exclusivity. The Company filed an opposition to the second Citizen Petition asserting, among other things, that the FDA should summarily deny the second Citizen Petition as an improper attempt to delay competition. On January 10, 2020, the FDA denied the second Citizen Petition and the FDA approved the Company’s Section 505(b)(2) NDA application. On January 27, 2020, the competitor filed a complaint against the FDA seeking an order invalidating the approval of the Company’s 505(b)(2) NDA, claiming the approval violates the competitor’s five-year exclusivity. On February 14, 2020, the Company filed a motion to intervene in the competitor’s lawsuit in order to argue that the request for relief be denied. On April 15, 2020, the competitor filed a motion for summary judgment. The Company and FDA filed responses in opposition and cross motions for summary judgement requesting dismissal of the complaint. The parties submitted further reply briefs and are awaiting a decision by the Court. On September 15, 2020, the Court granted summary judgment in part to the competitor on one of the counts of the complaint. While the Court agreed with the FDA that the competitor’s NCE exclusivity did not block the approval of the Company’s 505(b)(2) application, the Court found that the FDA erred by not requiring the Company to submit a patent certification. The Court requested that the parties file a joint status report indicating the remedy the Court should order to correct the error. The FDA and the Company requested the Court order the case remanded to the FDA without vacating the Company’s 505(b)(2) approval. The competitor requested the Court remand the case to the FDA while also vacating the Company’s 505(b)(2) approval. On October 7, 2020, the Court held a status conference and ordered that the competitor file a motion to vacate on October 16, 2020, and the FDA and the Company to file an opposition and cross motion for reconsideration on October 30, 2020. On October 16, 2020, the competitor filed a motion to vacate the Company’s NDA approval and on October 30, 2020, the Company and FDA filed a response in opposition and a cross motion for reconsideration. On January 11, 2021, the law clerk to the Judge sent an email indicating that Court was inclined to deny the competitor’s motion to vacate, deny the motion for reconsideration and remand the case to the FDA to take appropriate action to cure any procedural defect with the Company’s NDA. On January 21, 2021, the Court held a conference and indicated that it would be issuing an Order remanding the case to FDA for either 45 or 60 days to address the error relating to the missing patent certification in the NDA. By Memorandum and Opinion dated January 27, 2021, the Court denied the FDA and Company’s motion for reconsideration, granted the competitor’s motion to vacate, but stayed the order for 60 days to permit the FDA to take any action necessary to address the Court’s ruling regarding the patent certification in connection with the Company’s 505(b)(2) NDA. On March 18, 2021, the FDA filed a status report with the Court re-affirming the Company’s 505(b)(2) approval and on March 26, 2021 the Court vacated the earlier order that had vacated the Company’s approval. On April 5, 2021, the competitor filed an amended complaint seeking to require the FDA to withdraw the Company’s 505(b)(2) approval and, on April 12, 2021, the competitor filed a motion for summary judgment. The FDA and Company’s opposition and cross motion for summary judgment were filed on April 30, 2021.

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

On June 6, 2020, the competitor filed a patent infringement complaint in the United States District Court for the District of Delaware, asserting that the Company’s approved cocaine hydrochloride product infringes three patents issued to the competitor. On June 19, 2020, the Company filed an answer and counterclaim, alleging that the Company either does not infringe or the three asserted patents are invalid. In addition, the Company sought a declaration that, as to the competitor’s three additional patents not asserted against the Company, they are either not infringed or invalid. The competitor filed a motion to dismiss a portion of the counterclaim and the Company filed a response in opposition to the motion. The competitor subsequently filed an amended complaint asserting additional patents against the Company. The Company is in the process of filing an answer and counterclaim, asserting, among other things, that the patents are invalid. The Company continues to market its approved cocaine hydrochloride product.

Thalomid®

The Company filed with the FDA an ANDA No. 206601, along with a paragraph IV certification, alleging that the fifteen patents associated with the Thalomid drug product are invalid, unenforceable and/or not infringed. On January 30, 2015, Celgene Corporation and Children’s Medical Center Corporation filed a patent infringement lawsuit in the United States District Court for the District of New Jersey, alleging that the Company’s filing of ANDA No. 206601 constitutes an act of patent infringement and seeking a declaration that the patents at issue are valid and infringed. A settlement agreement was reached, and the Court dismissed the lawsuit in October 2017. Pursuant to the settlement agreement, the Company entered into a license agreement that permitted Lannett to manufacture and market in the U.S. its generic thalidomide product as of August 1, 2019 or earlier under certain circumstances. In the second quarter of Fiscal 2019, the Company received a Major Complete Response Letter (“CRL”) related to issues at its API supplier. The Company filed a response to the CRL. The Company received a second Major CRL in the first quarter of Fiscal 2020 related to continued issues at the API supplier, as well as issues with the Risk Evaluation and Mitigation Strategy (“REMS”) program hosted by Celgene. On March 26, 2021, the Company received a third Major CRL from the FDA relating to continuing issues with the API supplier. The Company is working on addressing the FDA comments and cannot reasonably predict timing of the product launch.

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

On June 1, 2020, a class action complaint was served upon the Company and approximately forty-five (45) other companies asserting claims for personal injury arising from the presence of NDMA in Ranitidine products. The complaint is consolidated in a multidistrict litigation (“MDL”) pending in the United States District Court for the Southern District of Florida. Similar complaints were filed in state court in New Mexico and state court in Maryland and served upon the Company. Subsequently, a number of similar complaints were served on the Company. The Company has filed a motion to dismiss the complaint filed in the MDL and has filed a motion to transfer the complaint filed in the New Mexico state court to the MDL. On December 31, 2020, the Court granted the Company’s motion to dismiss Master Personal Injury Complaint, Consolidated Consumer Class Action Complaint and Consolidated third Party Payor Class Complaint, all based on federal preemption. The Court dismissed some of the claims with prejudice and others with leave to amend. The plaintiffs filed an amended complaint on February 9, 2021, and the Company along with the other generic defendants recently filed a joint motion to dismiss these claims. Separately, the New Mexico case was conditionally transferred to the MDL and the plaintiff filed a motion to vacate the conditional transfer, which the Company has opposed. These motions were recently granted and the case has been transferred back to state court in New Mexico. The plaintiffs filed their First Amended Complaint on April 16, 2021 and defendants will have 30 days thereafter to file substantive and jurisdictional motions to dismiss. Since the Company was not licensed to do business in New Mexico and, based upon the information received to date, did not sell Ranitidine in New Mexico, we plan to join both arguments. The Company filed a notice to remove and transfer the Maryland case to the MDL which the plaintiff has opposed. The Company has placed its insurance carrier on notice of the claim and the carrier has appointed counsel to defend the Company.

Cost of Sales, including amortization of intangibles. Cost of sales, including amortization of intangibles, for the third quarter of Fiscal Year 2021 decreased 16% to $85.9 million from $102.7 million in the same prior-year period. The decrease was primarily attributable to lower volumes due to the Company’s decision to discontinue lower margin products in the second quarter of Fiscal Year 2021, partially offset by additional volumes from new product launches. Product royalties expense included in cost of sales totaled $12.6 million for the third quarter of Fiscal Year 2021 and $21.4 million for the third quarter of Fiscal Year 2020 primarily attributable to lower sales of Posaconazole. Amortization expense included in cost of sales totaled $3.9 million for the third quarter of Fiscal 2021 and $8.3 million for the third quarter of Fiscal 2020.

Gross Profit. Gross profit for the third quarter of Fiscal 2021 decreased 37% to $26.5 million or 24% of net sales. In comparison, gross profit for the third quarter of Fiscal 2020 was $41.7 million or 29% of net sales. The decrease in gross profit percentage was primarily attributable to lower volumes of Fluphenazine, which had higher than average gross profit margins, as well as overall lower average selling prices of our products.

Research and Development Expenses. Research and development expenses for the third quarter of Fiscal 2021 decreased 20% to $6.0 million from $7.4 million in Fiscal Year 2020. The decrease was primarily due to lower R&D expenses as a result of timing of certain milestones related to product development projects.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 20% to $17.6 million in the third quarter of Fiscal Year 2021 compared with $22.1 million in Fiscal Year 2020. The decrease was primarily driven by a lower branded prescription drug fee, lower incentive-based compensation and other cost reduction initiatives, partially offset by higher legal expenses.

Asset impairment charges. In the third quarter of Fiscal 2020, the Company performed an impairment analysis of its AB-rated Methylphenidate Hydrochloride product, which is distributed under a license agreement with Andor Pharmaceuticals, LLC (“Andor”), due to significant declines in the projected profitability of the distribution arrangement. As a result of the analysis, the Company recorded a $14.0 million impairment charge.

Other Loss. Interest expense for the three months ended March 31, 2021 totaled $12.6 million compared to $16.2 million for the three months ended March 31, 2020. The decrease was due to a lower average debt balance in the third quarter of Fiscal 2021 as compared to the prior-year period as well as a lower weighted-average interest rate due to the full repayment of the outstanding Term Loan A balance. The weighted average interest rate for the third quarter of Fiscal 2021 and 2020 was 7.9% and 8.6%, respectively.

Income Tax. The Company recorded an income tax benefit of $2.5 million in the third quarter of Fiscal Year 2021 as compared to an income tax benefit of $1.7 million in the third quarter of Fiscal Year 2020. The effective tax rate for the three months ended March 31, 2021 was 26.3%, compared to 9.1% for the three months ended March 31, 2020. The effective tax rate for the three months ended March 31, 2021 was higher compared to the three months ended March 31, 2020 primarily due to the relative impact of excess tax shortfalls related to stock compensation as well as a non-deductible branded prescription drug fee in the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.

Net Loss. For the three months ended March 31, 2021, the Company reported net loss of $7.1 million, or $(0.18) per diluted share. Comparatively, net loss in the corresponding prior-year period was $16.6 million, or $(0.43) per diluted share.

Results of Operations - Nine months ended March 31, 2021 compared with the nine months ended March 31, 2020

Net sales decreased to $372.8 million for the nine months ended March 31, 2021. The table below identifies the Company's net product sales by medical indication for the nine months ended March 31, 2021 and 2020.

(In thousands)	Nine Months Ended March 31,
Medical Indication	2021	2020
Analgesic	$10,528	$6,806
Anti-Psychosis	38,023	78,588
Cardiovascular	52,623	67,325
Central Nervous System	71,648	57,154
Endocrinology	19,551	—
Gastrointestinal	52,492	56,020
Infectious Disease	55,586	51,722
Migraine	20,942	32,907
Respiratory/Allergy/Cough/Cold	6,241	8,747
Urinary	4,385	2,817
Other	24,661	27,847
Contract manufacturing revenue	16,089	17,891
Total net sales	$372,769	$407,824

The decrease in net sales was driven by a decrease in the selling price of products of $64.8 million partially offset by increased volumes of $29.7 million. The decrease in the selling price of products was primarily driven by lower sales prices of Fluphenazine, which is included within the Anti-Psychosis medical indication, and Posaconazole, which is included in Infectious Disease medical indication, due to new competitors entering the market, as well as lower average selling price across the remaining medical indications. Overall volumes increased primarily due to increased volumes of Posaconazole and from new product launches, including Levothyroxine Tablets and Capsules, partially offset by lower volumes of Fluphenazine.

In January 2017, a provision in the Bipartisan Budget Act of 2015 required drug manufacturers to pay additional rebates to state Medicaid programs if the prices of their generic drugs rise at a rate faster than inflation. The provision negatively impacted the Company’s net sales by $12.6 million and $31.9 million during the nine months ended March 31, 2021 and 2020, respectively.

The following chart details price and volume changes by medical indication:

	Sales volume	Sales price
Medical indication	change %	change %
Analgesic	60%	(5)%
Anti-Psychosis	(25)%	(27)%
Cardiovascular	(13)%	(9)%
Central Nervous System	49%	(24)%
Endocrinology	100%	—%
Gastrointestinal	2%	(8)%
Infectious Disease	26%	(19)%
Migraine	(13)%	(23)%
Respiratory/Allergy/Cough/Cold	(25)%	(4)%
Urinary	39%	17%

The Company sells its products to customers in various distribution channels. The table below presents the Company’s net sales to each distribution channel for the nine months ended:

(In thousands)	March 31,	March 31,
Customer Distribution Channel	2021	2020
Wholesaler/Distributor	$302,711	$321,953
Retail Chain	45,588	59,132
Mail-Order Pharmacy	8,381	8,848
Contract manufacturing revenue	16,089	17,891
Total net sales	$372,769	$407,824

The overall decrease in sales was primarily driven by lower sales of Fluphenazine and Posaconazole due to new competitors entering the market partially offset by sales from new product launches.

Cost of Sales, including amortization of intangibles. Cost of sales, including amortization of intangibles, for the first nine months of Fiscal Year 2021 increased 13% to $319.8 million from $282.2 million in the same prior-year period. The increase was primarily attributable to additional volumes from new product launches as well as an increase of $15.1 million in write-downs for excess and obsolete inventory, which primarily relates to the Company’s decision to discontinue 23 lower margin product lines. The Company also recorded $5.0 million in consideration to renew the Company’s distribution agreement with Recro Gainesville, LLC (“Recro”) during the second quarter of Fiscal Year 2021. Product royalties expense included in cost of sales totaled $49.6 million for the first nine months of Fiscal Year 2021 and $57.7 million for the first nine months of Fiscal Year 2020. Amortization expense included in cost of sales totaled $21.1 million for the first nine months of Fiscal 2021 and $23.5 million for the first nine months of Fiscal 2020.

Gross Profit. Gross profit for the first nine months of Fiscal 2021 decreased 58% to $52.9 million or 14% of net sales. In comparison, gross profit for the first nine months of Fiscal 2020 was $125.6 million or 31% of net sales. The decrease in gross profit percentage was primarily attributable to lower volumes of Fluphenazine, which had higher than average gross profit margins, as well as overall lower average selling prices of our products. The Company also recorded an increase in the write-downs for excess and obsolete inventory as well as consideration to renew the distribution agreement with Recro in the second quarter of Fiscal 2021.

Research and Development Expenses. Research and development expenses for the first nine months of Fiscal 2021 decreased 22% to $18.2 million from $23.3 million in Fiscal Year 2020. The decrease was primarily due to lower R&D expenses as a result of timing of certain milestones related to product development projects as well as employee headcount reductions related to the 2020 Restructuring Plan.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 24% to $46.5 million in the first nine months of Fiscal Year 2021 compared with $60.9 million in Fiscal Year 2020. The decrease was primarily driven by a lower branded prescription drug fee, lower incentive-based compensation, lower expenses at the Company’s Cody Labs subsidiary and other cost reduction initiatives.

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

Other Loss. Interest expense for the nine months ended March 31, 2021 totaled $40.6 million compared to $52.2 million for the nine months ended March 31, 2020. The decrease was due to a lower average debt balance in the first nine months of Fiscal 2021 as compared to the prior-year period as well as a lower weighted-average interest rate due to the full repayment of the outstanding Term Loan A. The weighted average interest rate for the first nine months of Fiscal 2021 and 2020 was 7.9% and 9.0%, respectively.

Income Tax. The Company recorded an income tax benefit of $68.6 million in the first nine months of Fiscal Year 2021 as compared to an income tax benefit of $5.2 million in the first nine months of Fiscal Year 2020. The effective tax rate for the nine months ended March 31, 2021 was 27.0%, compared to 18.0% for the nine months ended March 31, 2020. The effective tax rate for the nine months ended March 31, 2021 was higher compared to the nine months ended March 31, 2020 primarily due to the impact of the CARES Act, which increased the interest expense deductibility limitation in the current year and also allowed the Company to carry back its taxable loss into a prior fiscal year, where the statutory tax rate was 35%. The impact of excess tax shortfalls related to stock compensation as well as a non-deductible branded prescription drug fee in the nine months ended March 31, 2020 relative to expected pre-tax loss also contributed to a lower effective tax rate as compared to the nine months ended March 31, 2021.

Net Loss. For the nine months ended March 31, 2021, the Company reported net loss of $185.6 million, or $(4.72) per diluted share. Comparatively, net loss in the corresponding prior-year period was $23.7 million, or $(0.61) per diluted share.

Liquidity and Capital Resources

Cash Flow

The Company has historically financed its operations with cash flow generated from operations supplemented with borrowings from various government agencies and financial institutions. At March 31, 2021, working capital was $272.8 million as compared to $228.3 million at June 30, 2020, an increase of $44.5 million. Current product portfolio sales as well as sales related to future product approvals are anticipated to generate positive cash flow from operations.

Net cash provided by operating activities of $34.2 million for the nine months ended March 31, 2021 reflected net loss of $185.6 million, adjustments for non-cash items of $256.9 million, as well as cash used through changes in operating assets and liabilities of $37.1 million. In comparison, net cash provided by operating activities of $50.4 million for the nine months ended March 31, 2020 reflected net loss of $23.7 million, adjustments for non-cash items of $76.6 million, as well as cash used through changes in operating assets and liabilities of $2.5 million.

Significant changes in operating assets and liabilities from June 30, 2020 to March 31, 2021 were comprised of:

●	A decrease in accounts receivable of $11.0 million mainly due to the timing of sales and cash receipts. The Company’s days sales outstanding (“DSO”) at March 31, 2021, based on gross sales for the nine months ended March 31, 2021 and gross accounts receivable at March 31, 2021, was 67 days. The level of DSO at March 31, 2021 was lower than the Company’s expectation that DSO will be in the 70 to 85-day range based on customer payment terms, primarily due to higher gross sales in the three months ended December 31, 2020 compared to the three months ended March 31, 2021.
●	An increase in income taxes receivable totaling $25.4 million primarily due to additional estimated tax refunds related to provisions of the CARES Act and an anticipated Fiscal 2021 taxable loss, partially offset by income tax receipts of $23.1 million.
●	A decrease in accrued expenses totaling $10.9 million primarily due to the payment of the branded prescription drug fee in October 2020.
●	A decrease in accrued payroll and payroll-related costs of $6.5 million primarily related to payments made in August 2020 in connection with incentive-based compensation accrued in Fiscal Year 2020 as well as the timing of payroll payments.

Significant changes in operating assets and liabilities from June 30, 2019 to March 31, 2020 were comprised of:

●	An increase in accounts receivable of $15.6 million mainly due to the timing of receipts. The Company’s DSO at March 31, 2020, based on gross sales for the nine months ended March 31, 2020 and gross accounts receivable at March 31, 2020, was 78 days. The level of DSO at March 31, 2020 was comparable to the Company’s expectation that DSO will be in the 70 to 85-day range based on customer payment terms.
●	An increase in prepaid income taxes totaling $10.5 million primarily due to estimated tax payments made in the first nine months of Fiscal 2020.
●	A decrease in accrued payroll and payroll-related costs of $6.8 million primarily related to payments made in August 2019 in connection with incentive compensation accrued in Fiscal Year 2019, partially offset by the timing of payroll payments.
●	An increase in accounts payable totaling $20.3 million primarily due to the timing of vendor invoices and payments.

Net cash used in investing activities of $11.0 million for the nine months ended March 31, 2021 was mainly the result of purchases of property, plant and equipment of $6.6 million and purchases of intangible assets of $4.5 million. Net cash used in investing activities of $33.8 million for the nine months ended March 31, 2020 was mainly the result of purchases of intangible assets of $27.8 million and purchases of property, plant and equipment of $13.1 million, partially offset by proceeds from the sale of property, plant and equipment of $7.3 million.

Net cash used in financing activities of $81.2 million for the nine months ended March 31, 2021 was due to debt repayments of $78.4 million, payment of debt issuance costs of $2.4 million, and purchases of treasury stock totaling $1.0 million, partially offset by proceeds from issuance of stock pursuant to stock compensation plans of $0.6 million. Net cash used in financing activities of $55.4 million for the nine months ended March 31, 2020 was due to debt repayments of $130.0 million, purchase of a capped call in connection with the 4.50% Convertible Senior Notes offering totaling $7.1 million, payments of debt issuance costs totaling $3.5 million, and purchases of treasury stock totaling $1.9 million, partially offset by proceeds from the issuance of 4.50% Convertible Senior Notes of $86.3 million and proceeds from issuance of stock pursuant to stock compensation plans of $0.8 million.

Credit Facility and Other Indebtedness

The Company has previously entered into and may enter future agreements with various government agencies and financial institutions to provide additional cash to help finance the Company’s acquisitions, various capital investments and potential strategic opportunities. These borrowing arrangements as of March 31, 2021 are as follows:

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

On December 7, 2020, the Company entered into Amendment No. 4 to the Credit and Guaranty Agreement, which amends the Term Loan B Facility to permit the incurrence of the ABL Credit Facility, which is discussed further below, and requires the Company to maintain at least $5 million in a deposit account at all times, subject to control by the administrative agent, and a minimum cash balance of $15 million as of the last day of each month. At March 31, 2021, the Company classified the $5 million required deposit account balance as restricted cash, which is included in other assets. The amendment also replaced Morgan Stanley Senior Funding, Inc. with Alter Domus (US) LLC as administrative agent and collateral agent under the Term Loan B Facility.

On April 22, 2021, the Company used the net proceeds of the 7.750% Senior Secured Notes offering and Second Lien Secured Loan Facility, in addition to cash on hand, to pay off the existing Term Loan B Facility in full.

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

On April 22, 2021, the Company entered into an amendment (the “Amended ABL Credit Agreement”) to that certain Credit and Guaranty Agreement, dated as of December 7, 2020, among the Company, certain of its wholly-owned domestic subsidiaries party thereto, as borrowers or as guarantors, Wells Fargo Bank, National Association, as administrative agent and as collateral agent and the other lenders party thereto, for the purpose of, among other things, increasing the aggregate amount of the revolving credit facility to $45.0 million and extending the maturity thereof to the fifth anniversary of the closing date of the offering of the Notes (subject to a springing maturity as set forth therein). The ABL Credit Facility was undrawn as of March 31, 2021.

7.750% Senior Secured Notes due 2026

On April 22, 2021, the Company issued $350.0 million aggregate principal amount of 7.750% senior secured notes due 2026 (the “Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”) and outside the United States to persons other than U.S. persons in reliance upon Regulation S under the Securities Act. The Notes will pay interest semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2021, at a rate of 7.750% per annum in cash. The Notes will mature on April 15, 2026, unless earlier redeemed or repurchased in accordance with their terms. The Notes will be secured by first priority liens on substantially all of the assets of the Company and the guarantors, other than working capital assets pledged to secure the Company’s asset-based credit facility, as to which the Notes will be secured on a second lien basis.

Second Lien Secured Loan Facility

On April 5, 2021, the Company entered into an Exchange Agreement with certain Participating Lenders to exchange a portion of their existing Term B Loans for Second Lien Loans pursuant to a new $190.0 million Second Lien Secured Loan Facility (“Second Lien Facility”). On April 22, 2021, in connection with the issuance of the Notes and the entrance into the Amended ABL Facility, the exchange between the Company and the Participating Lenders was consummated. From the Closing Date until the 1-year anniversary of the Closing Date, the Second Lien Facility will pay 10% paid-in-kind interest. Thereafter, the Second Lien notes will pay 5% cash interest and 5% paid-in-kind interest until maturity. The Second Lien Loans will mature on July 15, 2026. In connection with the Second Lien Facility, the Company issued to the Participating Lenders warrants to purchase up to 8,280,000 shares of common stock of the Company (the “Warrants”) at an exercise price of $6.88 per share. The Warrants will have a term of 8 years from issuance and the Participating Lenders will receive registration rights with respect to the shares of common stock of the Company to be received upon exercise of the Warrants.

4.50% Convertible Senior Notes due 2026

On September 27, 2019, the Company issued $86.3 million aggregate principal amount of the 4.50% Convertible Senior Notes (“the Convertible Notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, and used the net proceeds to repay a portion of the outstanding Term Loan A balance. The Convertible Notes bear interest at an annual rate of 4.50% payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2020. The Convertible Notes will mature on October 1, 2026, unless earlier repurchased, redeemed or converted in accordance with their terms. The Convertible Notes are convertible into shares of the Company’s common stock at an initial conversion rate of 65.4022 shares per $1,000 principal amount of Notes (which is equivalent to an initial conversion price of approximately $15.29 per share), subject to adjustments upon the occurrence of certain events (but will not be adjusted for any accrued and unpaid interest). The Company may redeem all or a part of the Convertible Notes on or after October 6, 2023 at a redemption price equal to 100% of the principal amount of the Convertible Notes redeemed, plus accrued and unpaid interest, if any, up to, but excluding, the redemption date, subject to certain conditions relating to the Company’s stock price having been met. Following certain corporate events that occur prior to the maturity date or if the Company delivers a notice of redemption, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its Notes in connection with such corporate event or notice of redemption. The indenture covering the Convertible Notes contains certain other customary terms and covenants, including that upon certain events of default occurring and continuing, either the trustee or holders of at least 25% in principal amount of the outstanding Notes may declare 100% of the principal of, and accrued and unpaid interest on, all the Convertible Notes to be due and payable.

In connection with the offering of the Convertible Notes, the Company also entered into privately negotiated “capped call” transactions with several counterparties. The capped call transaction will initially cover, subject to customary anti-dilution adjustments, the number of shares of common stock that initially underlie the Convertible Notes. The capped call transactions are expected to generally reduce the potential dilutive effect on the Company’s common stock upon any conversion of the Convertible Notes with such reduction subject to a cap which is initially $19.46 per share.

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

Management has identified the following as “Critical Accounting Policies”: Revenue Recognition, Inventories, Income Taxes, Valuation of Long-Lived Assets, including Intangible Assets, In-Process Research and Development and Share-based Compensation.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On November 25, 2015, in connection with the acquisition of KUPI, the Company entered into a Senior Secured Credit Facility, which was subsequently amended in June 2016. Based on the variable-rate debt outstanding at March 31, 2021, each 1/8% increase in interest rates would yield $0.7 million of incremental annual interest expense. The Company’s variable-rate debt is subject to a 1.0% London Inter-bank Offered Rate (“LIBOR”) floor. On April 22, 2021, the Company paid off our existing Term Loan B Facility with the proceeds from new fixed-rate debt.

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

Change in Internal Control Over Financial Reporting

There has been no change in Lannett’s internal control over financial reporting during the nine months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6. EXHIBITS

(a)	A list of the exhibits required by Item 601 of Regulation S-K to be filed as a part of this Form 10-Q is shown on the Exhibit Index filed herewith.

Exhibit Index

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32**	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

10.88+*	Collaboration and License Agreement by and among Lannett Company, Inc. and Sunshine Lake Pharma Co., Ltd.	Filed Herewith

10.89+*	Supply Agreement by and among Lannett Company, Inc. and Sunshine Lake Pharma Co., Ltd.	Filed Herewith

101.INS	XBRL Instance Document – the instance document does not appear within the Interactive Data File because its XRBL tags are embedded within the Inline XRBL Document	Filed Herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XRBL tags are embedded within the Inline XRBL document	Filed Herewith

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

LANNETT COMPANY, INC.

Dated: May 6, 2021	By:	/s/ Timothy Crew
Timothy Crew
Chief Executive Officer

Dated: May 6, 2021	By:	/s/ John Kozlowski
John Kozlowski
Vice President of Finance, Chief Financial Officer and Principal Accounting Officer