Form 10-K
period 2021-06-30
LANNETT CO INC
filed 2021-08-26
CIK 57725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021

OR

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 001-31298

LANNETT COMPANY, INC.

(Exact name of registrant as specified in its charter)

State of Delaware	23-0787699
State of Incorporation	I.R.S. Employer I.D. No.

1150 Northbrook Drive, Suite 155

Trevose, Pennsylvania 19053

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-12 of the Exchange Act). Yes ☐ No ☒

Aggregate market value of common stock held by non-affiliates of the registrant, as of December 31, 2020 was $214,124,709 based on the closing price of the stock on the NYSE.

As of July 31, 2021, there were 42,276,052 shares of the registrant’s common stock, $.001 par value, outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. Any statements made in this Annual Report that are not statements of historical fact or that refer to estimated or anticipated future events are forward-looking statements. We have based our forward-looking statements on management’s beliefs and assumptions based on information available to them at this time. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” “continue,” or “pursue,” or the negative other variations thereof or comparable terminology, are intended to identify forward-looking statements. Such forward-looking statements reflect our current perspective of our business, future performance, existing trends and information as of the date of this filing. These include, but are not limited to our beliefs about future revenue and expense levels, growth rates, prospects related to our strategic initiatives and business strategies, express or implied assumptions about government regulatory action or inaction, anticipated product approvals and launches, business initiatives and product development activities, assessments related to clinical trial results, product performance and competitive environment, anticipated financial performance. The statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. We caution the reader that certain important factors may affect our actual operating results and could cause such results to differ materially from those expressed or implied by forward-looking statements. Lannett is under no obligation to, and expressly disclaims any such obligation to, update or alter its forward-looking statements, whether as a result of new information, future events or otherwise and other events or factors, many of which are beyond our control, including those resulting from such events, or the prospect of such events, such as public health issues including health epidemics or pandemics, such as the recent outbreak of the novel coronavirus (“COVID-19”), whether occurring in the United States or elsewhere, which could disrupt our operations, disrupt the operations of our suppliers and business development and other strategic partners, disrupt the global financial markets or result in political or economic instability. We believe the risks and uncertainties discussed under the “Item 1A - Risk Factors” and other risks and uncertainties detailed herein and from time to time in our SEC filings may affect our actual results.

We disclaim any obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. We also may make additional disclosures in our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and in other filings that we may make from time to time with the SEC. Other factors besides those listed here could also adversely affect us.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Business Overview

Lannett Company, Inc. and subsidiaries (the “Company,” “Lannett,” “we,” or “us”) was incorporated in 1942 under the laws of the Commonwealth of Pennsylvania and reincorporated in 1991 as a Delaware corporation. We primarily develop, manufacture, market and distribute generic versions of brand pharmaceutical products. Generics represent the vast majority of U.S. prescriptions today, accounting for approximately 90% of prescriptions in the 12-month period ending June 30, 2021. We report financial information on a quarterly and fiscal year basis with the most recent being the fiscal year ended June 30, 2021. All references herein to a “fiscal year” or “Fiscal” refer to the applicable fiscal year ended June 30.

Over the past 18 years, the Company has grown total net sales from $12.1 million in fiscal year 2001 to $478.8 million in fiscal year 2021. The Company generates revenue through filing and receiving approvals for abbreviated new drug applications (“ANDAs”), strategic partnerships and launches of additional manufactured drugs, as well as from products acquired from Silarx Pharmaceuticals, Inc. (“Silarx”) and Kremers Urban Pharmaceuticals Inc. (“KUPI”) in 2015. More recently, the Company’s revenues have grown through a renewed emphasis on new product launches, strategic portfolio management and business development. We have launched 55 products since January 2018, anchored by 24 new partner agreements, covering 33 new product launches, and complemented by 22 acquired or internally developed products. Over the last three years, new product launches have generated more than $485 million of revenues.

Today, we market more than 100 products, mainly tablet, capsule or liquid oral generic medications. Examples of marketed products include generics such as Posaconazole, Fluphenazine, Levothyroxine and Sumatriptan and our NDA-based product Numbrino. Our portfolio includes medications across multiple and diverse groups of therapeutic categories. The 55 products we launched have grown our revenue base, diversified our portfolio and reduced product concentration. For the fiscal years 2017, 2018 and 2019, the Company’s top two products contributed, on average, approximately 40% of revenues. By comparison, our top two products accounted for approximately 28% and 19% of revenues for fiscal years 2020 and 2021, respectively.

The Company’s pipeline includes 12 ANDAs currently pending at the FDA and more than 20 additional product candidates in various stages of development. More recent additions to our pipeline include high value, large market opportunity products that are often partnered. These higher value products generally have more technical, manufacturing, regulatory and operational complexity and require significant capital investment for specialized and dedicated manufacturing facilities and equipment, making them more durable product opportunities with fewer expected competitors. Four of the product candidates, generic Advair Diskus and generic Flovent Diskus, combination drug/devices for the treatment of asthma, and biosimilar Insulin Glargine and biosimilar Insulin Aspart for the treatment of diabetes both delivered in a device, are widely used medications that we believe represent a combined U.S. addressable market opportunity of over $13 billion in 2021, which includes the entire Insulin Glargine market. The ANDA for the generic Advair Diskus product was submitted to the FDA on April 1, 2021, and the generic Flovent Diskus product along with the Insulin Glargine and Insulin Aspart biosimilar products are all in relatively advanced stages of development. We have identified and are negotiating with current and potential partners for additional complex, large and durable market opportunity products, including other biosimilars and inhalation drug/device products.

Over the past three years, we have made cost and operational discipline, along with reducing our debt, key priorities. Since the beginning of calendar year 2018, we lowered our gross debt level by more than $320 million, which included paying off our Term A Loan in November 2020 and Term Loan B in April 2021. We have streamlined our operations by restructuring and generally exiting the pain management Active Pharmaceutical Ingredients (“APIs”) business. We consolidated plants and facilities, and substantially increased production and output at our remaining manufacturing sites in Seymour, Indiana and Carmel, New York. In addition, we have reduced costs companywide; these efforts included substantial workforce reductions, a $66 million cost savings plan implemented in 2018 (approximately half of which we re-invested into the business) and another $15 million cost reduction plan implemented in July 2020. The July 2020 cost reduction plan included consolidating our Research and Development (“R&D”) function into one location, as well as other cost savings measures focused on our manufacturing base.

Competitive Strengths

Diversified product portfolio. We currently market over 100 products across multiple therapeutic categories. For the fiscal years 2017, 2018 and 2019, the Company’s top two products contributed, on average, approximately 40% of revenues. By comparison, our top two products accounted for approximately 28% and 19% of revenues for fiscal years 2020 and 2021, respectively.

Attractive mid to longer term pipeline. We believe we have an attractive pipeline of large product opportunities that will enable us to grow revenue and profitability. For example, we filed the ANDA for generic Advair on April 1, 2021, and are on track to launch in calendar year 2022, if approved. The other dry powder inhaler we have in partnership with Respirent, generic Flovent Diskus, is currently in clinical development. Additionally, we are focused on advancing our biosimilar Insulin Glargine and biosimilar Insulin Aspart pipeline products to potentially launch in calendar years 2023 and 2024, respectively. We believe leveraging our existing relationships to collaborate on opportunities across dry powder inhalation, metered dose inhalation, and other biosimilar products will enable us to further strengthen our pipeline.

Extensive experience with productive partnerships. We continue to grow, diversify and strengthen our business by entering into partnerships to distribute both externally developed products and authorized generic equivalents of brand products. We are focused on the U.S. generics market, but our partnership opportunities are global, as demonstrated by our partnerships with HEC, Respirent, Rivopharm, IBSA, Cediprof/Neolpharma and Sinotherapeutics, due to our experience, expertise and reliability in commercialization in the U.S. market. In fiscal year 2021, we successfully launched around a dozen new products, several of which are sourced from external parties, including Levothyroxine tablets and Levothyroxine capsules (Tirosint®). We believe that our success with these products, along with existing alliances, has established us as a strong development and marketing partner creating the foundation for continued productive partnership alliances in the future.

Strong internal product development capabilities. We believe that our U.S.-based manufacturing expertise, low overhead expenses and skilled product development capabilities will contribute to being competitive in the generic pharmaceutical market. We intend to dedicate significant resources toward developing new products because we believe our success is linked to our ability to continually introduce new generic products into the marketplace.

Strong track record of obtaining regulatory approvals for new products. During the past three fiscal years, we have received one NDA approval and 12 ANDA approvals from the FDA. Although the timing of ANDA approvals by the FDA is uncertain, we currently expect to continue to receive more during Fiscal 2022. These regulatory approvals will enable us to manufacture and supply a broader portfolio of generic pharmaceutical products.

Market orientation. We believe that our success depends on our ability to properly assess the competitive market for new products, including customer interest, the number of competitors, market share opportunity and the generic unit price erosion. We look to reduce our exposure to competitive influences that may negatively affect our sales and profits, including the potential saturation of the market for certain products, by continuing to emphasize a strong product selection process with an orientation in internal development to areas where we have technological and manufacturing expertise and use external development partnerships to access other technologies and associated manufacturing capacity as well as risk sharing.

Leverage our flexibility and speed. We believe flexibility and speed in decision-making are critical success factors in the generic industry. Our mid-sized scale and relatively less complex organizational structure as a U.S. based organization results in a nimbler response to securing market opportunities. For example, Fluphenazine, a product that contributed approximately $96 million of net revenue in fiscal year 2020, was the result of the Company capitalizing on changing market opportunity and achieving significant market share and profitability for about a decade before other new manufacturers entered the market in early fiscal year 2021.

Dependable U.S.-based supplier to our customers. We believe we are viewed by our customers as a strong, dependable supplier due in part to our agile and reliable operations network, as well as having a less complex manufacturing/supply chain based mostly within the U.S. We have cultivated productive customer relationships by focusing on what is important to them and their patients, along with maintaining adequate inventory levels, employing a responsive order filling system and prioritizing timely fulfillment of those orders. Unless a later delivery date is specified, a majority of our orders are filled and shipped on or the day after we receive the order.

Reputation for regulatory compliance. We have a strong track record of regulatory compliance. We believe that we have effective regulatory compliance capabilities and practices due to: (1) the hiring of qualified individuals, (2) the implementation of comprehensive Standard Operating Procedures (“SOP”), (3) adherence to current Good Manufacturing Practices (“cGMP”) and (4) operating an owned manufacturing network less complex than larger firms. Our agility in responding quickly to market events and a reputation for regulatory compliance positions us to avail ourselves of market opportunities as they materialize.

We continue to pursue “Quality by Design” for improving and maintaining product quality in our pharmaceutical development and manufacturing facilities, which is outlined in the Food and Drug Administration (the “FDA”) report entitled, “Pharmaceutical Quality for the 21st Century: A Risk-Based Approach.” The FDA periodically inspects our operations to determine our compliance with applicable laws and regulations. During an inspection, the FDA may issue an inspection report, entitled a “Form 483,” containing potentially objectionable observations arising from an inspection. Additionally, at the close of each inspection, FDA will issue an Establishment Inspection Report (“EIR”) that details the final classification for each site, either No Action Indicated (“NAI”), Voluntary Action Indicated (“VAI”), or Official Action Indicated (“OAI”). The FDA’s observations may be minor or severe in nature and the degree of severity is generally determined by potential consequences to the consumer. By strictly complying with cGMPs and the various FDA guidelines as well as adherence to our Standard Operating Procedures, we have never received a cGMP Warning Letter in more than 70 years of business.

Experienced management team. We have been focused on maintaining and augmenting the quality of our management team in anticipation of continuing growth. Our team is distinctive with regard to their generic industry tenure and extensive U.S. focus. We have hired experienced personnel from large, established, pharmaceutical companies as well as competing generic companies to complement the skills and knowledge of the existing management team. As we continue to grow, additional personnel may need to be added to our management team and we intend to hire the best people available to expand the knowledge base and expertise within our team.

Business Strategies

Focus on the large U.S. generic market and larger U.S. brand market opportunities

We believe generics are the foundation of efficient pharmaceutical care and are estimated to be approximately 90% of all U.S. pharmaceutical prescription volume with an IQVIA value of approximately $56 billion for the 12-month period ending June 30, 2021. While that estimate likely well exceeds actual market size, Lannett’s opportunity is significant relative to Lannett’s size. Meanwhile, the brand market subject to eventual genericization exceeds $450 billion, according to IQVIA. As new branded products become off patent and existing generic product opportunities become available, we will seek to generate new business through both internal development and partnerships.

We are focused on increasing our market share in the U.S. generic pharmaceutical industry while directing additional resources on the development of new products. We look to grow revenue and profitability by expanding our line of generic products, increasing unit sales to current customers, creating manufacturing efficiencies and managing our overhead and administrative costs.

Emphasis on in-line execution

We have a broad portfolio of existing generics and we continually look to optimize the share and value of our existing portfolio. We look to capitalize on competitor supply disruptions, which occur frequently in the industry of both a shorter and longer duration. We seek to reduce the cost of our products through various life cycle management approaches including increasing the efficiency of our plant, and our product manufacturing yields, and lowering incipient and API costs from third-party suppliers.

Strategic expansion of our product offering

We have three primary strategies for expanding our product offerings: (1) entering into product development partnerships or strategic alliances with third-party product developers and formulators; (2) deploying our experienced R&D staff to develop products in-house; and (3) purchasing ANDAs or New Drug Applications (“NDA”) from other manufacturers. We expect that each strategy will facilitate our identification, selection and development of additional pharmaceutical products that we may sell to our existing network of customers.

We are focused on the U.S. market, but our business development efforts are global. Our relationships with global partners and our track record of delivering regulatory and commercialization expertise to global biopharmaceutical companies is a competitive advantage and offers significant opportunities for future growth. Between January 2018 and June 2021, the number of alliances that our business development efforts have secured increased significantly and we have acquired or in-licensed over 75 ANDA products as a result of these efforts.

One of our major strategic partnerships was struck in October 2019 when the Company announced it had entered into an exclusive U.S. distribution agreement for the therapeutically equivalent generic of ADVAIR DISKUS® (Fluticasone Propionate – Salmeterol Xinafoate Powder Inhaler) of Respirent Pharmaceuticals Co. Ltd. ADVAIR DISKUS had U.S. sales of $3.6 billion for the 12 months ending July 2019, according to IQVIA, although the accessible generic market is expected to be lower. We currently estimate the generic accessible market to be approximately $1 billion, annually. The Company submitted to the FDA an ANDA for the product on April 1, 2021. Under the agreement, the Company will commence U.S. distribution of the product after FDA approval. The Company will make an upfront payment, as well as future milestone payments, and receive a portion of the net profits once it commences distribution of the product. The term of the agreement is 12 years, which begins upon commencement of distribution.

As an expansion in our partnership with Respirent, in August 2020, the Company announced it had entered into an exclusive U.S. distribution agreement for a second product, the therapeutically equivalent generic of Flovent® Diskus® (Fluticasone Propionate Powder Inhaler). U.S. sales of Flovent Diskus were $96 million for the 12 months ending June 2021 according to IQVIA, although actual accessible generic market values are expected to be lower. Early development of the product is underway. Subsequently, the Company announced further expansion of the relationship to target the therapeutically equivalent generic to SPIRIVA® handihaler®. U.S. sales of SPIRIVA handihaler were approximately $1.5 billion for the 12 months ending June 2021 according to IQVIA.

In 2016, the Company announced a strategic partnership with YiChang HEC ChangJiang Pharmaceutical Co., Ltd, an HEC Group company, to co-develop a biosimilar insulin glargine pharmaceutical product for the U.S. market. The product is currently in development, and a healthy human Pharmacokinetic/Pharmacodynamic modeling (“PK/PD”) clinical trial was conducted in South Africa. The study met all of its primary endpoints. Subsequently, Lannett held a Biosimilar Biological Product Development Type II meeting with the FDA. The feedback was consistent with our expectation. The Company plans to manage the clinical and regulatory steps for FDA approval and will have the exclusive U.S. marketing rights to the product. Drug substance and drug product have been produced at a newly commissioned facility and we are targeting completing an Investigational New Drug Application (“IND”) towards the end of calendar year 2021. We currently expect to file the product in early calendar year 2023 and, if approved, launch the product in the first half of calendar year 2024. In February 2021, the Company expanded its strategic relationship with HEC and added a new co-development agreement for biosimilar Insulin Aspart. In addition, we will market other generic products developed by HEC with several launches expected over the next few years.

In August 2020, the Company announced it had commenced distributing Cediprof, Inc’s (“Cediprof”) Levothyroxine product under an interim exclusive supply and distribution agreement. The interim supply agreement covers the period from July 2020 through the start of the previously executed 10-year exclusive supply and distribution agreement with Cediprof to distribute Levothyroxine Sodium Tablets USP, which was entered into in July 2019 and becomes effective August 2022. The Company also entered into an exclusive U.S. distribution agreement with IBSA Institut Biochemique SA and commenced the launch of the authorized generic of Tirosint® (Levothryoxine Sodium Capsules USP) in November 2020. Levothyroxine is one of the largest volume generics sold in the United States.

We have several other existing supply and development agreements with both international and domestic companies; in addition, we are currently in negotiations on similar agreements with other companies through which we can market and distribute future products. We intend to continue to capitalize on our strong customer relationships to build our market share for such products.

Internal research and development is also an important prong of our growth strategy. Examples of internally developed products include Chlorpromazine and butalbital, acetaminophen and caffeine (“BAC”), and co-development projects such as Sumatriptan Nasal Spray. Opportunistically, we may increase our focus on specialty markets within the pharmaceutical industry. For example, in Fiscal 2018, the Company filed its first NDA for Numbrino (cocaine hydrochloride solution), which was approved by the FDA in January 2020.

Key Products

Key products were selected based on current and future sales and profitability. In aggregate, the 11 products noted below accounts for approximately 47% of Lannett sales in Fiscal 2021. While these products are our top selling products, margins may vary well above or below average margins based on changing competitive circumstances as well as product partnership royalties, where applicable.

Fluphenazine Tablets

Fluphenazine tablets are used for the management of manifestations of psychotic disorders. Net sales of Fluphenazine tablets represented approximately 7% of total net sales in fiscal year 2021.

Posaconazole DR Tablets

Posaconazole DR tablets are used to prevent fungal infections in people who have a weak immune system resulting from certain treatments or conditions. The product is the generic version of Noxafil®. Net Sales of Posaconazole DR represented approximately 12.1% of total net sales in fiscal year 2021.

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

Metolazone Tablets

Metolazone is a diuretic medication. It is indicated for the treatment of hypertension, alone or in combination with other anti-hypertensives. We market the authorized generic version of Zaroxolyn®. This product is currently on extended back order due to an API supply issue.

Amphetamine IR Tablets

Amphetamine IR Tablets are used to treat ADHD and narcolepsy. It is the generic version of Adderall.

Cocaine Hydrochloride Solution

In December 2017, a competitor received approval from the FDA to market and sell a Cocaine Hydrochloride topical product. This approval affects the Company’s right to market and sell its unapproved cocaine hydrochloride solution product. In March 2018, in accordance with its guidance, the FDA requested the Company to cease manufacturing and distributing its unapproved cocaine hydrochloride solution product as a result of an approved product on the market. The Company committed to not manufacture or distribute cocaine hydrochloride 10% solution, which has not been sold during Fiscal 2019, as of April 15, 2019 and agreed to cease manufacturing its unapproved cocaine hydrochloride 4% solution on June 15, 2019 and cease distributing the product on August 15, 2019.

We filed a NDA for Numbrino® Nasal Solution in Fiscal 2018. We received approval in January 2020 and launched the product in March 2020.

The competitor filed a series of Citizen Petitions and lawsuits beginning in 2019, first attempting to block the FDA from approving our NDA for cocaine hydrochloride solution and, following the FDA’s approval, seeking a court order requiring FDA to withdraw approval of the NDA. To date, the competitor has been unsuccessful, although litigation has not yet been concluded. Refer to Note 10 “Legal, Regulatory Matters and Contingencies” for further information regarding the pending litigation.

Levothyroxine Tablets

Levothyroxine tablets is a thyroid hormone medication that is used to treat underactive thyroid (hypothyroidism) and other conditions. It is deemed bioequivalent to Levoxyl®, Synthroid®, Unithroid® and Euthyrox®.

Levothyroxine Capsules

Levothyroxine capsules are soft gel capsules used to treat patients with hypothyroidism and other conditions. It is the generic version of the branded drug Tirosint®.

Sales & Marketing and Customers

We enter into contracts with Group Purchasing Organizations (“GPOs”) to sell our products to their members who are our direct and indirect customers. The largest GPOs are ClarusOne, Red Oak Sourcing and Walgreens Boots Alliance Development. Net sales to these GPOs accounted for 73% of total net sales in fiscal year 2021 and 74% in fiscal year 2020.

We sell our pharmaceutical products to generic pharmaceutical distributors, drug wholesalers, chain drug retailers, private label distributors, mail-order pharmacies, other pharmaceutical companies, managed care organizations, hospital buying groups, governmental entities and health maintenance organizations. The pharmaceutical industry’s largest wholesale distributors, Amerisource Bergen, McKesson and Cardinal Health, each associated with one of the GPOs mentioned above, accounted for 27%, 21% and 12%, respectively, of our total net sales in fiscal year 2021, 25%, 23% and 11%, respectively, of our total net sales in fiscal year 2020 and 21%, 18% and 10%, respectively, of our total net sales in fiscal year 2019.

Sales to wholesale customers include “indirect sales,” which represent sales to third-party entities, such as independent pharmacies, managed care organizations, hospitals, nursing homes and group purchasing organizations, collectively referred to as “indirect customers.”

We enter into definitive agreements with our indirect customers to establish pricing for certain covered products. Under such agreements, the indirect customers independently select a wholesaler from which to purchase the products at these agreed-upon prices. We will provide credit to the wholesaler for the difference between the agreed-upon price with the indirect customer and the wholesaler’s invoice price. This credit is called a “chargeback.” For more information on chargebacks, see the section entitled “Critical Accounting Policies and Estimates” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K. These indirect sale transactions are recorded on our books as sales to wholesale customers.

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

Strong and dependable customer relationships have created a positive platform for us to increase our sales volumes. Historically and in fiscal years 2021, 2020 and 2019, our advertising expenses have been modest. When our sales representatives make contact with a customer, we will generally offer to supply the customer our products at fixed prices. If accepted, the customer’s purchasing department will coordinate the purchase, receipt and distribution of the products throughout its distribution centers and retail outlets. Once a customer accepts our supply of a product, the customer typically expects a high standard of service, including timely receipt of products ordered, availability of convenient, user-friendly and effective customer service functions and maintaining open lines of communication.

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

Competition

The manufacturing and distribution of generic pharmaceutical products is a highly competitive industry. Competition is based primarily on a reliable supply and price. In addition to competitive pricing, our competitive advantages are our ability to provide strong and dependable customer service by maintaining adequate inventory levels, employing a responsive order filling system and prioritizing timely fulfillment of orders. We look to ensure that our products are available from national wholesale, chain drug and mail-order suppliers as well as our own warehouse. The modernization of our facilities, hiring of experienced staff and implementation of inventory and quality control programs have improved our competitive cost position. Our primary competitors across our product portfolio are Teva Pharmaceutical Industries Ltd., Mylan N.V., and Amneal Pharmaceuticals Inc.

Validated Pharmaceutical Capabilities

The Company’s 432,000 square foot Seymour, Indiana facility contains approximately 107,000 square feet of manufacturing space as well as a leased 116,000 square foot temperature/humidity-controlled storage warehouse. The Seymour facility has had satisfactory inspections conducted by the FDA and EMA and similar regulatory authorities of Japan, Taiwan, Brazil, China, Korea and Turkey. As of June 30, 2021, the facility has a production capacity of approximately 4.0 billion doses based on our current product mix and plant configuration.

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

Over time, we have entered into supply and development agreements with Summit Bioscience LLC, Respirent Pharmaceuticals Co., Ltd., HEC Pharm Group, Dexcel Pharma, Elite Pharmaceuticals, RivoPharm and various other international and domestic companies. The Company is currently in negotiations on similar agreements with other companies and is actively seeking additional strategic partnerships, through which it will market and distribute products manufactured in-house or by third parties. The Company also continues to assess product acquisitions that are a strategic fit and accretive to the business.

Research and Development Process

Over the past several years, we have invested in R&D projects. The costs of these R&D efforts are expensed during the periods incurred. We believe that such costs may be recovered in future years when we receive approval from the FDA to manufacture and distribute such products. We have embarked on a plan to grow in future years, which includes organic growth to be achieved through our R&D efforts. We expect that our list of generic products under development will help drive future growth. The following steps outline the numerous stages in the generic drug development process:

1.)	Formulation and analytical method development. After a drug candidate is selected for future sale, product development scientists perform various experiments to incorporate excipients with the APIs to produce a robust, stable and bioequivalent dosage form that will be therapeutically equivalent to the brand name drug and meet all FDA requirements for approval. These experiments will result in the creation of a number of product formulations to determine which formula will be most suitable for our subsequent development process. Various formulations are tested in the laboratory to measure results against the innovator brand drug. During this time, we may use reverse engineering methods on samples of the innovator drug to determine the type and quantity of inactive ingredients. During the formulation phase, our R&D chemists begin to develop an analytical, laboratory testing method. The successful development of this test method will allow us to test developmental and commercial batches of the product in the future. All of the information used in the final formulation, including the analytical test methods adopted for the generic drug candidate, will be included as part of the Chemistry, Manufacturing and Controls (“CMC”) section of the ANDA submitted to the FDA.
2.)	Scale-up and tech transfer. After product development, our R&D formulators and our R&D chemists agree on a final formulation for use in moving the drug candidate forward in the developmental process, we then attempt to increase the batch size of the product. The batch size represents the standard magnitude to be used in manufacturing a batch of the product. The determination of batch size affects the amount of raw material that is used in the manufacturing process and the number of expected dosages to be created during the production cycle. We attempt to determine batch size based on the amount of active ingredient in each dosage, the available production equipment and unit sales projections. The scaled-up batch is then generally produced in our commercial manufacturing facilities. During this manufacturing process, we document the equipment used, the amount of time in each major processing step and any other steps needed to consistently produce a batch of that product.
3.)	Bio equivalency and clinical testing. After a successful scale-up of the generic drug batch, we schedule and perform generally required bio equivalency testing on the product and in some cases, clinical testing, if required by the FDA. These procedures, which are generally outsourced to third parties, include testing the absorption rate and extent of the generic product in the human bloodstream compared to the absorption of the innovator drug. The results of this testing are then documented and reported to us to determine the “success” of the generic drug product. Success, in this context, means that we are able to demonstrate that our product is comparable to the innovator product in dosage form, strength, route of administration, quality, performance characteristics and intended use.

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

In fiscal year 2021, we launched several products from internal and external sources. The following summary contains more specific details regarding our latest product launches. Market data was obtained from IQVIA although actual generic market sizes are expected to be smaller.

				Total Market Size as of
Product Launch		Month of Launch	Equivalent Brand	June 2021 ($ in millions)
1	Mexiletine Capsules	July, 2020	Mexitil®	$15.1
2	Levothyroxine Tablets	August, 2020	Synthroid®/Levoxyl®	$806.0
3	Lidocaine 2% Solution	August, 2020	Xylocaine® Viscous Solution	$17.1
4	Levorphanol Tablets - 2mg	August, 2020	Levo-Dromoran®	$24.1
5	Cocaine HCl Nasal Solution (AG)	September, 2020	Numbrino®	$36.5
6	Azithromycin	October, 2020	Zithromax®	$83.0
7	Levothyroxine Capsules	November, 2020	Tirosint®	$122.3
8	Methadone Solution (Sugar Free) 30ml	November, 2020	Methadose™ (Mallinkrodt)	$0.8
9	Chlorpromazine Tablets	February, 2021	Thorazine®	$101.9
10	Levorphanol Tablets - 3mg	February, 2021	Levo-Dromoran®	$3.0
11	Venlafaxine ER Tablets - 75mg	April, 2021	Effexor XR®	$9.4
12	Fluvastatin ER Tablets	June, 2021	Lescol XL®	$8.1

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

We recorded R&D expenses of $24.2 million in fiscal year 2021, $30.0 million in fiscal year 2020 and $38.3 million in fiscal year 2019. These amounts included expenses associated with bioequivalence studies, internal development resources as well as outsourced development. While we manage all R&D from our principal executive office in Philadelphia, Pennsylvania, we have also been taking steps to capitalize on favorable development costs in other countries. We have strategic relationships with various companies that either act as contract research organizations or API suppliers as well as dosage form manufacturers. In addition, U.S.-based research organizations have been engaged for product development to enhance our internal development. Fixed payment arrangements are established between Lannett and these research organizations and in some cases include a royalty provision. Development payments are normally scheduled in advance, based on attaining development milestones.

Human Capital Management

We provide affordable medicines to improve the quality of life of our patients. It is our mission and the foundation of our Lannett Cares culture. Our mission guides the way we work and we strive to put people and patients at the forefront of what we do. We are thus committed to providing a positive, inclusive and team-oriented workplace. We encourage and promote open communication with our teams, aspire to strong social connections, and provide learning and growth opportunities to our employees. We want our people, our business and our corporate responsibility to reflect the core values of Lannett.

Lannett helps bring together employees with a wide variety of backgrounds, skills and cultures. Combining such a wealth of talent and resources creates the diverse and dynamic teams that consistently drive our success. As of June 30, 2021, we have more than 810 full-time employees. Employees identifying as female represent approximately 44% of our employee population and approximately 41% of employees at the leadership level (employees at manager and above) at June 30, 2021. These ratios are consistent with approximately 45% and approximately 39% respectively as of June 30, 2020. Approximately 40% of the employees holding positions at the Vice President level and above identify as female.

Employee rewards, growth and development

We strive to ensure that our employees are provided equal opportunity and equal treatment. With a focus on all our employees, we offer a variety of resources and rewards to support their health and well-being and career aspirations. Lannett is committed to attracting and retaining the best talent by providing competitive benefits, supporting continued learning for employees, and encouraging employees to gain exposure across many aspects of our business.

Lannett recognizes the importance, contributions and performance of its employees in pursuing, achieving and supporting the company’s business objectives. Therefore, Lannett is committed to designing and maintaining compensation policies and programs that ensure equitable job and position evaluation, and competitive and performance-based pay. We have an annual short-term incentive program for eligible employees to be rewarded, in part, based on their individual goal performance, rather than being based solely on the Company’s financial performance. Under this program, an employee’s potential bonus is a blend of corporate goals and individual goals. We are committed to remaining transparent on payout opportunities and, as part of the quarterly earnings release process, Lannett communicates progress toward our corporate goals. In addition to the annual short-term incentive opportunity, we are committed to rewarding employees for exceptional performance during the year including (1) celebrating length of service milestones, (2) granting recognition awards and (3) for eligible employees, an annual discretionary long-term incentive award. During 2020, we also awarded bonuses to certain essential employees who consistently came to work at our plants during the COVID-19 pandemic to produce the affordable medicines we make for patients.

In addition to bonus opportunities, we offer a competitive benefits package, including medical, dental, and vision care. We offer a variety of wellness programs including a personal health survey and individual health coaching, fitness challenges and incentives for incremental HSA contributions, on-site health screenings, and wellness webinars. We are also focused on supporting our employees in reaching their personal financial goals. We have a 401k defined contribution plan (the “Plan”) available for substantially all employees, which includes a matching contribution during each Plan year. Further, we offer an Employee Stock Purchase Program (“ESPP”), which allows eligible employees to purchase shares of the Company’s stock at a discount to nurture an ownership mentality in everyone who works at the Company. Additionally, in 2021, we provided access to financial wellness webinars with Morgan Stanley, which included a variety of topics including college planning, budgeting, investing and retirement.

Moreover, Lannett is committed to supporting our employees in their continued learning and career development. We offer employees training for their current positions and opportunities to access learning platforms. We also provide tuition reimbursement to eligible employees for all or a portion of the costs incurred by the employee to attend educational courses related to the successful performance of their duties. Employees are encouraged to seek advancement opportunities and obtain promotions, transfers and career guidance from all levels of management within Lannett and Human Resources.

Across all other aforementioned matters, we understand the importance of employee satisfaction and aim to improve the employee experience. We regularly conduct and share engagement surveys with employees to obtain feedback on various matters, including executive leadership effectiveness, communication, total rewards, and development and recognition. Various actions taken by management have been a direct result of suggestions provided as part of these surveys and follow-up focus groups. During the COVID-19 pandemic, for example, we spent time to gauge the pulse of our employees and their needs, including childcare needs, using surveys and Q&A sessions.

The Company’s total employee turnover rate for fiscal year 2021, which the Company defines as the ratio of the number of separated employees during the year to the average active employees during fiscal year 2021, was approximately 37%, up from approximately 17% in fiscal year 2020. The turnover rate at our Philadelphia, PA locations was approximately 17%, up from approximately 8% in fiscal year 2020 and our Carmel, NY facility turnover rate was approximately 11%, down from approximately 18% in fiscal year 2020. Competing demands for manufacturing skills, some pandemic burnout and more job opportunities resulted in approximately 47% turnover in our Seymour, IN manufacturing site, up from 20% in fiscal year 2020. The turnover rate in Seymour, IN was much higher than our historical average. While a portion of this increase is related to the 2020 Restructuring Plan, implemented in July 2020, the Company continues to focus on employee retention by establishing a purpose-driven and inclusive culture, investing in our employees, and providing transparency and opportunities for feedback to management.

Employee safety

A safe, healthy and secure work environment is our top priority for all employees, contractors and visitors. Our goal is to conduct business with minimal injuries and incidents and maintain compliance with applicable rules and codes. Management, as well as the Board of Directors, regularly review and monitor metrics on our safety performance. We also use these metrics to identify hazards for correction before an incident or injury occurs. If employees have concerns regarding safety, they are expected to report the concerns to their manager, to a member of the executive team, or by contacting the Company’s anonymous whistleblower hotline.

In response to the COVID-19 pandemic, we have continued to prioritize safety and follow local, state, federal and CDC mandates. When possible, employees have been directed to work from home throughout the duration of the pandemic. Across our work sites, we implemented enhanced cleaning and sanitizing procedures and provided additional personal hygiene supplies and personal protective equipment such as rubber gloves, N95 respirators and powered air-purifying respirator that are in line with Centers for Disease Control and Preventions (“CDC”) recommendations. We have also implemented thermal screening for employees and visitors entering our facilities. Employees are required to adhere to the CDC guidelines, social distancing and any employee experiencing any symptoms of COVID-19 is required to stay home and seek medical attention. We will continue to monitor COVID-19 protocols and the safety of our employees, contractors, and visitors as CDC recommendations evolve and restrictions are lifted or raised in our various states of operations.

Corporate social responsibility

Lannett believes that it is important to invest in the communities where we live, work and operate. Every year, Lannett and its employees give time and money to registered charities, schools, service clubs and community organizations. Our Charitable Contributions Policy focuses on employee involvement and is structured to provide (1) direct cash donations, (2) monetary matching for cash or goods donated by employees, and (3) monetary matching for time volunteered by employees. Lannett and our employees have participated in various charitable events throughout fiscal year 2021, including virtual charity walks, clothing and food drives, and blood drives. In addition, we have partnered with various charitable organizations to donate excess and short-dated product that would otherwise be unused. In the last two years, Lannett and its employees have raised or donated over $0.6 million of pharmaceutical products, valued at wholesale acquisition cost, to a variety of worthy organizations, with our most recent emphasis on assisting local communities impacted by COVID-19. We believe in giving back to the people, causes and organizations that make a difference in the lives of others and that inspire our employees.

Environmental Matters

Lannett is committed to a more sustainable future with a reduced environmental footprint, effective use of natural resources and a multi-pronged approach to managing carbon intensity that strengthens our quality-oriented focus of providing affordable medicines to patients who depend on them. As the manufacturer of high-quality generic medicines, we are focused on developing, manufacturing and distributing safe and cost-effective medicines in the United States. Because we operate primarily in the U.S., our supply chain is more compact and resilient than many of our competitors and has a smaller corresponding carbon footprint. As a U.S.-based, publicly traded company, we are also subject to various strict U.S. compliance requirements. We follow regulations issued by the Environmental Protection Agency (“EPA”), Occupational Safety and Health Administration (“OSHA”), and various state environmental agencies in the U.S. We have consistently had a good record of compliance with these agencies. The majority of our large competitors that manufacture and are headquartered abroad are not always subject to the same set of requirements.

Our product portfolio has been migrating to lower relative volume products that, as a result of their market and production requirement, have a smaller environmental impact than higher relative volume products. We still strive to reduce the amount of natural resources consumed and minimize the amount of facility and pharmaceutical-related waste generated and disposed of in our communities. Measures include implementing projects that reduce the total amount of energy & natural resources utilized and improving manufacturing operations to improve production output per unit of resources used.

In addition, we participate in a drug takeback program, which provides channels for consumers to return unused prescriptions in an effort to divert waste from landfills and water supply. The Company is currently developing our plan to address climate change and intends to issue a report during fiscal year 2022 to address our goals and metrics for the future. We expect to monitor and revise these goals and metrics as the climate change landscape evolves over time. We also intend to communicate our performance against these metrics and to be transparent with our progress in improving our environmental impact.

Government Regulation

Pharmaceutical manufacturers are subject to extensive regulation by the federal government, including the FDA and, in cases of controlled substance products the DEA as well as other federal regulatory bodies and state governments. The Federal Food, Drug and Cosmetic Act (the “FDCA”), the Controlled Substance Act (the “CSA”) and other federal statutes and regulations govern or influence the testing, manufacture, safety, labeling, storage, record keeping, approval, advertising and promotion of our generic drug products. Non-compliance with applicable regulations can result in fines, product recalls and seizure of products, total or partial suspension of production, personal and/or corporate prosecution and debarment and refusal of the government to approve applications. The FDA also has the authority to revoke previously approved drug applications.

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

Other regulatory requirements

With respect to post-market product advertising and promotion, the FDA imposes a number of regulations on entities that advertise and promote pharmaceuticals, which include, among others, standards for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the internet. The FDA has very broad enforcement authority under the FDCA and failure to abide by these regulations can result in penalties, including the issuance of a warning letter directing entities to correct deviations from FDA standards, a requirement that future advertising and promotional materials be pre-cleared by the FDA and state and/or federal civil and criminal investigations and prosecutions. Some of our products require participation in Risk Evaluation and Mitigation Strategies (“REMS”) programs. A shared system REMS encompasses multiple prescription drug products and is developed and implemented jointly by two or more companies marketing the same products. These programs can add significant costs for the Company, depending on market share and complexity of the program.

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

Fraud and abuse laws

Because of the significant federal and state funding involved in the provision of health care services, including Medicare and Medicaid funding, Congress and state legislatures have enacted, and federal and state prosecutors actively enforce, a number of laws whose purpose is to eliminate fraud, abuse, and corruption in the health care industry. Our business is subject to compliance with these laws, including both federal and state level anti-kickback laws and statutes aimed at eliminating false or fraudulent claims for payment. In addition, we are subject to the Foreign Corrupt Practices Act (“FCPA”), which prohibits offering, promising, authorizing, or making payments to any foreign government official to obtain or retain business. Because health care systems in many countries are run and funded at least in part by the government, the FCPA applies to interactions with most healthcare professionals and procurement representatives in many countries. Other countries have enacted similar anti-bribery laws.

Anti-kickback statutes

One of the primary federal laws aimed at curbing fraud and abuse in the federal health care programs is the Anti-Kickback Statute (“AKS”), which prohibits persons from knowingly and willfully soliciting, offering, receiving, or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing or arranging for a good or service, for which payment may be made under a federal health care program such as Medicare, Medicaid or TRICARE. The definition of “remuneration” has been broadly interpreted to include anything of value, and can take many forms besides cash or compensation, including for example gifts and entertainment, certain discounts, the furnishing of free supplies, equipment or services, credit arrangements, rebates, and waivers of payments, including copayments. For example, under the AKS, a pharmaceutical company is prohibited from offering, directly or indirectly, any remuneration to induce Medicare patients to purchase the company’s drugs or to induce physicians to prescribe the company’s drugs. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal health care covered business, the statute has been violated, regardless of the existence of other legitimate purposes for the remuneration. In addition, the AKS may not even require proof of a kickback recipient’s motivation for accepting an illegal payment, so long as he or she accepts the kickback knowingly and willfully. Penalties for AKS violations include criminal penalties and civil sanctions such as fines, imprisonment, and possible exclusion from Medicare, Medicaid, and other federal health care programs. In addition, claims for services or goods resulting from kickback arrangements are “false claims” within the meaning of the federal False Claims Act, discussed in more detail below.

The AKS is broad and prohibits many arrangements and practices that are lawful in businesses outside of the health care industry. Recognizing that the AKS is broad and may technically prohibit many innocuous or beneficial arrangements, Congress incorporated several statutory exceptions into the AKS’s framework, which protect certain types of business arrangements. Congress also authorized the Office of Inspector General of the U.S. Department of Health and Human Services (“OIG”) to issue a series of “regulatory safe harbors.” The "safe harbor" regulations describe various payment and business practices that, although they potentially implicate the AKS, are not treated as offenses under the statute. Both the statutory exceptions and regulatory safe harbors set forth requirements that, if met, assure health care providers and other parties to the arrangement that they will not be prosecuted under the AKS. The failure of a transaction or arrangement to fit precisely within one or more safe harbors does not necessarily mean that it is illegal. However, conduct and business arrangements that do not fully satisfy each applicable safe harbor may result in increased scrutiny by government enforcement authorities such as OIG.

Many states have adopted laws similar to the AKS. Some of these state prohibitions apply to referrals of patients for health care items or services reimbursed by any source, including commercial payers and private pay patients.

The federal government is aggressive and particularly active in pursuing suspected violations of the AKS against companies and certain sales, marketing, and executive personnel, for allegedly offering unlawful inducements to potential or existing customers in an attempt to procure their business (i.e. to promote drug sales). Additionally, a number of courts have ruled that a transaction that violates the AKS is unenforceable as against public policy.

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

False claims act statutes

The federal False Claims Act (“FCA”) imposes liability on any person or entity who, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal health care program. The Qui Tam provisions of the FCA allow private individuals with evidence of fraud to file suits on behalf of the federal government and to share in any monetary recovery. In recent years, the number of suits brought against health care providers by private individuals has increased dramatically, and in Fiscal 2020, the federal government recovered more than $1.8 billion in judgements and settlements related to FCA violations in the health care industry. In addition to the FCA, various states have enacted false claims laws analogous to the FCA, which similarly enable private individuals to bring claims on behalf of a state or local government that has been defrauded. Because the Medicaid program is jointly funded by the federal government and the states, for example, qui tam plaintiffs frequently pursue both federal and state law claims.

When an entity is determined to have violated the FCA, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties in excess of $23,000 per claim, as adjusted annually. Liability arises, primarily, when an entity knowingly submits or causes another to submit a false or fraudulent claim for payment to the federal government. The definition of a “false” claim is broad: In addition to actual or objective falsity, a claim may be considered “false” for purposes of liability under the FCA based on an express or implied certification that the person or company who submitted the claim is in compliance with all applicable statutes, regulations, or government contract provisions. For example, the federal government has used the FCA to assert liability on the basis of inadequate care, kickbacks, and other improper referrals; improper use of Medicare numbers by the provider of services; as well as allegations regarding misrepresentations with respect to the services rendered. In addition, the federal government has prosecuted companies under the FCA in connection with off-label promotion of products (because government health programs ordinarily do not cover “off-label” uses of medications). Our future activities relating to the reporting of wholesale or estimated retail prices of our products, the reporting of discount and rebate information and other information affecting federal, state, and third-party reimbursement of our products, and the sale and marketing of our products may be subject to scrutiny under these laws. We are unable to predict whether we will be subject to actions under the FCA or a similar state law, or the impact of such actions. However, the costs of defending such claims, as well as any sanctions imposed, could significantly affect our financial performance.

Foreign corrupt practices act

The U.S. Foreign Corrupt Practices Act of 1977, as amended, (the “FCPA”) and similar anti-bribery laws in other jurisdictions generally prohibit certain persons and entities, and their intermediaries, from making payments to foreign government officials to obtain or retain business. In recent years, for example, pharmaceutical, medical device, and other health care companies have resolved FCPA allegations of bribing government procurement officials to win tenders and/or bribing public health care providers to prescribe products. If we are found to be liable for FCPA or other violations, we could suffer from civil and criminal penalties or other sanctions, including contract cancellations or debarment, and loss of our reputation, any of which could have a significant impact on our business, financial condition, and operations.

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

Current or future federal or state laws and regulations may influence the prices of drugs and, therefore, could adversely affect the prices that we receive for our products. Programs in existence in certain states seek to set prices of all drugs sold within those states through the regulation and administration of the sale of prescription drugs. Expansion of these programs, in particular, state Medicaid programs, or changes required in the way in which Medicaid rebates are calculated under such programs, could adversely affect the price we receive for our products and could have a material adverse effect on our business, results of operations and financial condition. Further, generic pharmaceutical drug prices have been the focus of increased scrutiny by certain states’ attorneys general, the U.S. Department of Justice and Congress. Decreases in health care reimbursements or prices of our prescription drugs could limit our ability to sell our products or could decrease our revenues, which could have a material adverse effect on our business, results of operations and financial condition.

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

Employees

As of June 30, 2021, we had 812 full-time employees.

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

ITEM 1A.RISK FACTORS

Operational and Industry-specific Risks

The generic pharmaceutical industry is highly competitive.

We face strong competition in our generic product business. Revenues and gross profit derived from the sales of generic pharmaceutical products tend to follow a pattern based on certain regulatory and competitive factors. For example, as a result of new competitors entering the market, sales of Fluphenazine and Posaconazole, two of our top products, decreased during the fiscal year ended June 30, 2021.

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

If we are unable to successfully develop or commercialize new products on a timely basis, our revenues, gross margins and operating results will suffer.

Our future results of operations will depend to a significant extent upon our ability to successfully commercialize new generic products in a timely manner. There are numerous difficulties in developing and commercializing new products, including developing, testing and manufacturing products in compliance with regulatory standards in a timely manner; receiving requisite regulatory approvals for such products in a timely manner; the availability, on commercially reasonable terms, of raw materials, including active pharmaceutical ingredients (“APIs”) and other key ingredients; developing and commercializing a new product is time consuming, costly and subject to numerous factors that may delay or prevent the successful commercialization of new products; and commercializing generic products may be substantially delayed by unexpired patents covering the brand drug.

As a result of these and other difficulties, products currently in development by Lannett may or may not receive the regulatory approvals necessary for marketing. If any of our products, when developed and approved, cannot be successfully or timely commercialized, our revenue, gross margins and operating results could be adversely affected. We cannot guarantee that any investment we make in developing products will be recouped, even if we are successful in commercializing those products.

We have and will continue to enter into strategic alliances and collaborations with third parties, including companies based outside of the U.S., for the commercialization of some of our drug candidates. If those collaborations are not successful, we may not be able to capitalize on the market potential of these drug candidates.

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

In addition, Lannett has multiple collaborations with partners outside of the U.S. and is subject to certain risks associated with having partners’ operations located in foreign jurisdictions. It is difficult to predict the impact of geopolitical risks or other factors that may interrupt supply, regulatory approval and new product launches. Disruptions in our partners’ operations or any deterioration in the geopolitical environment as a result of the above risks or otherwise could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The development, approval process, manufacture and commercialization of biosimilar products involve unique challenges and uncertainties, and our failure to successfully introduce biosimilar products could have a negative impact on our business, financial condition, results of operations and cash flows.

We and our partners and suppliers are actively working to develop and commercialize biosimilar products, including biosimilar Insulin Glargine and biosimilar Insulin Aspart. Although the Biologics Price Competition and Innovation Act (“BPCIA”) established a framework for the review and approval of biosimilar products and the FDA has begun to review and approve biosimilar product applications, there continues to be uncertainty regarding the regulatory pathway in the U.S., with the FDA continuing to issue and revise guidance related to its interpretation and implementation of the BPCIA. If we are unable to obtain FDA or other non-U.S. regulatory authority approval for our products, we will be unable to market them. Access to and the supply of necessary biological materials may be limited, and government regulations restrict access to and regulate the transport and use of such materials.

Even if our biosimilar products are approved for marketing, the products may not be commercially successful, may require more time than expected to achieve market acceptance, and may not generate profits in amounts that are sufficient to offset the amount invested to obtain such approvals. Market success of biosimilar products will depend on demonstrating to regulators, patients, physicians and payors (such as insurance companies) that such products are safe and effective and yet offer a more competitive price or other benefit over existing therapies. In addition, manufacturers of biologic products may try to dissuade physicians from prescribing or accepting biosimilar products. If our development efforts do not result in the development and timely approval of biosimilar products or if such products, once developed and approved, are not commercially successful, or if any of the above risks occur, our business, financial condition, results of operations and cash flows could be materially adversely affected.

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

Consistent with industry practice, the Company establishes provisions for chargebacks, rebates, returns and other adjustments to gross sales. The provisions are primarily estimated based on historical experience, future expectations, contractual arrangements with wholesalers and indirect customers and other factors known to management at the time of accrual. However, we cannot ensure that our reserves are adequate or that actual product returns, allowances and chargebacks will not exceed our estimates.

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

One such governmental program, known as the 340B Program, requires pharmaceutical manufacturers to enter into an agreement, called a pharmaceutical pricing agreement (“PPA”), with the Secretary of Health and Human Services. Under the PPA, the manufacturer agrees to provide front-end discounts on covered outpatient drugs purchased by specified providers, called “covered entities,” that serve the nation’s most vulnerable patient populations. Outpatient prescription drugs, over the counter drugs (accompanied by a prescription), and clinic-administered drugs within eligible facilities are covered.

In addition, legislative and regulatory proposals and enactments to reform health care and government insurance programs could significantly influence the manner in which pharmaceutical products and medical devices are prescribed and purchased. We expect there will continue to be federal and state laws and/or regulations, proposed and implemented, that could limit the amounts that federal and state governments will pay for health care products and services. The extent to which future legislation or regulations, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted or what effect such legislation or regulation would have on our business remains uncertain. Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the Patient Protection and Affordable Care Act (“ACA”), and we expect there will be additional challenges and amendments to the ACA in the future. For example, various portions of the ACA are currently undergoing legal and constitutional challenges in the United States Supreme Court. Additionally, the Trump administration issued various Executive Orders which eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Finally, Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, Congress has indicated that it will continue to seek new legislative measures to control drug costs. It is unclear whether the ACA will be overturned, repealed, replaced, or further amended, although the Biden administration has signaled that it plans to build on the ACA and expand the number of people who are eligible for subsidies under it. It is unknown what form any such changes or any law proposed to replace the ACA would take, and how or whether it may affect our business in the future. We expect that changes to the ACA, the Medicare and Medicaid programs, changes allowing the federal government to directly negotiate drug prices and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the healthcare industry and on our business, financial condition, results of operations, cash flows, and/or our stock price operations.

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

Our three largest customers accounted for 27%, 21% and 12%, respectively, of our total net sales for Fiscal 2021 and 25%, 23% and 11%, respectively, of our total net sales for Fiscal 2020. The loss of any of these customers, any financial difficulties experienced by any of these customers or any delay in receiving payments from such customers could materially adversely affect our business, results of operations and financial condition and our cash flows. In addition, the Company generally does not enter into long-term supply agreements with its customers that would require them to purchase our products.

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

We have substantial indebtedness. As of June 30, 2021, we had total indebtedness of $635.6 million, including $350.0 million of 7.75% senior secured notes (the “Notes”), the $190.0 million Second Lien Secured Loan Facility (the “Second Lien Facility”) and $86.3 million aggregate principal amount of 4.50% Convertible Senior Notes (the “Convertible Notes”). We also have availability of $45.0 million under the Amended ABL Credit Facility.

Our substantial indebtedness may have important consequences for us. For example, it may make it more difficult for us to make payments on our indebtedness; increase our vulnerability to general economic and industry conditions, including recessions and periods of significant inflation and financial market volatility; expose us to the risk of increased interest rates because any borrowings we make under the Amended ABL Credit Facility will bear interest at variable rates; require us to use a substantial portion of our cash flow from operations to service our indebtedness, thereby reducing our ability to fund working capital, capital expenditures and other expenses; limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; increase our cost of future borrowing; place us at a competitive disadvantage compared to competitors that have less indebtedness; and limit our ability to borrow additional funds that may be needed to operate and expand our business.

The agreements and instruments governing our debt, contain restrictions and limitations that could significantly impact our ability to operate our business.

The operating and financial restrictions and covenants in the agreements and instruments that govern our indebtedness restrict, and future debt instruments may restrict, subject to certain important exceptions and qualifications, our and our subsidiaries’ ability to, among other things, incur or guarantee indebtedness; grant or permit liens on our assets; pay dividends on or make distributions in respect of our capital stock; make investments or acquisitions; prepay, repurchase or redeem certain other indebtedness; sell or otherwise transfer assets, including capital stock of our subsidiaries; merge, consolidate or transfer all or substantially all of our assets; enter into transactions with our affiliates; grant or permit dividend or other payment restrictions affecting certain of our subsidiaries; and change the business we conduct or enter into new lines of business.

In addition, the Amended ABL Credit Facility includes a minimum fixed charge coverage ratio of no less than 1.10 to 1.00, which is tested only when excess availability is less than 15.0% of the lesser of (A) the borrowing base and (B) the then effective commitments under the Amended ABL Credit Facility for three consecutive business days, and continuing until the first day immediately succeeding the last day of 30 consecutive days on which Excess Availability is in excess of such threshold, and the Second Lien Credit Facility requires us to maintain at least $5.0 million in a deposit account subject at all times to control by the collateral agent for the Second Lien Lenders, and minimum liquidity of $15 million as of the last day of each month. These covenants could adversely affect our ability to finance our future operations or capital needs, withstand a future downturn in our business or the economy in general, engage in business activities, including future opportunities that may be in our interest, and plan for or react to market conditions or otherwise execute our business strategies. Our ability to comply with these covenants may be affected by events beyond our control. A breach of any of these covenants could result in a default in respect of the related indebtedness. If a default occurs, the relevant lenders or holders of such indebtedness could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing that indebtedness. Acceleration of our other indebtedness could result in a default under the terms of the agreements that govern the Amended ABL Credit Facility and the Second Lien Credit Facility or the indentures governing the 4.50% Convertible Senior Notes and the Senior Notes. There is no guarantee that we would be able to satisfy our obligations if any of our indebtedness is accelerated.

In addition, the limitations that are imposed in the agreements that govern the Amended ABL Credit Facility and the Second Lien Credit Facility on our ability to incur certain additional debt and to take other corporate actions might significantly impair our ability to obtain other financing. If, for any reason, we are unable to comply with the restrictions in the agreements that govern the Amended ABL Credit Facility and the Second Lien Credit Facility, we may not be granted waivers or amendments to such restrictions or we may not be able to refinance our debt on terms acceptable to us, or at all. The lenders under the Amended ABL Credit Facility also have the right in these circumstances to terminate any commitments they have to provide further borrowings. If we were unable to pay such amounts, the lenders under the Amended ABL Credit Facility and the Second Lien Credit Facility could recover amounts owed to them by foreclosing against the collateral pledged to them.

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

Our business may not generate sufficient cash flow from operations, and we may not have available to us future borrowings in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. In these circumstances, we may need to refinance all or a portion of our indebtedness on or before maturity. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. Our ability to refinance our indebtedness or obtain additional financing will depend on, among other things our financial condition at the time; restrictions in the agreements governing our indebtedness, and the condition of the financial markets and the industry in which we operate.

As a result, we may not be able to refinance any of our indebtedness on commercially reasonable terms or at all. In such a case, we could be forced to sell assets, reduce or delay capital expenditures or issue equity securities to make up for any shortfall in our payment obligations under unfavorable circumstances. The terms of the indentures that govern the 4.50% Convertible Senior Notes and the Senior Notes and the agreements that govern the Amended ABL Credit Facility and the Second Lien Credit Facility limit our ability to sell assets. In addition, we may not be able to sell assets quickly enough or for sufficient amounts to enable us to meet our obligations. Any failure to make scheduled payments of interest and principal on our outstanding indebtedness when due would permit the holders of such indebtedness to declare an event of default and accelerate the indebtedness, which in turn could lead to cross defaults under the instruments governing our other indebtedness. This could result in the lenders under the agreement that governs the Amended ABL Credit Facility terminating their commitments to lend us money and could result in the lenders under the agreement that governs the Amended ABL Credit Facility and the Second Lien Credit Facility foreclosing against the assets securing such facilities, and we could be forced into bankruptcy or other insolvency proceedings. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on acceptable terms.

Risks Related to our Financial Condition and Results

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

Factors that may cause our sales mix to vary include the number of new product introductions; marketing exclusivity, if any, which may be obtained on certain new products; the level of competition in the marketplace for certain products; the availability of raw materials and finished products from our suppliers; and the scope and outcome of governmental regulatory action that may involve us.

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

Sales of a limited number of our products from time to time represent a significant portion of our revenues, gross profit and net earnings. For the fiscal years ended June 30, 2021, 2020 and 2019, our top five products in terms of sales, in the aggregate, represented approximately 36%, 45% and 52%, respectively, of our total net sales. If the volume or pricing of our largest selling products decline in the future (including with respect to Fluphenazine and Posaconazole, two products for which net sales decreased during the fiscal year ended June 30, 2021 due to lower sales prices driven by new competitors entering the market), our business, financial condition, results of operations, cash flows and/or share price could be materially adversely affected. See “Description of Business” below for more information on our top products.

If our intangible assets become impaired, we may be required to record a significant charge to earnings.

Under U.S. GAAP, we review our intangible assets for impairment if a triggering event occurs, which would indicate a potential change in market conditions or future outlook of value. We may be required to record additional significant charges to earnings in our financial statements during the period in which any impairment of our intangible assets is determined, resulting in a negative effect on our results of operations. Changes in market conditions or other changes in the future outlook of value may lead to further impairments in the future. In addition, we continue to review the potential divestment of certain assets as part of our future plans, which may lead to additional impairments. Future events or decisions may lead to asset impairments and/or related charges. For assets that are not impaired, we may adjust the remaining useful lives. Certain non-cash impairments may result from a change in our strategic goals, business direction or other factors relating to the overall business environment. Any significant impairment could have a material adverse effect on our results of operations.

We may incur additional tax liabilities related to our operations.

We are subject to income tax in the United States. We record liabilities for uncertain tax positions that involve significant management judgment as to the application of law. Our effective tax rate may also be adversely affected by numerous other factors, including changes in tax laws and regulations, and tax effects of the accounting for stock-based compensation (which depend in part on the price of our stock and, therefore, are beyond our control). Due to the results of the recent U.S. Presidential and Congressional elections, the potential for U.S. tax law changes exists, including as a result of proposals to increase the income tax rate. Increases to the income tax rate or other changes to the tax law could materially impact our tax provision, cash tax liability, and effective tax rate. The pressure to generate tax revenue to offset economic relief measures due to the COVID-19 pandemic could increase the likelihood of adverse tax law changes being enacted. If changes in U.S. federal and applicable state income tax laws increase our U.S. federal or state income tax liability, we will be obligated to pay such increased U.S. federal and state income tax liability which would reduce our cash available for business operations. Changes to or the imposition of new U.S. federal, state, or local taxes could have a material adverse effect on our liquidity and financial condition.

Our tax returns and positions are subject to review and audit by the Internal Revenue Service and other tax authorities, and any adverse outcomes resulting from any examination of our tax returns could adversely affect our liquidity and financial condition.

The positions taken in our U.S. federal, state and local income tax return filings require significant judgments and the interpretation and application of complex tax laws. Our income tax returns are subject to examination by the U.S. Internal Revenue Service and other tax authorities. While we believe our tax return positions are proper and supportable, certain positions could be successfully challenged. An unfavorable outcome of any current or future tax audit could result in our need to utilize available cash to satisfy such tax liabilities and any interest or penalties thereon rather than for our business operations. As a result, the occurrence of an unfavorable outcome with respect to any future tax audit could have a material adverse effect on our liquidity and financial condition.

Legal and Regulatory Risks

Governmental investigations into sales and marketing practices in the generic pharmaceutical industry and claims by private parties relating to such investigations may result in substantial penalties or settlements.

There has been increased press coverage and increased scrutiny from regulatory and enforcement agencies and legislative bodies with respect to matters relating to the pricing of generic pharmaceuticals, including publicity and pressure resulting from prices charged by our competitors. We have experienced and may continue to experience downward pricing pressure on the price of our products due to competitive pressure to lower the cost of drugs to the ultimate consumer, which could reduce our revenue and future profitability. This increased press coverage and public scrutiny have resulted in, and may continue to result in, investigations, and calls for investigations, by governmental agencies at both the federal and state level and have resulted in, and may continue to result in, claims brought against us by private parties or by regulators taking other measures that could have a negative effect on our business. For a description of current, federal, and state investigations and claims by private parties, see Note 10 “Legal, Regulatory Matters and Contingencies.” Additional actions are possible. Responding to such investigations and claims is costly and involves a significant diversion of management attention. Such proceedings are unpredictable and may develop over lengthy periods of time. Future settlements may involve large monetary penalties. It is not possible at this time to predict the ultimate outcome of any such investigations or claims or what other investigations or lawsuits or regulatory responses may result from such assertions, or their impact on our business, financial condition, results of operations, cash flows, and/or our stock price. Any such investigation or claim could also result in reputational harm and reduced market acceptance and demand for our products, could harm our ability to market our products in the future, could cause us to incur significant expense, could cause our senior management to be distracted from execution of our business strategy, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects. Accompanying the press and media coverage of pharmaceutical pricing practices and public complaints about the same, there has been increasing U.S. federal and state legislative and enforcement interest with respect to drug pricing. In recent years, both the U.S. House of Representatives and the U.S. Senate have conducted numerous hearings with respect to pharmaceutical drug pricing practices, including in connection with the investigation of specific price increases by pharmaceutical companies, designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient support programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. Any proposed measures will require authorization through additional legislation to become effective, and it is uncertain whether Congress or the Biden administration will seek new legislative and/or administrative measures to control drug costs. The Biden administration has indicated that lowering drug prices continues to be a legislative and political priority. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic. In addition to the effects of any investigations or claims brought against us described above, our revenue and future profitability could also be negatively affected if any such inquiries, of us or of other pharmaceutical companies or the industry more generally, were to result in legislative or regulatory proposals that limit our ability to increase the prices of our products. Any of the events or developments described above could have a material adverse impact on our business, financial condition or results of operations, as well as on our reputation.

The recent enactment of State laws affecting the pricing of our products could have the effect of reducing our profitability.

Since 2016, several state legislatures have enacted laws regulating the pricing of various types of pharmaceutical products, including generic pharmaceutical products. These laws vary in applicability and scope, and generally require manufacturers to notify various state agencies of price increases over a given threshold for a given period of time and to include a justification for any price increases. At least one state law (subsequently struck down by the court) authorized the state attorney general to seek civil penalties and disgorgement in the event a price increase is deemed unconscionable. To the extent these laws apply to our products, they could limit the prices which the company may charge for its products and reduce the company’s profitability and could have a material adverse effect on our financial condition, results of operations and growth prospects.

Extensive industry regulation has had and will continue to have, a significant impact on our business in the area of cost of goods, especially our product development, manufacturing and distribution capabilities.

All pharmaceutical companies, including Lannett, are subject to extensive, complex, costly and evolving regulation by the federal government, including the FDA and, in the case of controlled drugs, the DEA and state government agencies. The Food, Drug and Cosmetic Act (the “FDCA”), the Controlled Substance Act (the “CSA”) and other federal statutes, regulations and guidance govern or influence the development, testing, manufacturing, packing, labeling, storing, record keeping, safety, approval, advertising, promotion, sale and distribution of our products.

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

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action. For example, the new presidential administration, sworn in January 2021, may impact our business and industry. The policies and priorities of the new administration are unknown and could materially impact the regulations governing our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to enforcement action and there could be a material adverse effect on our business, financial condition, results of operations, cash flows, and/or the price of our common stock.

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

Many brand pharmaceutical companies have increasingly used state and federal legislative and regulatory means to delay generic competition. These efforts have included pursuing new patents for existing products which may be granted just before the expiration of one patent, which could extend patent protection for additional years or otherwise delay the launch of generics; using the Citizen Petition process to request amendments to FDA standards; seeking changes to U.S. Pharmacopeia, an organization which publishes industry recognized compendia of drug standards; attaching patent extension amendments to non-related federal legislation; engaging in state-by-state initiatives to enact legislation that restricts the substitution of some generic drugs, which could have an impact on products that we are developing; persuading regulatory bodies to withdraw the approval of brand-name drugs for which the patents are about to expire and converting the market to another product of the brand company on which longer patent protection exists; limiting the availability of certain RLDs, with Risk Evaluation and Mitigation Strategies (“REMS”) distribution requirements, to generic companies for bioequivalence testing required for ANDA premarket approval for commercialization; entering into agreements whereby other generic companies will begin to market an AG, a generic equivalent of a branded product, at the same time or after generic competition initially enters the market; filing suits for patent infringement and other claims that may delay or prevent regulatory approval, manufacture and/or scale of generic products; and, introducing “next-generation” products prior to the expiration of market exclusivity for the reference product, which often materially reduces the demand for the generic or the reference product for which we seek regulatory approval.

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

The generic pharmaceutical industry is characterized by intellectual property litigation and third parties may claim that we infringe on their proprietary rights, which could result in litigation that could be costly, result in the diversion of management’s time and efforts, require us to pay damages or prevent us from marketing our existing or future products.

Our commercial success will depend in part on not infringing or violating the intellectual property rights of others. The manufacture, use and sale of new products that are the subject of conflicting patent rights have been the subject of substantial litigation in the pharmaceutical industry. These lawsuits relate to the validity and infringement of patents or proprietary rights of third parties. We may have to defend against charges that we violated patents or proprietary rights of third parties. This is especially true in the case of generic products on which the patent covering the brand product is expiring, an area where infringement litigation is prevalent and in the case of new brand products in which a competitor has obtained patents for similar products. Our competitors, some of which have substantially greater resources than we do and have made substantial intellectual property investments in competing technologies, may have applied for or obtained, or may in the future apply for and obtain, patent rights and other intellectual property that will prevent, limit or otherwise interfere with our ability to make, use and sell our products. We may not be aware of whether our products do or will infringe existing or future patents or the intellectual property rights of others. In addition, patent applications can be pending for many years and may be confidential for a number of months after filing and because pending patent claims can be revised before issuance, there may be applications of others now pending of which we are unaware that may later result in issued patents that will prevent, limit or otherwise interfere with our ability to make, use or sell our products. Even if we prevail, litigation may be costly and time-consuming and could divert the attention of our management and technical personnel. Any potential intellectual property litigation also could force us to stop making, selling or using products or technologies that allegedly infringe the asserted intellectual property; lose the opportunity to license our technology to others or to collect royalty payments based upon successful protection and assertion of our intellectual property rights against others; incur significant legal expenses; pay substantial damages or royalties to the party whose intellectual property rights we may be found to be infringing; pay the attorney fees and costs of litigation to the party whose intellectual property rights we may be found to be infringing; redesign or rename, in the case of trademark claims, those products that contain the allegedly infringing intellectual property, which could be costly, disruptive and/or infeasible; or attempt to obtain a license to the relevant intellectual property from third parties, which may not be available on reasonable terms or at all.

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

Our reporting and payment obligations related to our participation in U.S. federal healthcare programs, including Medicare, Medicaid and the Department of Veterans Affairs, are complex and often involve subjective decisions that could change as a result of new business circumstances, new regulations or agency guidance, or advice of legal counsel. Any failure to comply with those obligations could subject us to investigation, penalties, and sanctions.

U.S. federal laws regarding reporting and payment obligations with respect to a pharmaceutical company’s participation in federal healthcare programs, including Medicare, Medicaid and the Department of Veterans Affairs (“VA”), are complex. Because our processes for calculating applicable government prices and the judgments involved in making these calculations involve subjective decisions and complex methodologies, these calculations are subject to risk of errors and differing interpretations. In addition, they are subject to review and challenge by the applicable governmental agencies, and it is possible that such reviews could result in changes that may have material adverse legal, regulatory, or economic consequences.

Any governmental agencies or authorities that have commenced, or may commence, an investigation of us relating to the sales, marketing, pricing, quality, or manufacturing of pharmaceutical products could seek to impose, based on a claim of violation of anti-fraud and false claims laws or otherwise, civil and/or criminal sanctions, including fines, penalties, and possible exclusion from federal healthcare programs, including Medicare, Medicaid and/or the VA. Some of the applicable laws may impose liability even in the absence of specific intent to defraud. Furthermore, should there be ambiguity with regard to how to properly calculate and report payments—and even in the absence of any such ambiguity—a governmental authority may take a position contrary to a position we have taken, and may impose or pursue civil and/or criminal sanctions. Governmental agencies may also make changes in program interpretations, requirements or conditions of participation, some of which may have implications for amounts previously estimated or paid. There can be no assurance that our submissions will not be found by Centers for Medicare & Medicaid Services or the VA to be incomplete or incorrect. Any failure to comply with the above laws and regulations, and any such penalties or sanctions could have a material adverse effect on our business, financial condition, results of operations, cash flows and/or stock price.

We may need to change our business practices to comply with changes to fraud and abuse laws.

We are subject to various federal and state laws pertaining to health care fraud and abuse, including the federal Medicare and Medicaid Anti-Kickback Statute (the “AKS”), which apply to our sales and marketing practices and our relationships with physicians and other referral sources. The AKS prohibits any person or entity from knowingly and willfully soliciting, receiving, offering, or paying any remuneration, including a bribe, kickback, or rebate, directly or indirectly, in return for or to induce the referral of patients for items or services covered by federal health care programs, or the furnishing, recommending, or arranging for products or services covered by such programs (which include plans and programs that provide health benefits funded by the federal government, including Medicare and Medicaid, among others). “Remuneration” has been broadly interpreted to include anything of value, including, for example, gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash and waivers of payments. Several courts have interpreted the AKS’s intent requirement to mean that if even one purpose in an arrangement involving remuneration is to induce referrals or otherwise generate business involving goods or services reimbursed in whole or in part under federal health care programs, the statute has been violated, and in 2020, the Eleventh Circuit ruled that no proof of a payee’s motivation for accepting a payment is required. The federal government has issued “safe harbor” regulations that set forth certain provisions which, if fully met, will assure parties that they will not be sanctioned under the AKS. The failure of a transaction or arrangement to fit within a specific safe harbor does not necessarily mean that the transaction or arrangement will be illegal or that prosecution under the AKS will be pursued, but such transactions or arrangements face an increased risk of scrutiny by government enforcement authorities and an ongoing risk of prosecution. If our sales and marketing practices or our relationships with physicians are considered by federal or state enforcement authorities to be knowingly and willfully soliciting, receiving, offering, or providing any remuneration in exchange for arranging for or recommending our products and services and such activities do not fit within a safe harbor, then these arrangements could be challenged under the AKS.

If our operations are found to be in violation of the AKS we may be subject to civil and criminal penalties including fines of up to $100,000 per violation, civil monetary penalties of up to $100,000 per violation, assessments of up to three times the amount of the prohibited remuneration, imprisonment and exclusion from participating in the federal health care programs. Violations of the AKS also may result in a finding of civil liability under the Federal False Claims Act (“FFCA”) (as further discussed below) and the potential imposition of additional civil fines and monetary penalties that could be substantial. Falsely certifying compliance with the AKS in connection with a claim submitted to a federally funded insurance program is actionable under the FFCA. In addition, The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and its implementing regulations prohibits, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any health care benefit program, including private payors. A violation of this statue is a felony and may result in fines, imprisonment and/or exclusion from government-sponsored programs. The HIPAA false statements statute prohibits, among other things, knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation in connection with the delivery of or payment for health care benefits, items, or services.

A number of states also have anti-fraud and anti-kickback laws similar to the AKS that prohibit certain direct or indirect payments if such arrangements are designed to induce or encourage the referral of patients or the furnishing of goods or services. Some states’ anti-fraud and anti-kickback laws apply only to goods and services covered by Medicaid or programs such as workers’ compensation. Other states’ anti-fraud and anti-kickback laws apply to all health care goods and services, regardless of whether the source of payment is governmental or private. Due to the breadth of these laws and the potential for changes in laws, regulations, or administrative or judicial interpretations, we may have to change our business practices or our existing business practices could be challenged as unlawful, which could materially adversely affect our business.

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

We are subject to state and federal laws that govern the submission of claims for reimbursement. The FFCA imposes civil liability on individuals or entities that knowingly submit, or cause to be submitted, false or fraudulent claims for payment to the government. Violations of the FFCA and other similar laws may result in criminal fines, imprisonment and substantial civil penalties for each false claim submitted (including civil penalties presently in excess of $23,607 per claim, plus treble damages, plus liability for attorney’s fees) and exclusion from federally funded health care programs, including Medicare and Medicaid. The FFCA also allows private individuals to bring a suit on behalf of the government against an individual or entity for violations of the FFCA. These suits, also known as Qui Tam or whistleblower actions, may be brought by, with only a few exceptions, any private citizen who has material information of a false claim that has not yet been previously disclosed. These suits have increased significantly in recent years because the FFCA allows an individual to share in the amounts paid to the federal government in fines or settlement as a result of a successful Qui Tam action, in addition to the recovery of legal fees in bringing such an action. If our past or present operations are found to be in violation of any of such laws or any other governmental regulations that may apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from federal health care programs and/or the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment, or restructuring of our operations could adversely affect our ability to operate our business and our financial results. Action against us for violation of these laws, even if we successfully defend against them, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

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

As part of our risk management policy, we carry third-party product liability insurance coverage; however, the insurance industry recently adopted an exclusion into its comprehensive general liability policies for nitrosamine impurities. To the extent that any of Lannett’s products are subject to recall as a result of nitrosamine impurities and/or are subject to lawsuit arising out of the presence of nitrosamine impurities in its products, such losses may not be covered by insurance and could have a material adverse effect on our profitability and financial condition.

Increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks.

Companies are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to their environmental, social and governance (“ESG”) practices and disclosure. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, climate change, health and safety, supply chain management, diversity, labor conditions and human rights, both in our own operations and in our supply chain. Increased ESG-related compliance costs for the Company as well as among our suppliers, vendors and various other parties within our supply chain could result in material increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, access to capital, and our stock price.

General Business Risks

Public health threats, including a pandemic, epidemic or outbreak of an infectious disease in the United States or elsewhere may adversely affect our business and financial results.

Our business may be adversely affected by public health threats, including any pandemic, epidemic or outbreak of an infectious disease occurring in the United States or worldwide. The COVID-19 virus has spread to over 200 countries since December 2019 and continues to impact the global economy. The virus may impact our business, operations and financial results.

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

We have taken temporary precautionary measures intended to help minimize the risk of the virus to our employees, including temporarily requiring all employees, other than employees in our manufacturing plants, distribution centers, and R&D facilities, who are able to work from home to work remotely. We have suspended non-essential travel worldwide for our employees and are discouraging employee attendance at other gatherings. These measures could negatively affect our business. For instance, temporarily requiring many of our employees to work remotely may disrupt our operations or increase the risk of a cybersecurity incident.

Although the Company has taken many safety measures to reduce the impact of COVID-19 on our employees, we have experienced an increase in absenteeism arising from intermittent spikes in cases across the country, which has caused an increase in overtime and cost to produce the products. The Company has also experienced an increase in employee turnover, due to, in part, the COVID-19 pandemic and competing demands for manufacturing skills. To date, the rate of employee absenteeism and employee turnover has not had any material effect on the Company’s business or its ability to manufacture and distribute products and plants continue to operate at normal capacity. The ongoing risk of employee absenteeism and employee turnover could materially impact the Company’s operations.

The full extent to which COVID-19 has impacted and may continue to impact our business will depend on future developments, which are still uncertain and cannot be predicted with confidence, such as the duration of the outbreak, or the effectiveness of actions to contain and treat COVID-19, particularly in the geographies where we or our third-party suppliers or business development and other strategic partners operate. Given the speed and frequency of continuously evolving developments with respect to this pandemic, we cannot reasonably estimate the magnitude of any impact on our operations and the full extent to which COVID-19 may impact our business, results of operations, liquidity or financial position is uncertain.

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

Significant disruptions to our information technology systems or breaches of information security could adversely affect our business. We are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of business, we collect, store and transmit large amounts of confidential information (including trade secrets or other intellectual property, proprietary business information and personal information) and it is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We could be susceptible to third-party attacks on our information technology systems, which attacks are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives and expertise, including state and quasi-state actors, criminal groups, “hackers” and others. Maintaining the security, confidentiality and integrity of this confidential information (including trade secrets or other intellectual property, proprietary, business information and personal information) is important to our competitive business position. The Company maintains cyber security insurance and, as part of the renewal process, the carrier undertakes an assessment of the security system controls. Additionally, information security falls within the scope of the annual audit performed by our independent audit firm. The Audit Committee has oversight responsibilities over cybersecurity and meets at least quarterly with the Company’s IT management and an outside cybersecurity consulting firm, which performs an annual assessment of our cybersecurity controls. The Audit Committee also communicates with the Company’s independent audit firm frequently regarding their annual audit procedures. Nevertheless, there can be no assurance that we can prevent service interruptions or security breaches in our systems or the unauthorized or inadvertent wrongful use or disclosure of confidential information that could adversely affect our business operations or result in the loss, misappropriation and/or unauthorized access, use or disclosure of, or the prevention of access to, confidential information. A breach of our security measures or the accidental loss, inadvertent disclosure, unapproved dissemination, misappropriation or misuse of trade secrets, proprietary information, or other confidential information, whether as a result of theft, hacking, fraud, trickery or other forms of deception, or for any other cause, could enable others to produce competing products, use our proprietary technology or information and/or adversely affect our business position. Further, any such interruption, security breach, or loss, misappropriation and/or unauthorized access, use or disclosure of confidential information could result in financial, legal, business and reputational harm to us and could have a material adverse effect on our business, financial condition and results of operations.

Rising insurance costs, as well as the inability to obtain certain insurance coverage for risks faced by us, could negatively impact profitability.

The design, development, manufacture and sale of our products involve an inherent risk of product liability claims and the associated adverse publicity. The cost of insurance, including product liability as well as workers compensation and general liability insurance, has risen in recent years and may increase in the future. In response, we may increase deductibles and/or decrease certain coverage to mitigate these costs. These increases and our increased risk due to increased deductibles and reduced coverage, could have a negative impact on our results of operations, financial condition and cash flows.

Additionally, certain insurance coverage may not be available to us for risks faced by us. Sometimes the coverage we obtain for certain risks may not be adequate to fully reimburse the amount of damage that we could possibly sustain. Should either of these events occur, the lack of insurance to cover our entire cost would adversely affect our results of operations and financial condition.

ITEM 2.DESCRIPTION OF PROPERTY

The Company’s 432,000 square foot Seymour, Indiana facility contains approximately 107,000 square feet of manufacturing space as well as a leased 116,000 square foot temperature/humidity-controlled storage warehouse. The Seymour facility has had satisfactory inspections conducted by the FDA and EMA and similar regulatory authorities of Japan, Taiwan, Brazil, China, Korea and Turkey. As of June 30, 2021, the facility has a production capacity of approximately 4.0 billion doses based on our current product mix and plant configuration.

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

ITEM 3.LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in Note 10 “Legal, Regulatory Matters and Contingencies” under Item 15. Exhibits and Financial Statement Schedule and is incorporated by reference herein.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company’s common stock trades on the NYSE. The following table sets forth certain information with respect to the intraday high and intraday low sales prices per share of the Company’s common stock during Fiscal 2021 and 2020, as quoted by the NYSE.

Fiscal Year Ended June 30, 2021

	High	Low

First quarter	$7.55	$4.89

Second quarter	$7.18	$5.75

Third quarter	$10.70	$5.23

Fourth quarter	$5.82	$4.12

Fiscal Year Ended June 30, 2020

	High	Low

First quarter	$15.52	$5.46

Second quarter	$13.12	$8.16

Third quarter	$10.34	$5.91

Fourth quarter	$10.01	$6.10

Holders

As of June 30, 2021, there were 1,056 holders of record of the Company’s common stock.

Dividends

The Company did not pay cash dividends in Fiscal 2021, Fiscal 2020 or Fiscal 2019. The Company intends to use available funds for working capital, to pay down outstanding debt, plant and equipment additions, various product extension ventures and merger and acquisition or other growth opportunities. The Company does not expect to pay, nor should stockholders expect to receive, cash dividends in the foreseeable future.

The following table sets forth certain information with respect to the Company’s share repurchase activity in the fourth quarter of Fiscal 2021.

ISSUER PURCHASES OF EQUITY SECURITIES

(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares (or	Dollar Value)
			Units)	of Shares (or
			Purchased as	Units) that
	(a) Total		Part of	May Yet Be
	Number of	(b) Average	Publicly	Purchased
	Shares (or	Price Paid	Announced	Under the
Period	Units)	per Share (or	Plans or	Plans or
(In thousands)	Purchased*	Unit)	Programs	Programs

April 1 to April 30, 2021	1,094	$4.37	—	$—
May 1 to May 31, 2021	2,468	4.43	—	—
June 1 to June 30, 2021	293	4.60	—	—
Total	3,855	$4.43	—	—

*    Shares were repurchased to settle employee tax withholding obligations pursuant to equity award programs.

Stock Performance Chart

The following graph compares Lannett Company’s annual percentage change in cumulative total return on common shares over the past five years, commencing July 1, 2016 and ending June 30, 2021, with the cumulative total return of companies comprising the NYSE Composite Index and the S&P Pharmaceuticals Select Industry Index. The S&P Pharmaceuticals Select Industry Index is an industry index published by S&P Dow Jones Indices, a division of S&P Global, and is comprised stocks in the S&P Total Market Index that are classified in the GICS pharmaceuticals sub-industry. This presentation assumes that $100 was invested in shares of the relevant issuers on June 30, 2016, and that dividends received were immediately invested in additional shares. The graph plots the value of the initial $100 investment at one-year intervals for the fiscal years shown. The S&P Pharmaceuticals Select Industry Index replaces the Morningstar Drug Manufacturers -Specialty & Generic Index in this analysis and going forward, as the latter data is no longer accessible. The latter index has been included with data through June 30, 2020.

ITEM 6.     [RESERVED]

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis describes significant changes in the financial condition and results of operations, as well as liquidity and capital resources of the Company. Additionally, it addresses accounting policies and estimates that management has deemed are “critical accounting policies and estimates.” This discussion and analysis is intended as a supplement to and should be read in conjunction with the Consolidated Financial Statements, the Notes to the Consolidated Financial Statements and other sections of this Form 10-K.

The following discussion contains forward-looking statements. You should refer to the “Cautionary Statement Regarding Forward-Looking Statements” set forth in Part I of this Annual Report.

We report financial information on a quarterly and fiscal year basis with the most recent being the fiscal year ended June 30, 2021. All references herein to a “fiscal year” or “Fiscal” refer to the applicable fiscal year ended June 30.

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

In light of the economic impacts of COVID-19, the Company reviewed the assets on our Consolidated Balance Sheet as of June 30, 2021, including intangible and other long-lived assets. Based on our review, the Company determined that no impairments or other write-downs specifically related to COVID-19 were necessary during the fiscal year ended June 30, 2021. Our assessment is based on information currently available and is highly reliant on various assumptions. Changes in market conditions could impact the Company’s future outlook and may lead to impairments in the future.

Based on the foregoing, the Company cannot reasonably predict the ultimate impact of COVID-19 on our future results of operations and cash flows due to the continued uncertainty around the duration and severity of the pandemic.

2020 Restructuring Plan

On July 10, 2020, the Board of Directors authorized a restructuring and cost savings plan (the “2020 Restructuring Plan”) to enhance manufacturing efficiencies, streamline operations and reduce the Company’s cost structure. The 2020 Restructuring Plan was implemented, in part, as a result of previously anticipated near-term competition and pricing pressure with respect to certain key products. The 2020 Restructuring Plan included lowering operating costs and reducing the workforce by approximately 80 positions. The 2020 Restructuring Plan was initiated on July 13, 2020 and completed as of December 31, 2020.

The Company incurred approximately $4.0 million in severance-related costs in the fiscal year ended June 30, 2021, in connection with the 2020 Restructuring Plan. The Company expects the 2020 Restructuring Plan to result in annual cost savings in excess of $15.0 million.

Climate Change

The Company believes in a more sustainable future with a reduced environmental footprint, effective use of natural resources and a multi-pronged approach to reducing our effect on the climate while maintaining our focus on providing affordable medicines to our customers and ultimately the patients who depend on them. Commitment to this belief, however, may come at increased costs to the Company including, but not limited to, capital investments, additional management and compliance costs, and reduced output, all of which may be material. Costs incurred by our suppliers and vendors to comply with their own sustainability commitments may also be passed through the supply chain resulting in higher operational costs to the Company. Climate change and the associated risks continues to evolve over time and could materially impact the Company’s results of operations and cash flows in any given year. The Company monitors such changes and strives to address these risks in a timely manner.

Results of Operations — Fiscal 2021 compared to Fiscal 2020

Net sales decreased 12% to $478.8 million for the fiscal year ended June 30, 2021. The following table identifies the Company’s net product sales by medical indication for the fiscal years ended June 30, 2021 and 2020.

(In thousands)	Fiscal Year Ended June 30,
Medical Indication	2021	2020
Analgesic	$14,684	$8,680
Anti-Psychosis	43,720	104,934
Cardiovascular	65,987	88,576
Central Nervous System	95,115	77,256
Endocrinology	27,070	—
Gastrointestinal	67,540	73,477
Infectious Disease	67,761	73,237
Migraine	25,554	44,266
Respiratory/Allergy/Cough/Cold	9,258	11,576
Urinary	5,786	4,225
Other	35,312	35,013
Contract manufacturing revenue	20,991	24,504
Total net sales	$478,778	$545,744

The decrease in net sales was driven by a decrease in the selling price of products of $90.1 million partially offset by increased volumes of $23.1 million. The decrease in the selling price of products was primarily driven by lower sales prices of Fluphenazine, which is included within the Anti-Psychosis medical indication, and Posaconazole, which is included in Infectious Disease medical indication, due to new competitors entering the market, as well as lower average selling price across the remaining medical indications. Overall volumes increased primarily due to increased volumes of Posaconazole and from new product launches, including Levothyroxine Tablets and Capsules, partially offset by lower volumes of Fluphenazine. The Company has seen increased competitive market pressure in recent years, which has resulted in overall decreases in selling prices of products and sales volume across our product portfolio. We have partially offset these competitive pressures with new product launches and will continue to seek opportunities for additional launches.

In January 2017, a provision in the Bipartisan Budget Act of 2015 required drug manufacturers to pay additional rebates to state Medicaid programs if the prices of their generic drugs rise at a rate faster than inflation. The provision negatively impacted the Company’s net sales by $18.9 million and $35.7 million in Fiscal 2021 and Fiscal 2020, respectively, which contributed to the overall decreased average selling price.

The following chart details price and volume changes by medical indication between Fiscal 2021 and Fiscal 2020:

	Sales volume	Sales price
Medical indication	change %	change %
Analgesic	73%	(4)%
Anti-Psychosis	(29)%	(29)%
Cardiovascular	(17)%	(9)%
Central Nervous System	44%	(21)%
Endocrinology	100%	—%
Gastrointestinal	—%	(8)%
Infectious Disease	16%	(23)%
Migraine	(17)%	(25)%
Respiratory/Allergy/Cough/Cold	(14)%	(6)%
Urinary	26%	11%

The Company sells its products to customers through various distribution channels. The table below presents the Company’s net sales to each distribution channel for the fiscal year ended June 30:

(In thousands)	June 30,	June 30,
Customer Distribution Channel	2021	2020
Wholesaler/Distributor	$390,356	$429,824
Retail Chain	57,120	79,606
Mail-Order Pharmacy	10,311	11,810
Contract manufacturing revenue	20,991	24,504
Total net sales	$478,778	$545,744

The overall decrease in sales was primarily driven by lower sales of Fluphenazine and Posaconazole due to new competitors entering the market partially offset by sales from new product launches. The Company has seen increased competitive market pressure in recent years, which has resulted in overall decrease in sales to the distribution channels above. We have partially offset these competitive pressures with new product launches and will continue to seek opportunities for additional launches.

Cocaine Hydrochloride Solution

In December 2017, a competitor received approval from the FDA to market and sell a Cocaine Hydrochloride topical product. In March 2018, in accordance with FDA guidance, the FDA requested the Company cease manufacturing and distributing our unapproved cocaine hydrochloride solution product as a result of an approved product on the market. The Company committed to not manufacture or distribute cocaine hydrochloride 10% solution, which was not sold during Fiscal 2019, and also ceased manufacturing its unapproved cocaine hydrochloride 4% solution on June 15, 2019 and ceased distributing the product on August 15, 2019.

The competitor filed a series of Citizen Petitions beginning in 2019, seeking to block approval of the Company’s Section 505(b)(2) NDA for its cocaine hydrochloride solution product by claiming that the grant of the New Chemical Entity (“NCE”) exclusivity issued to the competitor blocks the approval of the Company’s application for five years. Following the FDA’s rejection of the competitor’s argument and approval of the Company’s Section 505(b)(2) NDA, the competitor filed two lawsuits against the FDA (one in federal court in the District of Columbia and one in federal court in the District of Maryland) seeking a court order in two different federal courts directing the FDA to withdraw approval of the Section 505(b)(2) NDA. To date, neither court has directed the FDA to withdraw the NDA. The Company has intervened in both lawsuits and there are currently cross motions for summary judgment pending in the case filed in federal court for the District of Columbia and a motion to dismiss the complaint filed in the federal court for the District of Maryland.

Separately, on June 6, 2020, the competitor filed a patent infringement complaint, since amended, in the United States District Court for the District of Delaware, asserting that the Company’s approved cocaine hydrochloride product infringes six patents issued to the competitor. The Company filed an answer and counterclaim, alleging that the Company either does not infringe or that the six asserted patents and three additional unasserted patents are invalid. The competitor filed a motion to partially dismiss a portion of the counterclaim as to the unasserted patents. The motion to dismiss is pending a determination by the court and discovery is ongoing. The Company continues to market its approved cocaine hydrochloride product.

On August 16, 2021, the Company and the competitor reached an agreement in principle to amicably resolve all pending cases, including the cases in the federal courts in the District of Columbia, District of Maryland and District of Delaware. The parties are working to negotiate and finalize the settlement documents over the next 45 days and have filed motions in each of the courts to stay the cases pending the finalization of the settlement documents.

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

Ranitidine Oral Solution, USP

As part of an industry-wide action, the Company issued a voluntary recall on all lots within expiry of Ranitidine Syrup (Ranitidine Oral Solution, USP), 15mg/mL to the consumer level due to levels of N-Nitrosodimethylamine (“NDMA”), a probable human carcinogen, above the levels recently established by the FDA. On September 17, 2019, the FDA notified the Company about the possible presence of NDMA in its Ranitidine Oral Solution product and the Company immediately commenced testing and analysis of the active pharmaceutical ingredient (“API”) and drug product and confirmed the presence of NDMA. The Company’s net sales of Ranitidine Oral Solution in the fourth quarter of fiscal year 2019 totaled $1.9 million. On April 1, 2020, the FDA ordered all Ranitidine products (including the Company’s product) withdrawn from the U.S. market and provided guidance on the requirements for submitting additional information to the FDA in order to re-introduce the product to the market. Since initiating the voluntary recall, the Company has not been marketing its Ranitidine Oral Solution product and has no future plans to attempt to re-introduce the product at this time. The Company does not believe the recall will have a significant impact on our future expected financial position, results of operations and cash flows.

On June 1, 2020, a class action complaint was served upon the Company and approximately forty-five (45) other companies asserting claims for personal injury arising from the presence of NDMA in Ranitidine products. The complaint is consolidated in a multidistrict litigation (“MDL”) pending in the United States District Court for the Southern District of Florida. Similar complaints were filed in state court in New Mexico and state court in Maryland and served upon the Company. Subsequently, a number of similar complaints were served on the Company. The Company has filed a motion to dismiss the complaint filed in the MDL which, on December 31, 2020, was granted with leave to amend as to certain of the claims. The plaintiffs filed a First Amended complaint on February 9, 2021, to which the generic manufacturer defendants, including the Company, filed a renewed motion to dismiss all claims. On July 8, 2021, the Court issued an Order granting the motion and dismissing all claims with prejudice based on federal preemption. Separately, the New Mexico case was conditionally transferred to the MDL, but ultimately remanded back to the state court. Since the Company was not licensed to do business in New Mexico and, based upon the information received to date, did not sell Ranitidine in New Mexico, we plan to file a motion to dismiss based, among other things, federal preemption and lack of jurisdiction. Separately, the Company filed a notice to remove and transfer the Maryland case to the MDL which the plaintiff has opposed. On April 1, 2021, the case was remanded back to the state court. On August 17, 2021, Helena Hilbert & William Hilbert III, Individually and on behalf of their minor child "WH", filed a complaint in the Philadelphia Court of Common Pleas against the Company and approximately seven other defendants, alleging personal injury as a result of using the Company’s Ranitidine products. The Company intends to file a motion to dismiss all of the pending state claims, among other reasons, based on federal preemption. The Company has placed its insurance carrier on notice of the claim and the carrier has appointed counsel to defend the Company.

Cost of Sales, including amortization of intangibles. Cost of sales, including amortization of intangibles, for Fiscal 2021 increased 6% to $403.2 million from $380.5 million in the same prior-year period. The increase was attributable to an increase of $13.2 million in write-downs for excess and obsolete inventory, which primarily relates to the Company’s decision to discontinue 23 lower margin product lines, as well as additional volumes from new product launches. The Company also recorded $5.0 million in consideration to renew the Company’s distribution agreement with Recro Gainesville, LLC (“Recro”) during the second quarter of Fiscal Year 2021.

Gross Profit. Gross profit for Fiscal 2021 decreased 54% to $75.6 million or 16% of total net sales. In comparison, gross profit for Fiscal 2020 was $165.2 million or 30% of total net sales. The decrease in gross profit percentage was primarily attributable to lower volumes of Fluphenazine, which had higher than average gross profit margins, as well as overall lower average selling prices of our products. The Company also recorded an increase in the write-downs for excess and obsolete inventory as well as consideration to renew the distribution agreement with Recro in the second quarter of Fiscal 2021.

Research and Development Expenses. Research and development expenses decreased 19% to $24.2 million in Fiscal 2021 from $30.0 million in Fiscal 2020. The decrease was primarily due to lower R&D expenses as a result of timing of certain milestones related to product development projects as well as employee headcount reductions related to the 2020 Restructuring Plan.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 14% to $68.1 million in Fiscal 2021 compared with $79.5 million in Fiscal 2020. The decrease was primarily driven by a lower branded prescription drug fee, lower incentive-based compensation, lower expenses at the Company’s Cody Labs subsidiary and other cost reduction initiatives.

Asset impairment charges. In Fiscal 2021, the Company recorded various asset impairment charges totaling $216.6 million. The Company reviewed its product portfolio during Fiscal 2021 and decided to discontinue 23 lower gross margin product lines, including product lines that were acquired through various past business and product acquisitions. As a result of the discontinuance and the reduction in net sales and gross margin of certain other product lines, the Company recorded an impairment charge of $193.0 million related to the KUPI product rights intangible assets. The impairment charge is primarily a result of the decline in net sales and gross margin of certain product lines acquired in connection with the KUPI acquisition, including those product lines being discontinued. In addition, the Company recorded a $17.0 million impairment charge to its intangible asset for a distribution and supply agreement with Cediprof, Inc., which is included within the other product rights category of definite-lived intangible assets, as a result of increased competition and lower projected cash flows for the Levothyroxine product. The Company also recorded a $5.0 million impairment charge to its KUPI in-process research and development intangible asset due to delays in the expected launch of a product within the portfolio, which results in reduced projected cash flows. See Note 8 “Goodwill and Intangible Assets” for more information.

Other Loss. Interest expense for the year ended June 30, 2021 totaled $53.8 million compared to $66.8 million for the year ended June 30, 2020. The decrease was due to a lower average debt balance in Fiscal 2021 as compared to the prior-year as well as a lower weighted-average interest rate due to the full repayment of the outstanding Term Loan A in November 2020. The weighted average interest rate for Fiscal 2021 and 2020 was 8.0% and 8.8%, respectively. The Company also recorded a $10.3 million loss on extinguishment of debt related to the payoff of the Term Loan B Facility during Fiscal 2021.

Income Tax. The Company recorded income tax expense in Fiscal 2021 of $60.6 million compared to income tax benefit of $15.3 million in Fiscal 2020. The effective tax rate for Fiscal 2021 was (20.0)%, compared to 31.4% for Fiscal 2020. The income tax expense recorded in Fiscal 2021 was primarily driven by the full valuation allowance recorded against the Company’s deferred tax assets. See Note 17 “Income Taxes” for more information.

Net Loss. For the year ended June 30, 2021, the Company reported net loss of $363.5 million, or $(9.23) per diluted share. Comparatively, net loss in the corresponding prior-year period was $33.4 million, or $(0.86) per diluted share.

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

Asset impairment charges. In Fiscal 2020, the Company recorded various asset impairment charges totaling $34.4 million. During Fiscal 2020, the Company performed an impairment analysis of its AB-rated Methylphenidate Hydrochloride product, which is distributed under a license agreement with Andor, due to significant declines in the projected profitability of the distribution arrangement. As a result of the analysis, the Company recorded a $14.0 million impairment charge. The Company also performed an annual impairment analysis of our indefinite-lived intangible assets. As a result, the Company recorded a $9.0 million and an $8.0 million impairment charge to its KUPI IPR&D and Silarx IPR&D assets, respectively, due to the abandonment of several pipeline products within both portfolios. The Company recorded a ROU lease asset totaling $1.2 million related to an existing lease at Cody Labs upon adoption of ASU No. 2016-02 and subsequently recorded a full impairment of the asset as a result of the decision to cease operations at Cody Labs.

Other Income (Loss). Interest expense for the year ended June 30, 2020 totaled $66.8 million compared to $84.6 million for the year ended June 30, 2019. The decrease was due to a lower average debt balance in Fiscal 2020 as compared to the prior-year period as well as a lower weighted-average interest rate due to the partial repayment of the outstanding Term Loan A balance with proceeds from the issuance of the 4.50% Convertible Senior Notes. The weighted average interest rate for Fiscal 2020 and 2019 was 8.8% and 9.7%, respectively. Investment income totaled $1.6 million in Fiscal 2020 compared with $3.2 million in Fiscal 2019.

Income Tax. The Company recorded income tax benefit in Fiscal 2020 of $15.3 million compared to income tax benefit of $74.1 million in Fiscal 2019. The effective tax rate for Fiscal 2020 was 31.4%, compared to 21.4% for Fiscal 2019. The effective tax rate for the period ended June 30, 2020 was higher compared to the same prior-year period primarily due to the impact of the CARES Act which allowed the Company to carryback its 2020 taxable loss into its Fiscal 2015 tax year, where the statutory tax rate was 35%. The increase was slightly offset by excess tax shortfalls related to stock compensation as well as a non-deductible branded prescription drug fee.

Net Income (Loss). For the year ended June 30, 2020, the Company reported net loss of $33.4 million, or $(0.86) per diluted share. Comparatively, net loss in the corresponding prior-year period was $272.1 million, or $(7.20) per diluted share.

Liquidity and Capital Resources

Cash Flow

The Company finances its operations with cash flow generated from operations and has $45.0 million available to draw upon under the Amended ABL Credit Facility, which is discussed further below. At June 30, 2021, working capital was $263.1 million as compared to $228.3 million at June 30, 2020, an increase of $34.8 million. Current product portfolio sales as well as sales related to future product approvals are anticipated to continue to generate positive cash flow from operations.

Net cash provided by operating activities of $60.9 million for the fiscal year ended June 30, 2021 reflected net loss of $363.5 million, adjustments for non-cash items of $441.0 million, as well as cash used in operating assets and liabilities of $16.6 million. In comparison, net cash from operating activities of $116.0 million for the fiscal year ended June 30, 2020 reflected net loss of $33.4 million, adjustments for non-cash items of $110.7 million, as well as cash provided by changes in operating assets and liabilities of $38.7 million.

Significant changes in operating assets and liabilities from June 30, 2020 to June 30, 2021 are comprised of:

●	A decrease in accounts receivable of $26.9 million mainly due to the overall decrease in sales, as well as the timing of sales and cash receipts. The Company’s days sales outstanding (“DSO”) at June 30, 2021, based on gross sales for the fiscal year ended June 30, 2021 and gross accounts receivable at June 30, 2021, was 77 days. The level of DSO at June 30, 2021 was comparable to the Company’s expectation that DSO will be in the 70 to 85-day range based on customer payment terms.
●	An increase in income taxes receivable totaling $20.4 million primarily due to additional estimated tax refunds related to provisions of the CARES Act and an anticipated Fiscal 2021 taxable loss, partially offset by income tax receipts of $36.8 million.
●	A decrease in rebates payable of $19.2 million primarily due to lower sales of Fluphenazine in Fiscal 2021, which had higher than average government-related rebates.
●	A decrease in royalties payable of $7.1 million primarily due to lower sales of distributed products with royalty arrangements in Fiscal 2021.

●	A decrease in accrued payroll and payroll-related costs of $5.6 million primarily related to payments made in August 2020 in connection with incentive-based compensation accrued in Fiscal Year 2020 as well as lower incentive-based compensation accrued in Fiscal Year 2021.

Significant changes in operating assets and liabilities from June 30, 2019 to June 30, 2020 are comprised of:

●	A decrease in accounts receivable of $39.1 million mainly due to the timing of sales and cash receipts, as well as adjustments to wholesale acquisition pricing to our customers. The Company’s days sales outstanding (“DSO”) at June 30, 2020, based on gross sales for the fiscal year ended June 30, 2020 and gross accounts receivable at June 30, 2020, was 61 days. The level of DSO at June 30, 2020 was significantly lower than the Company’s expectation that DSO will be in the 70 to 85-day range based on customer payment terms, due to higher gross sales in the three months ended March 31, 2020 compared to the three months ended June 30, 2020.
●	An increase in accounts payable totaling $19.0 million primarily due to the timing of vendor invoices and payments.
●	An increase in prepaid income taxes totaling $14.5 million primarily due to the carryback of the Company’s Fiscal 2020 taxable loss into the Fiscal 2015 tax year as a result of the CARES Act as well as tax payments made in Fiscal 2020.

Net cash used in investing activities of $14.8 million for the fiscal year ended June 30, 2021 was mainly the result of purchases of property, plant and equipment of $10.4 million and purchases of intangible assets of $4.5 million. Net cash used in investing activities of $40.0 million for the fiscal year ended June 30, 2020 was mainly the result of purchases of intangible assets of $28.8 million and purchases of property, plant and equipment of $18.3 million, partially offset by proceeds from the sale of property, plant and equipment of $7.4 million.

Net cash used in financing activities of $92.2 million for the fiscal year ended June 30, 2021 was primarily due to debt repayments of $437.9 million and payment of debt issuance costs of $10.1 million, partially offset by proceeds from issuance of long-term debt of $356.2 million. The financing activities during Fiscal 2021 were primarily related to the refinancing in April 2021. Net cash used in financing activities of $71.9 million for the fiscal year ended June 30, 2020 was due to debt repayments of $146.7 million, purchase of capped calls in connection with the 4.50% Convertible Senior Notes offering totaling $7.1 million, payments of debt issuance costs totaling $3.5 million, and purchases of treasury stock totaling $1.9 million, partially offset by proceeds from issuance of 4.50% Convertible Senior Notes of $86.3 million and proceeds from sale of stock pursuant to stock compensation plans of $1.0 million.

Credit Facility and Other Indebtedness

The Company has previously entered into and may enter future agreements with various financial institutions to provide additional cash to help finance the Company’s acquisitions, various capital investments and potential strategic opportunities. These borrowing arrangements as of June 30, 2021 are as follows:

7.750% Senior Secured Notes due 2026

On April 22, 2021, the Company issued $350.0 million aggregate principal amount of 7.750% senior secured notes due 2026 (the “Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”) and outside the United States to persons other than U.S. persons in reliance upon Regulation S under the Securities Act. The Notes bear interest semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2021, at a rate of 7.750% per annum in cash. The Notes will mature on April 15, 2026, unless earlier redeemed or repurchased in accordance with their terms.

Second Lien Secured Loan Facility

On April 5, 2021, the Company entered into an Exchange Agreement with certain participating lenders to exchange a portion of their existing Term B Loans for Second Lien Loans pursuant to a new $190.0 million Second Lien Secured Loan Facility (“Second Lien Facility”). On April 22, 2021, in connection with the issuance of the Notes and the entrance into the Amended ABL Credit Facility, which is discussed further below, the exchange between the Company and the participating lenders was consummated. From the Closing Date until the one-year anniversary of the Closing Date, the Second Lien Loans bear 10.0% PIK interest. Thereafter, the Second Lien notes will bear 5.0% cash interest and 5.0% PIK interest until maturity, except to the extent the Company elects to pay all or portion of the PIK interest in cash. The Second Lien Loans will mature on July 21, 2026. In connection with the Second Lien Facility, the Company issued to the Participating Lenders warrants to purchase up to 8,280,000 shares of common stock of the Company (the “Warrants”) at an exercise price of $6.88 per share. The Warrants were issued on April 22, 2021 with an eight-year term. The Participating Lenders received registration rights with respect to the shares of common stock of the Company to be received upon exercise of the Warrants. The holders of the Warrants are entitled to receive dividends or distributions of any kind made to the common stockholders to the same extent as if the holder had exercised the Warrant into common stock. The Warrants are considered participating securities under ASC 260, Earnings per share.

Amended ABL Credit Facility

On December 7, 2020, the Company entered into a credit and guaranty agreement, which provided for an asset-based revolving credit facility (the “ABL Credit Facility”) of up to $30 million, subject to borrowing base availability, and included letter of credit and swing line sub-facilities. On April 22, 2021, the Company entered into an amendment to that certain Credit and Guaranty Agreement, dated as of December 7, 2020 (such agreement as so amended, the “Amended ABL Credit Agreement”), among the Company, certain of its wholly-owned domestic subsidiaries party thereto, as borrowers or as guarantors, Wells Fargo Bank, National Association, as administrative agent and as collateral agent and the other lenders party thereto, for the purpose of, among other things, increasing the aggregate amount of the revolving credit facility from $30.0 million to $45.0 million and extending the maturity thereof to the fifth anniversary of the closing date of Notes Offering (subject to a springing maturity as set forth therein).

The Amended ABL Credit Agreement provides for a revolving credit facility (the “Amended ABL Credit Facility”) that includes letter of credit and swing line sub-facilities. Borrowing availability under the Amended ABL Credit Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of eligible accounts receivable less certain reserves and subject to certain other adjustments as set forth in the Amended ABL Credit Agreement. Availability is reduced by issuance of letters of credit as well as any borrowings. Loans outstanding under the Amended ABL Credit Agreement bear interest at a floating rate measured by reference to, at the Company’s option, either an adjusted London Inter-Bank Offered Rate (“LIBOR”) (subject to a floor of 0.75%) plus an applicable margin of 2.50% per annum, or an alternate base rate plus an applicable margin of 1.50% per annum. Unused commitments under the Amended ABL Credit Facility are subject to a fee of 0.50% per annum, which fee increases to 0.75% per annum for any quarter during which the Company’s average usage under the Amended ABL Credit Facility is less than $5.0 million.

In connection with the Second Lien Facility, the Company is required to maintain at least $5.0 million in a deposit account at all times subject to control by the Second Lien Collateral Agent, and a minimum cash balance of $15.0 million as of the last day of each month. At June 30, 2021, the Company classified the $5.0 million required deposit account balance as restricted cash, which is included in other assets caption in the Consolidated Balance Sheet.

4.50% Convertible Senior Notes due 2026

On September 27, 2019, the Company issued $86.3 million aggregate principal amount of the 4.50% Convertible Senior Notes (the “Convertible Notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The Convertible Notes are senior unsecured obligations of the Company and bear interest at an annual rate of 4.50% payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2020. The Convertible Notes will mature on October 1, 2026, unless earlier repurchased, redeemed or converted in accordance with their terms. The Convertible Notes are convertible into shares of the Company’s common stock at an initial conversion rate of 65.4022 shares per $1,000 principal amount of Convertible Notes (which is equivalent to an initial conversion price of approximately $15.29 per share), subject to adjustments upon the occurrence of certain events (but will not be adjusted for any accrued and unpaid interest). The Company may redeem all or a part of the Convertible Notes on or after October 6, 2023 at a redemption price equal to 100% of the principal amount of the Convertible Notes redeemed, plus accrued and unpaid interest, if any, up to, but excluding, the redemption date, subject to certain conditions relating to the Company’s stock price having been met. Following certain corporate events that occur prior to the maturity date or if the Company delivers a notice of redemption, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its Convertible Notes in connection with such corporate event or notice of redemption. The indenture covering the Convertible Notes contains certain other customary terms and covenants, including that upon certain events of default occurring and continuing, either the trustee or holders of at least 25% in principal amount of the outstanding Convertible Notes may declare 100% of the principal of, and accrued and unpaid interest on, all the Convertible Notes to be due and payable.

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

Contractual Obligations

The following table represents material annual contractual obligations as of June 30, 2021:

		Less than 1			More than 5
(In thousands)	Total	year	1-3 years	3-5 years	Years
Long-Term Debt (1)	$631,950	$—	$—	$350,000	$281,950
Interest on Obligations (1)	278,580	30,885	84,991	87,342	75,362
Operating Lease Obligations (2)	18,939	2,051	4,147	4,228	8,513
Asset Purchase Payment Obligations (3)	13,627	1,250	12,377	—	—
Total	$943,096	$34,186	$101,515	$441,570	$365,825
(1)	Long-term debt amounts above relate to principal amounts due for the Notes, Second Lien Facility, and the Convertible Notes. Interest on obligations primarily consists of cash interest on the Notes, Second Lien Facility and the Convertible Notes. PIK interest on the Second Lien Facility is due upon maturity and is also included in the interest on obligations line above. However, following the one-year anniversary of the closing date of the Second Lien Facility, the Company may elect to pay in cash any interest required to be paid in the form of PIK interest. Refer to Note 9 “Long-Term Debt” for additional information.
(2)	Operating lease obligations primarily relate to an eight-year lease for the Company’s headquarters in Trevose, Pennsylvania as well as a 116,000 square foot leased warehouse in Seymour, Indiana.
(3)	The asset purchase payment obligation above refers to the consideration due to Andor Pharmaceuticals, LLC for the AB-rated Methylphenidate Hydrochloride perpetual license agreement.

In the normal course of business, the Company may enter into noncancelable purchase orders for API and has various ongoing capital expenditure projects that may result in contractual obligations. Under the terms of the License and Collaboration Agreement with HEC to develop an insulin glargine product, the Company agreed to fund up to the initial $32 million of the development costs and split 50/50 any development costs in excess thereof. As of June 30, 2021, the Company has incurred approximately $4 million of development costs towards the $32 million commitment made by the Company. Under the terms of a separate License and Collaboration Agreement with HEC and affiliates to develop a biosimilar insulin aspart product, the Company agreed to fund up to the initial $32 million of the development costs, provided that if total development and other costs paid by Lannett are less than $32 million then the difference will be paid to Sunshine over the first year of commercialization. As of June 30, 2021, the Company has not yet incurred material costs towards the $32 million commitment made by the Company. Refer to Note 11 “Commitments” for additional information.

Research and Development Arrangements

In the normal course of business, the Company has entered into certain research and development and other arrangements. As part of these arrangements, the Company has agreed to certain contingent payments, which generally become due and payable only upon the achievement of certain developmental, regulatory, commercial and/or other milestones. In addition, under certain arrangements, we may be required to make royalty payments based on a percentage of future sales, or other metric, for products currently in development in the event that the Company begins to market and sell the product. Due to the inherent uncertainty related to these developmental, regulatory, commercial and/or other milestones, it is unclear if the Company will ever be required to make such payments.

Critical Accounting Policies and Estimates

The preparation of our Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States and the rules and regulations of the U.S. Securities & Exchange Commission requires the use of estimates and assumptions. A listing of the Company’s significant accounting policies is detailed in Note 2 “Summary of Significant Accounting Policies.” A subsection of these accounting policies has been identified by management as “Critical Accounting Policies and Estimates.” Critical accounting policies and estimates are those which require management to make estimates using assumptions that were uncertain at the time the estimates were made and for which the use of different assumptions, which reasonably could have been used, could have a material impact on the financial condition or results of operations.

Management has identified the following as “Critical Accounting Policies and Estimates”: Revenue Recognition, Inventories, Income Taxes, and Valuation of Long-Lived Assets, including Intangible Assets.

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

Inventories

Inventories are stated at the lower of cost or net realizable value determined by the first-in, first-out method. Inventories are regularly reviewed and write-downs for excess and obsolete inventory are recorded based primarily on current inventory levels, expiration date and estimated sales forecasts. While estimated sales forecasts are subjective in nature, the projections allow management to reasonably predict the net realizable value of current inventory based on expected demand. A decrease in the estimated sales forecasts would indicate the need to write-down excess and obsolete inventory. Management continuously monitors the market activity and assesses inventory levels.

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

Valuation of Long-Lived Assets, including Intangible Assets

The Company’s long-lived assets primarily consist of property, plant and equipment and definite-lived intangible assets.

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

If a triggering event is determined to have occurred, the first step in the impairment test is to compare the asset’s carrying value to the undiscounted cash flows expected to be generated by the asset. If the carrying value exceeds the undiscounted cash flows of the asset, then an impairment exists. An impairment loss is measured as the excess of the asset’s carrying value over its fair value, which in most cases is calculated using a discounted cash flow model. Discounted cash flow models are highly reliant on various assumptions which are considered Level 3 inputs, including estimates of future cash flows (including long-term growth rates), discount rates and the probability of achieving the estimated cash flows. Management regularly reviews estimated future cash flows for reasonableness and considers how recent activity, including a triggering event, may impact those projections. Management also compares various industry benchmarks when determining the discount rate to use in an impairment. A higher (lower) estimate of future cash flows and/or discount rate would result in a larger (smaller) impairment. assessment. The judgments made in determining the estimated fair value can materially impact our results of operations. There can be no assurances as to when, or if, future impairments may occur.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which changes the impairment model used to measure credit losses for most financial assets. We are required to recognize an allowance that reflects the Company’s current estimate of credit losses expected to be incurred over the life of the financial asset, including trade receivables. The Company adopted this guidance in the first quarter of Fiscal 2021. The adoption of ASU 2016-13 did not have a material impact on the Company’s Consolidated Financial Statements for the fiscal year ended June 30, 2021.

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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the fiscal year ended June 30, 2021, the Company paid off our outstanding, variable-rate Senior Secured Credit Facility with cash and the proceeds from new fixed-rate debt. The Company has historically invested in equity securities, U.S. government agency securities and corporate bonds, which are exposed to market and interest rate fluctuations. The market value, interest and dividends earned on these investments may vary based on fluctuations in interest rate and market conditions.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and Report of the Independent Registered Public Accounting Firm is set forth in Item 15 of this Annual Report on Form 10-K under the caption “Consolidated Financial Statements” and incorporated herein by reference.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as amended, for financial reporting as of June 30, 2021. Based on that evaluation, our chief executive officer and chief financial officer concluded that these controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as specified in SEC rules and forms and is accumulated and communicated to our management to allow timely decisions regarding required disclosures. There were no changes in these controls or procedures identified in connection with the evaluation of such controls or procedures that occurred during our last fiscal quarter, or in other factors that have materially affected, or are reasonably likely to materially affect these controls or procedures.

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

Management’s Report on Internal Control over Financial Reporting

The report of management of the Company regarding internal control over financial reporting is set forth in Item 15 of this Annual Report on Form 10-K under the caption “Consolidated Financial Statements: Management’s Report on Internal Control Over Financial Reporting” and incorporated herein by reference.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2021, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The directors and executive officers of the Company are set forth below:

	Age	Position
Directors:

Patrick G. LePore	66	Chairman of the Board

John C. Chapman	66	Director

Timothy C. Crew	60	Director

David Drabik	53	Director

Jeffrey Farber	60	Director

Melissa Rewolinski	51	Director

Paul Taveira	61	Director

Officers:

Timothy C. Crew	60	Chief Executive Officer

John Kozlowski	49	Vice President of Finance, Chief Financial Officer and Principal Accounting Officer

John M. Abt	56	Vice President and Chief Quality and Operations Officer

Maureen M. Cavanaugh	61	Senior Vice President and Chief Commercial Operations Officer

Robert Ehlinger	63	Vice President and Chief Information Officer

Samuel H. Israel	59	General Counsel and Chief Legal Officer

Patrick G. LePore was appointed as a Director of the Company in July 2017. On July 1, 2018, Mr. LePore succeeded Mr. Farber as Chairman of the Board of Directors. Mr. LePore served as chairman, Chief Executive Officer and president of PAR Pharmaceuticals, Inc., until the company’s acquisition by private equity investor TPG in 2012. He remained as chairman of the new company through the sale of the company to Endo Pharmaceuticals. Mr. LePore began his career with Hoffmann LaRoche. Later, he founded Boron LePore and Associates, a medical communications company, which he took public and was eventually sold to Cardinal Health. Mr. LePore is the Vice Chairman of the board of Matinas BioPharm. On September 10, 2020, Mr. LePore was appointed as a director of the board of VYNE Therapeutics, Inc. Mr. LePore earned his bachelor’s degree from Villanova University and Master of Business Administration from Fairleigh Dickinson University.

The Governance and Nominating Committee concluded that Mr. LePore is well qualified to serve as a Director due, in part, to his understanding and experience as a Chief Executive Officer and Director of highly regarded companies within the pharmaceutical industry. Mr. LePore is an independent director as defined by the rules of the NYSE.

John C. Chapman was appointed as a Director of the Company in July 2018. Mr. Chapman is a retired audit partner for KPMG, having specialized in providing audit services to large complex multinational pharmaceutical and consumer market companies. During his tenure at KPMG, he served for six years as a member of the firm’s board of directors and for several years as KPMG’s global chair of pharmaceuticals and chemicals. Mr. Chapman also served as global lead partner for some of KPMG’s largest clients, including Pfizer, Hoechst and PepsiCo, among others. Mr. Chapman, a certified public accountant, earned a Bachelor of Business Administration in accounting practice degree from Pace University, New York.

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

Timothy C. Crew was appointed as the Company’s Chief Executive Officer and a Director of the Company in January 2018. Mr. Crew has more than 30 years of experience in the generic and branded pharmaceutical industries. Previously, he served as Chief Executive Officer of Cipla North America, a global pharmaceutical company based in Mumbai, India. Before Cipla, he worked for eight years at Teva Pharmaceuticals Industries Ltd. (“Teva”), where he ultimately served as Senior Vice President and Commercial Operating Officer of the North American Generics division, the world’s largest generic operation with multibillion dollars of annual sales. Before that, he was Teva’s Vice President, Alliances and Business Development. Mr. Crew was also an Executive Vice President, North America, for Dr. Reddy’s Laboratories Ltd. Mr. Crew began his pharmaceutical career at Bristol-Myers Squibb, where he held a number of senior management positions in global marketing, managed healthcare, marketing, business development and strategic planning. Prior to his pharmaceutical roles, Mr. Crew served in the United States Army, where he rose to the rank of Captain. Mr. Crew earned a Bachelor of Arts degree in economics from Pomona College and a Masters of Business Administration degree from Columbia Business School.

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

Jeffrey Farber was appointed a Director of the Company in May 2006 and was appointed Chairman of the Board of Directors in July 2012. In July 2018, Patrick LePore succeeded Jeffrey Farber as the Chairman of the Board. Jeffrey Farber joined the Company in August 2003 as Secretary. Since 1994, Mr. Farber has been President and the owner of Auburn Pharmaceutical (“Auburn”), a national generic pharmaceutical distributor. Prior to starting Auburn, Mr. Farber served in various positions at Major Pharmaceutical (“Major”), where he was employed for over 15 years. At Major, Mr. Farber was involved in sales, purchasing and eventually served as President of the Midwest division. Mr. Farber also spent time working at Major’s manufacturing division, Vitarine Pharmaceuticals, where he served on its Board of Directors. Mr. Farber graduated from Western Michigan University with a Bachelor of Science Degree in Business Administration and participated in the Pharmacy Management Graduate Program at Long Island University.

The Governance and Nominating Committee concluded that Mr. Farber is qualified to serve, due, in part, to his significant experience in the generic drug industry and his ongoing role as the owner of a highly regarded and successful generic drug distributor. His skills include a thorough knowledge of the generic drug marketplace and drug supply chain management.

Melissa Rewolinski was appointed as a Director of the Company in July 2019. Dr. Rewonliski is a National Association of Corporate Governance Fellow. Dr. Rewolinski currently serves as principal of MVR Consulting, where she specializes in providing counsel to small and mid-size biotechnology and pharmaceutical companies. Earlier she held a number of senior level R&D positions for Intercept, rising to Senior Vice President, Head of Technical Operations, and member of the Executive Team. Previously, she served as Senior Director, Development for Amira Pharmaceuticals, and before that as a Chemical Development Group Leader and a Pharmaceutical Sciences Project Team Leader for Pfizer Global R&D. Dr. Rewolinski began her career at Pharmacia & Upjohn as a post-doctoral research scientist. Dr. Rewolinski earned a Doctorate degree in Organic Chemistry and Bachelor of Science degree in Chemistry, magna cum laude, from Rice University.

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

Maureen M. Cavanaugh joined the Company in May 2018 as Senior Vice President and Chief Commercial Operations Officer. Prior to joining the Company, Ms. Cavanaugh spent the past 11 years at Teva, most recently as Senior Vice President, Chief Commercial Officer, North American Generics. Earlier at Teva, Ms. Cavanaugh served as Senior Vice President and General Manager, U.S. Generics and before that held a variety of positions in sales, marketing and customer operations. Ms. Cavanaugh also previously served as Senior Director of Marketing at PAR Pharmaceuticals, as Director, Product Management and Marketing Research at Sandoz Inc., and held a number of finance, sales and marketing operations positions at Bristol Myers-Squibb. Ms. Cavanaugh earned a Bachelor of Science in Business Administration degree from LaSalle University and a Masters of Business Administration degree from Rider University.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act (“Section 16”) requires the Company’s directors, executive officers and persons who own more than ten percent of the common stock of the Company, to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of common stock of the Company. Based solely on review of these reports, or written representations from these persons that no other reports were required to be filed with the SEC, the Company believes that all reports for the Company’s directors, executive officers and ten percent shareholders that were required to be filed under Section 16 during the fiscal year ended June 30, 2021 were timely filed, except for one Form 4 for Melissa Rewolinski reporting a single sale of 14,150 shares. The transaction was subsequently reported on a Form 4.

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

Financial Expert on Audit Committee: The Board has determined that John Chapman, a current Director and Chairman of the Audit Committee, is the Audit Committee financial expert as defined in section 3(a)(58) of the Exchange Act and the related rules of the Commission for the year ended June 30, 2021.

Information Security Experience on Audit Committee: The Audit Committee is responsible for overseeing management’s controls over information security. The Audit Committee meets at least quarterly with the Company’s IT management and an outside cybersecurity consulting firm, which performs an annual assessment of our cybersecurity controls, as well as the Company’s independent auditors regarding their annual audit procedures, which include information security. John Chapman has information security experience. Pursuant to the Audit Committee charter, the Audit Committee is briefed periodically on the status of the Company’s systems and processes to ensure that the Company’s electronic information is not compromised. There have not been any breaches of Company information systems in the last three years and the Company, which maintains a cyber security insurance policy, has not paid any expenses or penalties related to any information breaches.

Environmental, Social and Governance Committee

In April 2021, the Board formed an Environmental, Social and Governance (“ESG”) Committee to provide oversight of the Company’s ESG activities and evaluation of risks that may arise from these activities. The members of the ESG Committee are Timothy Crew, John Chapman, David Drabik, Melissa Rewolinski, and Paul Taveira. Timothy Crew currently serves as the Chairman of the ESG Committee.

Corporate Governance

Other information required in this Item 10 was included in the 2021 Proxy Statement, which was filed with the SEC on December 7, 2020. The sections incorporated by reference in this Item 10 include: “The Role of the Board and Risk Oversight,” “Board Leadership Structure,” “Communicating with the Board of Directors,” “Board Committees,” and “Executive Sessions of Independent Directors.”

ITEM 11.EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis (“CD&A”) describes our Fiscal 2021 Executive Compensation Program. It provides an overview of the compensation program for the following Named Executive Officers (“NEOs”) and how the Compensation Committee of the Board of Directors (“the Committee”) made its decisions for our 2021 Fiscal Year.

NEO	Title/Role
Timothy C. Crew	Chief Executive Officer (“CEO”)
John Kozlowski	Vice President of Finance, Chief Financial Officer and Principal Accounting Officer
Maureen Cavanaugh	Senior Vice President and Chief Commercial Operations Officer
Samuel H. Israel	Chief Legal Officer and General Counsel
John Abt	Vice President and Chief Quality and Operations Officer

Say on Pay Results in 2021

At our annual stockholders meeting in January 2021, our stockholders approved the “say-on-pay” proposal, with approximately 80% of votes cast in support of our executive compensation program.

Although this vote is non-binding, its outcome, along with stockholder feedback and the competitive business environment, plays an important role in how the Committee makes decisions about the program’s structure. To this end, the Committee periodically conducts reviews of the Executive Compensation Program, monitors industry practices and seeks feedback from some of our largest investors. Based in part on this feedback, the Committee introduced performance shares tied to the Company’s three-year total stockholder returns (“TSR”) relative to companies in the S&P Pharmaceuticals Select Industry Index as part of the long-term incentive program for NEOs in Fiscal 2018 and has increased its weighting over time from 25% initially to 35% of the target award opportunity in Fiscal 2021. For equity grants to NEOs in Fiscal 2022, the weighting on performance shares increased to 50% of total award opportunities, with half tied to three-year relative TSR and half to strategic portfolio goals over the three-year measurement period. The Committee also added a provision for the relative TSR component capping performance share award funding at target if we outperform comparator companies and our absolute TSR is negative. The Fiscal 2022 Annual Bonus Plan for NEOs will include a component tied to the internal development and external assessment of a report outlining the Company’s Environmental, Social and Governance (“ESG”) strategy and practices. Our executive compensation program for NEOs continues to place a significant emphasis on performance-based variable pay tied to key strategic objectives. We also maintain stock ownership requirements for executive officers and non-employee directors, and in Fiscal 2021 our Board of Directors approved an expanded compensation recovery or “clawback” provision amending all executive officer employment contracts in the event of the need for a restatement of financial statement arising from fraud or misconduct. We believe these actions demonstrate our responsiveness to stockholder feedback and our ongoing commitment to aligning executive pay with performance and long-term value creation.

The following pages of this CD&A highlight performance results since Fiscal 2018 that have had a direct impact on the compensation paid to our NEOs over the same period of time. It looks specifically at the performance measures used in the short- and long-term incentive awards under the Executive Compensation Program that the Committee believes drive stockholder value. It also describes recently approved changes for Fiscal 2022 to further align our Executive Compensation Program with our objectives and best competitive practice.

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

Executive Summary

Business Highlights

Fiscal 2021 was a year of significant challenges as well as strategic accomplishments that we believe will position the Company for future growth and value creation. Our financial results were adversely impacted by the ongoing impact of the COVID-19 pandemic, pricing pressures within the generic pharmaceuticals industry, and organizational and portfolio restructuring actions. Despite these challenges, we continued to seamlessly maintain and enhance our operations, safeguard our employees, and provide safe, high quality medications to customers and patients. We continued to successfully execute on our strategy of enhancing our core business, launching new products, building our R&D pipeline, expanding strategic alliances, and reducing costs. We launched a total of 12 new products during Fiscal 2021, most of which have limited or moderate competitors. We also removed 23 lower margin products from our portfolio which, combined with the above-referenced macroeconomic challenges, adversely impacted near-term net sales but is expected to improve longer-term profitability. While we did not achieve budgeted revenue and profitability goals for Fiscal 2021, we continued to operate profitably, based on adjusted Operating Income, which excludes impairments, amortization, restructuring and non-cash interest expenses, and certain other non-recurring items, during a very challenging operating environment. During Fiscal 2021, we continued to diligently pay down our term loan debt by approximately $80 million and in April 2021, we completed a refinancing transaction that significantly extended the maturity of our debt and enhanced our capital structure. The refinance significantly improves our near-term free cash flow through a reduction in cash interest and loan amortization, providing us with increased flexibility to invest in additional growth opportunities. During the first quarter of Fiscal 2021, we fully implemented a new restructuring and cost savings plan with expected annual savings of more than $15 million to help address ongoing competitive pricing pressure within the generic pharmaceuticals sector. These activities significantly strengthened our financial flexibility and ability to make ongoing investments in our business and product pipeline. We continue to execute on a number of key strategic initiatives as discussed below. We believe these actions will better position the Company for long-term profitable growth and stockholder value creation.

In addition, we continued to make important advances in product development and mix and in our regulatory approval process, allowing us to efficiently and safely place our products that span a variety of categories on the market. We launched a total of 48 new products over the past three fiscal years, including 12 in Fiscal 2021, with additional launches planned in Fiscal 2022 and beyond. As of June 30, 2021, we had over 100 products available to the market. We also continue to capitalize on our strategic partnerships, both domestically and internationally. Since January 2018, we acquired or in-licensed over 75 Abbreviated New Drug Application (ANDA) products and entered into several new strategic alliance agreements which diversified and enhanced our revenue streams. In Fiscal 2020 and 2021, we entered into commercialization agreements with several leading pharmaceutical companies that have the potential to significantly increase our future annual revenues. Included among these is a revised and expanded agreement with our strategic alliance partner, HEC Group, for an insulin-based product with significant market potential to treat type 1 and type 2 diabetes, which impacts approximately 34 million Americans, as well as a fast-acting, biosimilar insulin aspart product candidate with significant market potential. We also entered into agreements with Respirent for inhalation products. We continue to make progress advancing these and other product candidates towards commercial launches over the next several years.

As noted above, our financial performance in Fiscal 2021 was adversely impacted by the COVID-19 pandemic and ongoing competitive pressures within the generic pharmaceutical industry. Despite these challenges, our executive leadership and other employees made significant progress in executing our strategic plan and positioning the Company for future growth. The impact of these events and developments are reflected in our compensation decisions for Fiscal 2021, consistent with our pay for performance philosophy. In response to the COVID-19 pandemic, salary increases for NEOs were delayed until January 2021, except for Mr. Kozlowski, whose market adjustment was effective in July 2020 as his salary remained well below 50th percentile market values. Short-term incentive (annual bonus) payouts to NEOs for Fiscal 2021 were well below target, with no awards earned for components tied to corporate financial goals (representing 70% of total target award opportunities) due to below-threshold performance results, and awards tied to individual performance and strategic objectives earned at or above target levels. Based on overall performance results, short-term incentive payouts for NEOs for Fiscal 2021 were earned at levels ranging from 30% to 40% of total target award opportunities (averaging 34% of target), well-below payouts earned for Fiscal 2020. Additionally, performance shares tied to 3-year relative TSR cycles ending in September 2020 and July 2021 were forfeited since our TSR results relative to comparator companies in the S&P Pharmaceuticals Select Industry Index were below the threshold level. We believe these actions demonstrate our commitment to aligning executive pay with performance. In July 2021, our NEOs received target long-term incentive grants based on a target value mix of 30% for restricted stock, 20% for cash awards tied to changes in our absolute stock price over the three-year period ending June 30, 2024, and 50% for performance shares, with half tied to our relative TSR vs. companies in the S&P Pharmaceuticals Select Index for the three-year performance cycle running from July 1, 2021 through June 30, 2024 and half to various strategic portfolio goals over the three-year measurement period ending June 30, 2024. Many outstanding stock options held by our NEOs are currently “underwater” and the value of many other outstanding equity awards are below grant date target values. Based on our interim relative TSR results through June 30, 2021, performance shares granted in Fiscal 2020 and 2021 are tracking below threshold levels which, if sustained over the applicable three-year performance periods, would result in no awards being earned by NEOs.

Key financial performance highlights, as reported in accordance with GAAP requirements, are shown below. GAAP-based results for Fiscal 2021 reflect asset impairments and certain other non-cash and/or non-recurring expenses that are excluded from adjusted profitability metrics. Year over year declines vs. Fiscal 2020 results reflect continued challenging market conditions within the generic pharmaceuticals industry as well as within the broader market due to the ongoing pandemic, and for comparisons vs. Fiscal 2018 and 2019 results, the non-renewal of the former distribution agreement with Jerome Stevens Pharmaceuticals (JSP), which expired in March 2019 and had significantly contributed to our prior net sales and profitability. See the section of our Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional details and discussion of Company performance.

† Peer Group average pertains to the Fiscal 2021 peer group.

Comparison of Disclosed Versus Realizable CEO Pay for Mr. Crew (Based on Summary Compensation Table)

Compared with values reported in the Summary Compensation Table for Mr. Crew, current realizable values are 40% lower for Fiscal 2020 and 54% lower for Fiscal 2021. Mr. Crew’s reported compensation for Fiscal 2020 includes actual base salary plus STI earned plus the full value of a retention incentive earned in December 2019 plus equity awards granted in Fiscal 2020 (with stock options and restricted stock based on Fiscal 2019 performance). Fiscal 2021 reported compensation includes actual base salary plus STI earned plus grant date accounting values for target equity grants for Fiscal 2021. Realizable pay reflects current intrinsic values for equity grants based on our stock price as of June 30, 2021, with assumed performance share award funding at 0% of target for the Fiscal 2020 and 2021 grants based on interim relative TSR results from date of grant through June 30, 2021.

Disclosed vs. Realizable CEO Pay
$5,000,000
$4,500,000
$4,000,000
$3,500,000
$3,000,000
$2,500,000
$2,000,000
$1,500,000
$1,000,000
$500,000
$-
$4,576,313
-40%
$2,735,612
$4,263,888
-54%
$1,981,463
2020 Disclosed
2020 Realizable
2021 Disclosed
2021 Realizable
Salary
STI Cash
Performance Shares
Restricted Stock
Stock Options
All Other Compensation

Fiscal 2021 Executive Compensation Program Changes

As our Company grows, the Committee is committed to the evolution and improvement of our Executive Compensation Program to ensure alignment with our business strategy and stockholder interests, as well as best competitive practices. The Committee made the following adjustments to the program’s core compensation elements for 2021:

What’s Changed	How It’s Changed	Explanation
Short-Term Incentives (“Annual Bonus”)

•     Added cash flow from operations as a percentage of Adjusted EBITDA to the strategic objectives component.

•     Increased award funding for threshold performance from 25% to 50% of target award opportunities.

No changes were made to the overall performance mix or target award opportunities expressed as percentages of base salary. The cash flow metric was added to reinforce strategic priorities associated with further enhancing our financial flexibility. Threshold award funding was increased to align more closely with peer group and broader market practice and recognize use of challenging performance goals.

Long-Term Incentives

•     Changed target value mix from an equal weighting for all vehicles to 35% performance shares tied to 3-year relative TSR, 20% stock options, and 45% service-based restricted stock

•     Revised full vesting time period from four years to three years for all award vehicles.

Emphasis on stock options was reduced to help manage overall equity plan share usage, and emphasis on restricted stock was increased to enhance retention during a time of heightened uncertainty, with the majority of total award opportunities continuing to be tied to performance and/or stock price appreciation. The time frame for full vesting for all awards was set at three years to align more closely with peer group and broader market practice.

Our Commitment to Sound Corporate Governance

In order to align our executive compensation program with long-term stockholder interests, we have adopted a variety of sound corporate governance practices, as illustrated in the following table:

What We Do	What We Don’t Do
• Emphasize variable incentives to align pay with performance	• Provide multi-year pay guarantees within employment agreements
• Tie incentive compensation to multiple performance metrics that reinforce key business objectives	• Allow stock option repricing without stockholder approval
• Place primary emphasis on equity compensation to align executive and stockholder interests	• Permit stock hedging or pledging activities
• Use stock ownership guidelines for executive officers and non-employee directors	• Provide uncapped short-term incentive and performance share awards
• Maintain a clawback policy allowing for the recoupment of excess compensation in the event of a material financial restatement and fraud or misconduct	• Pay tax gross-ups on any awards
• Engage an independent compensation consultant to advise the Compensation Committee	• Provide excessive executive perquisites

Executive Officer Stock Ownership Guidelines

To further encourage alignment with stockholder interests, the Board has established stock ownership and retention requirements for executive officers. Within five years of first being subject to guidelines in their current role, each executive officer is required to achieve and maintain ownership levels, based on a multiple of base salary, as noted in the following table.

Position	Base Salary Multiple Ownership Requirement
CEO	3.0X (300%) annual base salary
All Other Executive Officers	1.5X (150%) annual base salary

Until guidelines are met, executive officers must retain 50% of net after-tax shares received from equity grants, including net after-tax shares received from stock option exercise or vesting of restricted stock and performance shares, until they are in compliance. If guidelines are not met within the five-year compliance period, the holding requirement increases to 100% of net after-tax shares from equity grants until achieved. Shares owned outright by executive officers or their spouse, as well as shares held in retirement plans and unvested time-based restricted stock count towards ownership requirements. Unearned performance shares and outstanding stock options do not count towards ownership. Non-employee directors are also subject to stock ownership and holding requirements, as described in the “Compensation of Directors” section of this 10-K.

Overview of the Executive Compensation Program

Our Philosophy

A fundamental objective of our Executive Compensation Program is to focus our executives on creating long-term stockholder value — all aspects of our program are rooted in this goal and designed around the following guiding principles:

●	Pay for performance: A significant portion of compensation should be variable and directly linked to corporate and individual performance goals and results.
●	Competitiveness: Compensation should be sufficiently competitive to attract, motivate and retain an executive team fully capable of driving exceptional performance.
●	Alignment: The interests of executives should be aligned with those of our stockholders through equity-based compensation and performance measures that help to drive stockholder value over the long term.

To support these guiding principles, our program includes the following compensation elements:

Pay Element	Form	Purpose
Base Salary	Cash (Fixed)	Provides a competitive level of compensation that reflects position responsibilities, strategic importance of the position and individual experience.
Short-Term Incentives (Annual Bonus)	Cash (Variable)

Provides a cash-based award that recognizes the achievement of corporate goals in support of the annual business plan, as well as specific, qualitative and quantitative individual goals for the most recently completed fiscal year.

Long-Term Incentives	Equity and Cash (Variable)	Provides incentives for management to execute on financial and strategic goals that drive long-term stockholder value creation and support the Company’s retention strategy.

Target Compensation Mix

The charts below show that most of our NEO’s target compensation for Fiscal 2021 is variable (82% for our CEO and an average of 69% for our other current NEOs). Variable pay includes the target value of short-term cash incentives (“STI”), performance shares, stock options, and restricted stock.

Based upon Fiscal 2021 compensation as reported in the Summary Compensation Table on page 86 of this 10-K, variable pay represents approximately 82% of total pay for our CEO and 70% of average total pay for our other current NEOs. This mix reflects below-target short-term incentives earned at an average of 34% of target award levels in Fiscal 2021 under the Annual Bonus Plan (shown as STI), the grant date accounting fair value of target performance share, stock option, and restricted stock grants in Fiscal 2021, and additional restricted stock grants of 5,000 shares for Mr. Kozlowski and 10,000 shares for Mr. Abt to further recognize contributions and additional responsibilities assumed during Fiscal 2021.

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

●	The Role of the CEO. The CEO does not play any role in the Committee’s determination of his own compensation. However, he presents the Committee with recommendations for each element of compensation including base salaries and short- and long-term incentive awards for the other NEOs, as well as non-executive employees who are eligible for equity grants. The CEO bases these recommendations upon his assessment of each individual’s performance, as well as market practice. The Committee has full discretion to modify the recommendations of the CEO in the course of its approvals.
●	The Role of the Independent Consultant. The Committee consults, as needed, with an outside compensation consulting firm. As it makes decisions about executive compensation, the Committee reviews data and advice from its consultant about current compensation practices and trends among publicly traded companies in general and comparable generic pharmaceutical companies in particular. The Committee also periodically reviews recommendations from its outside consultant and makes recommendations to the Board about the compensation for non-employee directors.

In Fiscal 2020, Pearl Meyer was retained by the Committee, as its independent consultant, to review the competitiveness of the Executive Compensation Program. Pearl Meyer provided the Committee with compensation data with respect to similarly sized biopharmaceutical and life sciences companies and consulted with the Committee about a variety of issues related to competitive compensation practices and incentive plan designs. Pearl Meyer was also retained by the Committee in Fiscal 2021 to review the competitiveness of the Executive Compensation Program and to provide ongoing advice relating to the Executive Compensation Program. The Committee assessed the independence of Pearl Meyer pursuant to the SEC rules and concluded that no conflict of interest exists that would prevent Pearl Meyer from independently advising the Committee.

Peer Group & Benchmarking

The Committee evaluates industry-specific and general market compensation practices and trends to ensure the Executive Compensation Program is appropriately competitive. When making decisions about the program for Fiscal 2020, the Committee considered publicly available data, as well as a market study conducted by Pearl Meyer in May 2020. The Pearl Meyer study developed market values using a blend of peer group proxy pay data for the companies shown below as well as published survey data for the broader life sciences industry. Using this information, the Committee compared our program to the compensation practices of other companies which the Committee believes are comparable to the Company in terms of size, scope and business complexity (the “peer group”). As shown below, the Company ranked in the upper half of the peer group in terms of employee headcount, at the 50th percentile for net sales, and between the 25th and 50th percentiles for enterprise value.

		Enterprise	Fiscal Year	Fiscal
	Fiscal Year	Value	End Operating	Year End	Cumulative	Cumulative	Cumulative
	End # of	6/30/2021	Income	Sales	1 YR TSR	3 YR TSR	5 YR TSR
Company Name	Employees	($mm)	($mm)	($mm)	6/30/2021	6/30/2021	6/30/2021
Acorda Therapeutics, Inc.	168	$181	$(87)	$153	-89.6%	(96.0)%	(97.6)%
Amneal Pharmaceuticals, Inc.	6,000	$3,319	$146	$1,993	-28.6%	—%	—%
Amphastar Pharmaceuticals, Inc.	1,980	$955	$16	$350	-4.5%	12.9%	14.7%
ANI Pharmaceuticals, Inc.	369	$588	$(5)	$208	-57.4%	(25.1)%	(43.5)%
Assertio Therapeutics, Inc.	27	$96	$(43)	$108	-88.7%	(96.4)%	(98.2)%
Catalent, Inc.	13,900	$20,951	$410	$3,094	99.4%	208.0%	268.6%
Momenta Pharmaceuticals, Inc.	118	$ N/A	$(312)	$24	—%	—%	—%
Prestige Consumer Healthcare Inc.	505	$4,093	$297	$943	64.5%	(1.3)%	12.7%
Supernus Pharmaceuticals, Inc.	563	$1,247	$188	$520	(7.0)%	(28.6)%	81.3%
United Therapeutics Corporation	950	$5,672	$591	$1,483	129.8%	38.3%	3.1%
Lannett Company, Inc.	812	$730	$(237)	$479	-22.9%	(77.1)%	(92.1)%
Percentile Rank	60%	33%	10%	50%	44%	25%	25%

Subsequent to the 2020 study, former peer Momenta Pharmaceuticals was acquired. For purposes of a subsequent market pay analysis conducted by Pearl Meyer in May 2021, the Committee approved a revised peer group excluding Momenta Pharmaceuticals (acquired) and Catalent (size outlier) and including the 8 remaining companies from the 2020 peer group as shown above as well as Coherus BioSciences, Inc.. The revised peer group aligns with us in terms of company size and industry focus.

The Committee uses external market data as a reference point to ensure the Company’s executive compensation program is sufficiently competitive to attract, retain, and motivate highly experienced and talented NEOs. The Committee generally seeks to position target total direct compensation for NEOs at or near 50th percentile market values for comparable positions but does not utilize a purely formulaic benchmarking approach. Based on the May 2020 Pearl Meyer study, target total direct compensation, including the sum of base salary plus target short-term and long-term incentives, was within the competitive range (defined as +/- 15%) of 50th percentile market values for all NEOs other than Mr. Abt, who was slightly above the range, and equal to 95% of the 50th percentile in the aggregate. Actual total direct compensation, which included Fiscal 2020 short-term incentives earned between threshold and target, the annualized value of one-time retention bonuses paid in Fiscal 2020, and grant date values for Fiscal 2020 equity grants, was within or above a competitive range of 50th percentile market values for all NEOs other than Mr. Kozlowski, who was below the range, and equal to 104% of the 50th percentile in the aggregate. As previously noted, when evaluating our executive compensation program, the Committee considers a variety of other factors in addition to external market data, such as Company and individual performance, and each NEO’s qualifications, skill sets, and past and expected future contributions towards our success.

2021 Executive Compensation Program Decisions

Base Salary

We attribute much of our success to our highly experienced executive management team, and the strength of their leadership has been clearly demonstrated by our exceptional long-term performance results and strategic accomplishments. In order to remain competitive among our industry peers, the Committee believes it should set compensation at market-competitive levels that reflect the executive’s experience, role and responsibilities. Based on Pearl Meyer’s 2020 study, current salaries were below 50th percentile market values for four of our five NEOs and within a competitive range (+/- 10%) of the 50th percentile for all incumbents other than Mr. Kozlowski, who was below the range. The Committee approved merit increases equal to 6.5% of base salary for Mr. Kozlowski and 3% base salary for all of our other current NEOs for Fiscal 2021. Due to the impact of the COVID-19 pandemic, the effective date of salary increases was delayed, for all incumbents other than Mr. Kozlowski, to January 2021, with no retroactive adjustments provided. The following table summarizes annualized salaries for Fiscal 2020 and 2021 for our NEOs. Annualized salaries differ from actual values received as reported in the Summary Compensation Table due to the timing of effective dates.

NEO	2020 Base Salary	2021 Base Salary	% Change
Timothy C. Crew	$750,000	$772,500	3%
John Kozlowski	$385,000	$410,000	6.5%
Maureen Cavanaugh	$438,000	$451,140	3%
Samuel H. Israel	$412,000	$424,360	3%
John Abt	$354,500	$365,135	3%

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

	Annual Bonus Opportunity As a % of Salary
	Threshold	Target	Superior
NEO	(50% of Target)	(100% of Target)	(200% of Target)
Timothy C. Crew	50%	100%	200%
All Other NEOs	30%	60%	120%

Expressed as percentages of salary, Fiscal 2021 target and maximum award opportunities were the same as those established in Fiscal 2020 for all NEOs, while threshold award funding was increased to 50% of target (vs. 25% of target in Fiscal 2020).

The overall annual bonus plan for Fiscal 2021 was comprised of two components:

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

Fiscal 2021 performance metrics and weightings for corporate financial and operational goals were identical to those established in Fiscal 2020.

Adjusted Operating Income and Adjusted EPS are defined as GAAP Operating Income and diluted EPS, respectively, excluding bonus and stock-based compensation expense, as further adjusted for certain non-recurring items.

●	Strategic / Individual Objectives: 30% of the total target award opportunity is based on the achievement of pre-established quantitative and qualitative strategic and individual goals, to reinforce key strategic objectives and to promote individual accountability and “line of sight.” For Fiscal 2021, the strategic objectives component for all NEOs was tied to an equally weighted blend of Cash Flow from Operations as a percentage of Adjusted EBITDA and number of product launches and filings. The individual objectives component for each NEO is tied to various other strategic, financial and operational objectives, taking into consideration each NEO’s job function and responsibilities. For competitive harm reasons, the Company does not disclose specific details on individual goals and other strategic objectives.

2021 Short-Term Incentives (Annual Bonus): Results and Payouts

●	Corporate Financial & Operational Results (Collectively Weighted 70% of Total Target Award) Fiscal 2021 Target goals were set below Fiscal 2020 actual levels for Adjusted Operating Income and Adjusted EPS and above Fiscal 2020 actual results for Net Sales, based on our 2021 internal budgets which anticipated continued challenging market conditions within the generic pharmaceuticals sector. The Committee viewed the Fiscal 2021 performance hurdles as very challenging in light of then-current internal forecasts and industry and economic conditions, including the ongoing COVID-19 pandemic. The Committee established Threshold performance hurdles at 85% of Target goals and Superior hurdles at 120% of Target to account for stretch goals, challenging market conditions, and to align more closely with our historical performance range spreads. Fiscal 2021 financial performance goals and actual results are shown in the following table:

	Weighting	Performance Goals
Performance Metric	(Out of 70%)	Threshold	Target	Superior	Actual
Adjusted Operating Income ($ millions)	30%	$100.3	$118.0	$141.6	$55.5
Adjusted EPS	20%	$1.12	$1.32	$1.58	$0.21
Net Sales ($ millions)	20%	$505.0	$594.1	$712.9	$478.8

Actual Fiscal 2021 performance results were below the Threshold goal level for all three Corporate financial metrics, impacted by even more challenging market conditions within the generic pharmaceuticals sector than originally anticipated, use of stretch goals, and the ongoing COVID-19 pandemic. Actual Adjusted Operating Income for Fiscal 2021 excluded pre-tax items totaling approximately $292.7 million, including restructuring expenses, impairments, and other non-recurring items. Actual Adjusted EPS excluded the same $292.7 million in pre-tax items plus $22.0 million primarily related to non-cash interest expense and a loss on extinguishment of debt as well as the related tax effects for all of these items. For Fiscal 2021, the Net Sales result was the same as the GAAP-reported value, with no adjustments applied.

●	Strategic and Individual Performance Results (Collectively Weighted 30% of Total Target Award) For Fiscal 2021, the strategic objectives component was primarily tied to Cash Flow from Operations goals, which exceeded the Superior level, and number of product launches and filings, which was below the Threshold level. The Committee also considered each NEO’s contributions towards a variety of other company-wide strategic and function-specific objectives, including the debt restructuring which significantly enhanced our financial flexibility, revisions to our product portfolio to improve longer-term profitability, and product launches and development. While no specific weightings were assigned to these other objectives, the Committee considered each NEO’s contributions towards, ongoing success with restructuring activities, the continued strengthening of our balance sheet, maintaining operational discipline within a challenging market environment, and achievement of various other strategic growth milestones. Based on the Committee’s overall assessment, each NEO met or exceeded most goals for the strategic objectives and individual performance components. All NEOs earned target payouts for the strategic objectives component. Mr. Kozlowski and Ms. Cavanaugh earned maximum awards for their individual performance component to recognize their significant contributions towards our debt refinancing and strengthening of our balance sheet (in the case of Mr. Kozlowski) and strategic partnership collaborations and pipeline expansion and progression (in the case of Ms. Cavanaugh) and all other NEOs earned target awards for individual performance achievements.

Total Annual Bonus

Based on our Fiscal 2021 performance results, calculated award funding levels were equal to approximately 30% of target for Messrs. Crew, Israel, and Abt and 40% of target for Mr. Kozlowski and Ms. Cavanaugh. In evaluating these results, the Committee chose to not apply any discretion to calculated performance outcomes and award funding levels. Total Fiscal 2021 payouts for current NEOs are summarized in the following table:

	Corporate Financial /	Strategic / Individual	Total Actual Bonus for
Current NEO	Operational Component	Objectives Component	Fiscal 2021
Timothy C. Crew	$—	$231,750	$231,750
John Kozlowski	$—	$98,400	$98,400
Maureen Cavanaugh	$—	$108,274	$108,274
Samuel H. Israel	$—	$76,385	$76,385
John Abt	$—	$65,724	$65,724

Long-Term Incentives

NEOs participate in a performance-based long-term incentive program. Target award opportunities, expressed as percentages of base salary, for Fiscal 2021 are unchanged from Fiscal 2020 levels and are summarized in the following table:

NEO	Target Award as % of Base Salary
Timothy C. Crew	350%
John Kozlowski	175%
Maureen Cavanaugh	175%
Samuel H. Israel	175%
John Abt	150%

The target value mix for our NEOs in Fiscal 2021 is summarized below:

Beginning in Fiscal 2021, all equity grants are made at target levels, to align more closely with market practice, provide for more consistent and predictable awards, and further enhance retention. Grants occur during the first quarter of each Fiscal Year, with stock options and restricted stock tied to continued service over the applicable vesting period and performance shares tied to three-year relative TSR vs. comparator companies.

Target Equity Grants Made in Fiscal 2021

Beginning in Fiscal 2021, all equity grants are made at target award levels. For Fiscal 2021 grants, the Committee approved a target value mix equal to 35% for performance shares, 20% for stock options, and 45% for service-based restricted shares. The Committee approved the following performance share, stock option and restricted stock target grants, effective as of July 31, 2020:

	Target Equity Grants
NEO	# of Performance Shares	# of Stock Options	# of Restricted Shares
Timothy C. Crew	158,679	144,628	204,016
John Kozlowski	40,728	37,121	52,364
Maureen Cavanaugh	46,334	42,231	59,573
Samuel H. Israel	43,584	39,725	56,036
John Abt	32,144	29,298	41,328

These stock options vest in three equal annual increments, beginning on the first anniversary of the grant date and expire on the tenth anniversary from the date of grant. Each stock option has an exercise price of $5.95, equal to our closing stock price on the date of grant. Restricted stock granted in Fiscal 2021 also vests in three equal annual increments, beginning on the first anniversary of grant.

Target performance share grant levels were determined by dividing target award values by the grant date closing stock price of $5.95 per share, consistent with the approach used to determine restricted stock grants. For accounting expense recognition and proxy disclosure purposes, Fiscal 2021 performance shares were valued at $9.22 per share, based on a Monte Carlo binomial modeling valuation tool, as discussed in Note 15 “Share-based Compensation” of our Consolidated Financial Statements. Award vesting will be based on the Company’s TSR relative to companies in the S&P Pharmaceuticals Index for the three-year period ending June 30, 2023, as illustrated below, with no awards earned for below-Threshold results and maximum awards of up to 200% of target grants for Superior performance.

Lannett Three-Year Relative TSR vs. S&P	Percentage of Target Grant
Pharmaceuticals Select Index	Earned
Below 40th Percentile	—
40th Percentile	50%
50th Percentile	100%
80th Percentile or Higher	200%

The Committee also approved additional restricted stock grants of 5,000 shares to Mr. Kozlowski and 10,000 shares of Mr. Abt, effective September 7, 2020, to further recognize their contributions in Fiscal 2020 and assumption of additional responsibilities. These grants vest in three equal annual increments, beginning on the first anniversary of the grant date.

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

Other Policies, Programs and Guidelines

NEOs, like all other employees, have retirement programs and other benefits as part of their overall compensation package. The Committee believes that these programs and benefits support our compensation philosophy, part of which is to provide compensation that is sufficiently competitive to attract, motivate and retain an executive team fully capable of driving exceptional performance. The Committee periodically reviews these programs to validate that they are reasonable and consistent with market practice. Attributed costs of the personal benefits available to the NEOs are included in column (h) of the Summary Compensation Table on page 86.

●	Retirement Benefits. Each of our NEOs is eligible to participate in a 401(k) plan that is available to all employees. Through December 2020, the Company provided matching contributions on a $0.50 basis up to 8% of the contributing employee’s base salary, subject to limitations of the 401(k) plan and applicable law. Beginning January 1, 2021, the Company reduced the portion of base salary eligible for the matching contribution from 8% to 4% of the contributing employee’s base salary, subject to limitations of the 401(k) plan and applicable law.

●	Other Benefits. Our NEOs are eligible to participate in the same health benefits available to all other employees. They also participate in a wellness program where Lannett pays up to $2,250 towards the cost of a comprehensive annual physical examination. Lannett provides life insurance for NEOs which would, in the event of death, pay up to $187,500 to designated beneficiaries. Premiums paid for coverage above $50,000 are treated as imputed income. Lannett also provides short- and long-term disability insurance which would, in the event of disability, pay the NEO 100% of his base salary up to the plan limits of $10,000 per week for short-term disability and $15,000 per month for long-term disability. The NEOs are also provided with car allowances.
●	Post-Termination Pay. The Committee believes that reasonable severance and change-in-control benefits are necessary in order to recruit and retain qualified senior executives and are generally required by the competitive recruiting environment within our industry and the marketplace in general. These severance benefits reflect the fact that it may be difficult for our NEOs to find comparable employment within a short period of time and are designed to alleviate concerns about the loss of his or her position without cause. The Committee also believes that a change-in-control arrangement will provide security that will likely reduce the reluctance of an NEO to pursue a change in control transaction that could be in the best interest of our stockholders. Lannett’s severance plan is designed to pay severance benefits to a NEO for a qualifying separation. For the CEO, the severance plan provides for payment of three times base salary, plus a pro-rated annual cash bonus for the current year calculated as if all targets and goals are achieved. For the other NEOs, the severance plan currently provides for a payment of 18-months of base salary, plus a pro-rated annual cash bonus for the current year calculated as if all targets and goals are achieved for qualifying termination of employment scenarios not associated with a change in control. For qualifying termination of employment scenarios within 18 months following a change in control (as defined in the agreements), the severance payment would equal two times base salary for NEOs other than the CEO (whose severance payment would remain at three times base salary ). Employment agreements with NEOs do not have any tax gross-up provisions and only provide for severance benefits upon a qualifying termination of employment by the Company without “Cause” (as defined in the agreements) or a voluntary resignation for “Good Reason” (as defined in the agreements). They also include non-compete, non-solicitation, and other restrictive covenants for designated time frames.
●	Tax and Accounting Implications. Section 162(m) of the Internal Revenue Code of 1986, as amended, precludes the deductibility of an NEO’s compensation that exceeds $1,000,000 per year. The Tax Cuts and Jobs Act, which became effective as of January 1, 2018, modified Section 162(m) provisions, including the elimination of the “performance-based exception” that previously allowed certain performance-based compensation meeting specific requirements to qualify for full tax deductibility by the Company. The changes to Section 162(m) do not apply to certain compensation paid pursuant to a binding written contract that was in effect as of November 2, 2017. As a result of the tax law changes, compensation paid to designated “covered executives”, including current and former NEOs, in excess of $1,000,000 per individual will generally not be deductible, whether or not it is performance-based. Although the Committee has historically attempted to structure executive compensation to preserve deductibility, it also reserves the right to provide compensation that may not be fully deductible, in order to maintain flexibility in compensating NEOs in a manner consistent with our compensation philosophy, as deemed appropriate. The Committee believes that stockholder interests are best served by not restricting the Committee’s discretion in this regard, even though such compensation may result in non-deductible compensation expenses to the Company.

●	Non-Qualified Deferred Compensation Plan. Effective July 1, 2019, the Company established a non-qualified deferred compensation plan that allows NEOs and a select group of other senior management and highly compensated employees to elect to defer up to 50% of base salary and up to 100% of annual bonuses. Deferral elections must be made prior to the start of each calendar plan year, with participants selecting among a variety of investment alternatives. The Committee has the discretion to periodically authorize company contributions but is under no obligation to do so, and any such company contributions may be subject to vesting requirements. Participant compensation deferrals are immediately vested and will be credited to individual participant accounts, along with any company contributions (if applicable) and any investment returns. Distribution of the participant’s accounts is triggered by the occurrence of the applicable event (i.e., separation from service, retirement, death, disability, a Change in Control, or pre-determined in-service distributions that are no earlier than three years after the year in which deferrals were made) under the terms of the plan, but the date on which payment is actually processed will be subject to timing requirements associated with Section 409A of the Internal Revenue Code (“409A”). The plan is unfunded and payouts will generally be made in one cash lump sum; however, subject to the 409A restrictions on initial and subsequent form of payment elections, participants will also be eligible to elect to receive payments in annual installments of up to five years for in-service distributions and up to ten years following retirement.

Looking Ahead: Executive Compensation Program Changes for Fiscal 2022

For Fiscal 2022, the Committee decided to once again delay the timing of base salary merit increases, modify the short-term incentive (Annual Bonus) design, and to modify the long-term incentive plan design, as shown below.

●	Base Salaries. The Committee approved the following market adjustments, for all incumbents other than Mr. Crew, to position NEO salaries at or near 50th percentile market values. Due to the ongoing COVID-19 pandemic and current market conditions, the effective date for all salary increases was delayed from the first quarter to the second quarter of Fiscal 2022.

NEO	2021 Base Salary*	2022 Base Salary*	% Change
Timothy C. Crew	$772,500	$772,500	—%
John Kozlowski	$410,000	$451,000	10.0%
Maureen Cavanaugh	$451,140	$464,670	3.0%
Samuel H. Israel	$424,360	$437,090	3.0%
John Abt	$365,135	$376,090	3.0%

*Reflects full-year annualized salaries; as noted above, Fiscal 2021 increases became effective as of January 1, 2021 and those for Fiscal 2022 are effective as of October 1, 2021

●	Short-Term Incentives (Annual Bonus). For Fiscal 2022, target award opportunities, expressed as percentages of base salary, are the same as in Fiscal 2021, except that a portion (20%) will be tied to deferred strategic goals relating to product development and regulatory filing milestones payable over the next several years if and when achieved. Award opportunities for the deferred strategic goals component will be capped at target and payable upon achievement of each applicable milestone prior to the end of Fiscal 2024. This will likely reduce potential short-term incentive awards payable in Fiscal 2022, as the deferred strategic milestones are not currently anticipated to occur prior to Fiscal 2023 and/or 2024, if at all. As shown in the following table, weightings for other metrics have been adjusted to account for the introduction of the deferred strategic milestones component. The former individual performance component was eliminated for Fiscal 2022 to allow for increased emphasis / focus for all NEOs on a common set of strategic objectives, which will be tied to the internal development and external assessment of a report outlining the Company’s ESG strategy and practices, operational efficiency goals, and cash flow / liquidity goals. These changes were made to more closely align short-term incentive goals with our current strategic priorities, with the majority of award opportunities continuing to be tied to challenging corporate financial and operational goals.

Weighting (out of
Performance Metric	100%)
Adjusted Operating Income	20%
Adjusted Earnings Per Share (“EPS”)	20%
Net Sales	20%
Fiscal 2022 Strategic Objectives	20%
Deferred Strategic Goals	20%

●	Long-Term Incentives. Expressed as percentages of base salary, target long-term incentive award opportunities are the same as in Fiscal 2021 for all NEOs. The target award value mix is 50% performance shares (up from 35% in Fiscal 2021), 30% restricted stock (down from 40% in Fiscal 2021), and 20% provided in the form of a cash-based incentive where the value varies based on changes in our stock price over the three-year period ending June 30, 2024. For Fiscal 2022 grants, the Committee chose to eliminate stock options and add a cash-based component to help manage equity plan share usage and reserves. Half of performance shares will be tied to our three-year relative TSR vs. companies in the S&P Pharmaceuticals Select Index, as shown below, with the other half tied to a variety of strategic portfolio goals relating to regulatory filings and approvals of certain key products and gross margin targets for new internal launches. Strategic portfolio goals are not currently disclosed due to competitive harm concerns, but will be disclosed following the end of the three-year performance measurement period. The revised LTI award mix for Fiscal 2022 increases the emphasis on long-term strategic objectives and value creation while continuing to promote retention and alignment with shareholder interests. All grants will continue to be made at target award levels, with the majority of award opportunities “at risk”. Full vesting periods for all grants in Fiscal 2022 were set at three years. In response to feedback from shareholders and shareholder advisory groups, the Committee also approved a change to performance share award funding that caps potential awards at the target number of shares if we outperform comparator companies but our absolute TSR is negative.

Restricted stock grants were made at target award levels in July 2021, vesting in three equal annual increments based on continued service. The cash-based incentive component was also approved in July 2021, with a three-year “cliff” vesting requirement based on continued service and the award value is tied to changes in our stock price over the three-year period ending June 30, 2024.

For the performance share component tied to relative TSR, award opportunities can range from 0% to 200% of target levels, based on our three-year TSR relative to companies in the S&P Pharmaceuticals Select Industry Index, as follows:

Lannett Three-Year Relative TSR vs. S&P	Percentage of Target Award Opportunity
Pharmaceuticals Select Index	Earned
Below 40th Percentile	—
40th Percentile	50%
50th Percentile	100%
80th Percentile or Higher	200%

As noted above, the other half of performance shares are tied to strategic portfolio goals to be achieved during the three-year period ending June 30, 2024. Target performance shares were granted in July 2021. Any earned shares will vest following the end of the three-year performance period. As noted above, awards for the relative TSR component will be capped at target if our relative TSR is above the 50th percentile but absolute TSR is negative.

REPORT OF THE COMPENSATION COMMITTEE

The Compensation Committee has reviewed, discussed and approved the CD&A as set forth above with management. Taking this review and discussion into account, the undersigned Committee members recommend to the Board of Directors that the CD&A be included in the annual report on Form 10-K.

Paul Taveira, Chairman
John C. Chapman

David Drabik

COMPENSATION OF EXECUTIVE OFFICERS

Overview

The tables and narratives set forth below provide specified information concerning the compensation of our Named Executive Officers (NEOs) for the fiscal year ended June 30, 2021.

Summary Compensation Table

This table summarizes all compensation paid to or earned by our Fiscal 2021 NEOs for the years indicated to the extent they were serving as NEOs.

						Non-equity
				Restricted		incentive plan	All Other
Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards	Options Awards	compensation	Compensation	Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Timothy Crew	2021	$760,385	$—	$2,676,916	$558,264	$231,750	$36,573	$4,263,888
Chief Executive Officer	2020	748,269	735,000	1,605,283	840,603	619,390	27,768	4,576,313
	2019	735,000	—	483,359	141,002	735,000	40,635	2,134,996

John Kozlowski (1)	2021	$409,327	$—	$714,128	$143,287	$98,400	$24,117	$1,389,259
Vice President of Finance, Chief Financial	2020	378,077	325,000	354,878	185,840	188,096	35,582	1,467,473
Officer and Principal Accounting Officer	2019	325,000	—	219,228	64,894	195,000	47,199	851,321

Maureen Cavanaugh	2021	$444,065	$—	$781,659	$163,012	$108,274	$18,937	$1,515,947
Senior VP and Chief Commercial	2020	436,500	425,000	534,926	277,144	217,034	25,206	1,915,810
Operations Officer	2019	425,000	—	-	-	255,000	31,799	711,799

Samuel Israel	2021	$417,705	$—	$735,259	$153,339	$76,385	$27,856	$1,410,544
Chief Legal Officer and	2020	410,616	400,000	503,548	260,863	228,871	24,896	1,828,794
General Counsel	2019	400,000	—	300,969	89,096	240,000	27,122	1,057,187

John Abt	2021	$359,409	—	$596,369	$113,090	$65,724	$19,611	$1,154,203
Vice President and Chief Quality	2020	353,346	344,500	283,703	131,340	175,659	25,080	1,313,628
Operations Officer	2019	344,500	—	144,249	42,080	206,700	24,221	761,750
(1)	Mr. Kozlowski was appointed to the role of Vice President of Finance and Chief Financial Officer effective August 31, 2019. Mr. Kozlowski assumed the Principal Accounting Officer role effective July 13, 2020.

All Other Compensation

The following summarizes the components of column (g) of the Summary Compensation Table above:

		Company
		Match
		Contributions	Auto	Pay in Lieu of	Wellness	Excess Life
Name and Principal Position	Fiscal Year	401(k) Plan	Allowance	Vacation	Benefit	Insurance	Total
Timothy Crew	2021	$5,625	$13,500	$14,856	$2,250	$342	$36,573
Chief Executive Officer	2020	9,750	13,500	-	4,250	268	27,768
	2019	5,655	13,500	16,962	4,250	268	40,635

John Kozlowski	2021	$3,073	$10,800	$7,885	$2,250	$109	$24,117
Vice President of Finance, Chief Financial	2020	13,035	10,800	7,404	4,250	93	35,582
Officer and Principal Accounting Officer	2019	9,556	10,800	22,500	4,250	93	47,199

Maureen Cavanaugh	2021	$5,491	$10,800	$—	$2,250	$396	$18,937
Senior VP and Chief Commercial	2020	9,760	10,800	—	4,250	396	25,206
Operations Officer	2019	16,442	10,800	—	4,250	307	31,799

Samuel Israel	2021	$7,935	$10,800	$6,529	$2,250	$342	$27,856
Chief Legal Officer and	2020	9,588	10,800	-	4,250	258	24,896
General Counsel	2019	8,727	10,800	3,077	4,250	268	27,122

John Abt	2021	$6,303	$10,800	$—	$2,250	$258	$19,611
Vice President and Chief	2020	9,832	10,800	—	4,250	198	25,080
Quality Operations Officer	2019	9,033	10,800	—	4,250	138	24,221

Grants of Plan-Based Awards in Fiscal 2021

								All Other Stock	All Other
		Estimated Future Payouts			Estimated Future Payouts			Awards:	Option Awards:		Grant Date
		Under Non-Equity Incentive			Under Equity Incentive Plan			Number of	Number of	Exercise or	Fair Value of
		Plan Awards			Awards			Shares of	Securities	Base Price	Stock and
		Threshold	Target	Maximum				Stocks or Units	Underlying	of Option	Options
Name	Grant Date	($)	($)	($)	Threshold	Target	Maximum	(#) (1) (2)	Options (#) (1)	Awards	Awards (4)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	($/sh) (3)	(i)
Timothy Crew		$386,250	$772,500	$1,545,000
Chief Executive Officer	7/31/2020				79,340	158,679	317,358				$1,463,020
	7/31/2020							204,016			$1,213,895
	7/31/2020								144,628	$5.95	$558,264

John Kozlowski		$123,000	$246,000	$492,000
Vice President of Finance,	7/31/2020				20,364	40,728	81,456				$375,512
Chief Financial Officer and	7/31/2020							52,364			$311,566
Principal Accounting Officer	9/7/2020							5,000			$27,050
	7/31/2020								37,121	$5.95	$143,287

Maureen Cavanaugh		$135,342	$270,684	$541,368
Senior VP and Chief Commercial	7/31/2020				23,167	46,334	92,668				$427,199
Operations Officer	7/31/2020							59,573			$354,459
	7/31/2020								42,231	$5.95	$163,012

Samuel Israel		$127,308	$254,616	$509,232
Chief Legal Officer and	7/31/2020				21,792	43,584	87,168				$401,844
General Counsel	7/31/2020							56,036			$333,414
	7/31/2020								39,725	$5.95	$153,339

John Abt		$109,541	$219,081	$438,162
Vice President and Chief Quality	7/31/2020				16,072	32,144	64,288				$296,368
Operations Officer	7/31/2020							41,328			$245,902
	9/7/2020							10,000			$54,100
	7/31/2020								29,298	$5.95	$113,090
(1)	All stock option and restricted stock grants vest in three equal annual increments.
(2)	Restricted stock grants on 9/7/20 to Messrs. Kozlowski and Abt were made to further recognize their contributions in Fiscal 2020 and assumption of additional responsibilities.
(3)	The exercise price was equal to the Company’s closing stock price on the date of grant.
(4)	Stock options were valued using the Black-Scholes option pricing model. Performance shares were valued using a Monte Carlo binomial model. The assumptions used in fair value calculations are described in Note 15 “Share-based Compensation,” in the Form 10-K. The grant date fair value for other stock grants reflects the number of shares multiplied by the Company’s closing stock price on the applicable date of grant.

Outstanding Equity Awards at 2021 Fiscal Year End

The following table sets forth information concerning the outstanding stock awards held at June 30, 2021 by each of the NEOs. The options were granted ten years prior to the option expiration date and vest over three or four years from that grant date. Restricted shares vest over three or four years from the date of grant.

	Option Awards					Stock Awards
								Equity	Equity
			Equity					Incentive Plan	Incentive Plan
			Incentive Plan					Awards:	Awards:
			Awards:					Number of	Market or
	Number of	Number of	Number of			Number of		Unearned	Payout Value
	Securities	Securities	Securities			Shares or	Market Value	Shares, Units	of Unearned
	Underlying	Underlying	Underlying			Units of	of Shares or	or Other	Shares, Units
	Unexercised	Unexercised	Unexercised	Option	Option	Stock That	Units of Stock	Rights That	or Other
	Options (#)	Options (#)	Unearned	Exercise	Expiration	Have Not	That Have Not	Have Not	Rights That
Name	Exercisable	Unexercisable	Options (#)	Price ($)	Date	Vested (#)	Vested ($)	Vested (#)	Have Not
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	Vested ($)
Timothy Crew	32,103	—	—	$23.65	1/1/2028
Chief Executive Officer	14,417	7,209	—	$12.20	7/29/2028
	52,017	156,053	—	$6.57	7/28/2029
	—	144,628	—	$5.95	7/30/2030
						306,988	$1,433,634	244,437	$1,141,521

John Kozlowski	4,000	—	—	$4.16	10/25/2022
Vice President of Finance,	9,334	—	—	$13.86	9/4/2023
Chief Financial Officer and	4,200	—	—	$34.77	8/11/2024
Principal Accounting Officer	6,635	3,318	—	$12.20	7/29/2028
	11,500	34,500	—	$6.57	7/28/2029
	—	37,121	—	$5.95	7/30/2030
						81,512	$380,661	63,178	$295,041

Maureen Cavanaugh	17,150	51,450	—	$6.57	7/28/2029
Senior VP and Chief Commercial	—	42,231	—	$5.95	7/30/2030
Operations Officer						91,613	$427,833	70,074	$327,246

Samuel Israel	2,759	—	—	$17.40	9/21/2027
Chief Legal Officer and	9,110	4,555	—	$12.20	7/29/2028
General Counsel	16,142	48,428	—	$6.57	7/28/2029
	—	39,725	—	$5.95	7/30/2030
						89,846	$419,581	75,393	$352,085

John Abt	1,970	—	—	$59.20	7/21/2025
Vice President and Chief Quality	1,155	—	—	$31.30	7/26/2026
Operations Officer	2,759	—	—	$17.40	9/21/2027
	4,302	2,152	—	$12.20	7/29/2028
	8,127	24,383	—	$6.57	7/28/2029
	—	29,298	—	$5.95	7/30/2030
						71,991	$336,198	47,730	$222,899

Options Exercised and Stock Vested During the Fiscal Year Ended June 30, 2021

The following table sets forth information concerning stock options exercised and stock awards that vested during Fiscal 2021 for each of the NEOs.

	Options		Stock Awards
	Number of Shares	Value	Number of	Value
Name and Principal Position	Acquired	Realized	Shares Acquired	Realized
(a)	On Exercise	on Exercise	on Vesting	on Vesting
Timothy Crew	—	$—	43,814	$271,218
Chief Executive Officer

John Kozlowski	—	$—	12,437	$77,850
Vice President of Finance, Chief Financial Officer and Principal Accounting Officer

Maureen Cavanaugh	—	$—	18,560	$100,484
Senior VP and Chief Commercial Operations Officer

Samuel Israel	—	$—	19,778	$115,398
Chief Legal Officer and General Counsel

John Abt	—	$—	9,768	$56,929
Vice President and Chief Quality Operations Officer

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

Potential Payments upon Termination or Change in Control

The following table summarizes potential payments or benefits upon various termination of employment scenarios for our current NEOs as of fiscal year end and assumes that the relevant triggering event occurred on June 30, 2021. The fair market values of share-based compensation (i.e. Stock Options and Restricted Stock) were calculated using the closing price of Lannett Company, Inc. stock ($4.67) on June 30, 2021, which was the last trading day of Fiscal 2021. The “spread” or difference between the fair market value of Lannett Company’s stock on June 30, 2021, and the option exercise price, was used for valuing stock options.

			Acceleration and
			Exercisability	Acceleration
	Base	Annual	Of Unvested	Of Unvested	Insurance
	Salary	Cash	Stock Option	Restricted	Benefit	Other
Name	Continuation	Bonus	Awards	Stock	Continuation	Benefits	Total
Timothy Crew
Without Cause/ With Good Reason (1) (2)	$2,317,500	$231,750	$—	$2,575,155	$26,882	$5,100	$5,156,387

For Cause or Retirement / Death / Disability (3) (4)	$—	$231,750	$—	$—	$—	$5,100	$236,850

Change in Control (5)	$2,317,500	$231,750	$—	$2,575,155	$26,882	$5,100	$5,156,387

John Kozlowski
Without Cause/ With Good Reason (1) (2)	$615,000	$98,400	$—	$675,702	$21,721	$6,792	$1,417,615

For Cause or Retirement / Death / Disability (3) (4)	$—	$98,400	$—	$—	$—	$6,792	$105,192

Change in Control (5)	$820,000	$98,400	$—	$675,702	$21,721	$6,792	$1,622,615

Maureen Cavanaugh
Without Cause/ With Good Reason (1) (2)	$676,710	$108,274	$—	$755,078	$26,882	$4,368	$1,571,312

For Cause or Retirement / Death / Disability (3) (4)	$—	$108,274	$—	$—	$—	$4,368	$112,642

Change in Control (5)	$902,280	$108,274	$—	$755,078	$26,882	$4,368	$1,796,882

Samuel Israel
Without Cause/ With Good Reason (1) (2)	$636,540	$76,385	$—	$771,666	$3,972	$4,176	$1,492,739

For Cause or Retirement / Death / Disability (3) (4)	$—	$76,385	$—	$—	$—	$4,176	$80,561

Change in Control (5)	$848,720	$76,385	$—	$771,666	$3,972	$4,176	$1,704,919

John Abt
Without Cause/ With Good Reason (1) (2)	$547,703	$65,724	$—	$559,097	$50,880	$5,992	$1,229,396

For Cause or Retirement / Death / Disability (3) (4)	$—	$65,724	$—	$—	$—	$5,992	$71,716

Change in Control (5)	$730,270	$65,724	$—	$559,097	$50,880	$5,992	$1,411,963

(1)	Each employment agreement ranges from 1-3 years and is automatically renewed unless notice is given by either party. Any non-renewal of the existing employment agreements by the Company and any resignation of the Executive with Good Reason both constitute a termination without Cause. Under the current employment agreements with our NEOs, base salary continuation for a period of 18-36 months (and ranging from 24-36 months for a qualifying termination following a Change in Control ), pro-rated cash bonus as if all targets and goals were achieved subject to any applicable cap on cash payments, acceleration of exercisability of unvested stock option awards, acceleration of unvested restricted stock, and insurance benefit continuation for a period of 18 months (collectively “Severance Compensation”) will only be made if the Executive executes and delivers to the Company, in a form prepared by the Company, a release of all claims against the Company and other appropriate parties, excluding the Company’s performance obligation to pay Severance Compensation and the Executive’s vested rights under the Company sponsored retirement plans, 401(k) plans and stock ownership plans (“General Release”). Severance Compensation is paid in equal monthly installments over a 12-month period to commence on the 90th day following the Termination Date provided the Executive has not revoked the General Release prior to that date. Earned but unpaid base salary, accrued but unpaid annual bonus (if the Executive otherwise meets the eligibility requirements) and accrued but unpaid paid time off and other miscellaneous items are to be paid in a single lump sum in cash no later than the earlier of: (1) the date required under applicable law; or (2) 60 days following the Termination Date.
(2)	Under the existing employment agreements, Good Reason is defined as giving written notice of his resignation within thirty (30) days after Executive has actual knowledge of the occurrence, without the written consent of Executive, of one of the following events: (A) the assignment to Executive of duties materially and adversely inconsistent with Executive’s position or a material and adverse alteration in the nature of his duties, responsibilities and/or reporting obligations, (B) a reduction in Executive’s Base Salary or a failure to pay any such amounts when due; or (C) the relocation of Company headquarters more than 100 miles from its current location.
(3)	Under the existing employment agreements, if the Executive is terminated For Cause; by death; by disability; resigns without Good Reason; or retires; earned but unpaid base salary, accrued but unpaid annual bonus (if the Executive otherwise meets the eligibility requirements) and accrued but unpaid paid time off and other miscellaneous items are to be paid in a single lump sum in cash no later than the earlier of: (1) the date required under applicable law; or (2) 60 days following the Termination Date.
(4)	For Cause generally means Executive’s willful commission of an act constituting fraud, embezzlement, breach of fiduciary duty, material dishonesty with respect to the Company, gross negligence or willful misconduct in performance of Executive duties, willful violation of any law, rule or regulation relating to the operation of the Company, abuse of illegal drugs or other controlled substances or habitual intoxication, willful violation of published business conduct guidelines, code of ethics, conflict of interest or other similar policies, and Executive becoming under investigation by or subject to any disciplinary charges by any regulatory agency having jurisdiction over the Company (including but not limited to the Drug Enforcement Administration (DEA), Food and Drug Administration (FDA) or the Securities and Exchange Commission (SEC)) or if any complaint is filed against the Executive by any such regulatory agency.
(5)	Under the existing employment agreements, a Change in Control is defined as a “change in ownership of the Company”, “a change in effective control of the Company”, or “a change in ownership of a substantial portion of the Company’s assets.” If the Executive is terminated by the Company without Cause or resigns with Good Reason within 24 months of a Change in Control event, the Executive shall be entitled to earned but unpaid base salary, accrued but unpaid annual bonus (if the Executive otherwise meets the eligibility requirements) and accrued but unpaid paid time off and other miscellaneous items. These items are to be paid in a single lump sum in cash no later than the earlier of: (1) the date required under applicable law; or (2) 60 days following the Termination Date. Additionally, the Executive shall be entitled to Severance Compensation to be paid in equal monthly installments over a 12-month period to commence on the 90th day following the Termination Date provided the Executive has not revoked the General Release prior to that date. A written notice that the Executive’s employment term is not extended within the 24-month period after a Change in Control shall be deemed a termination without Cause, unless the Executive and the Company execute a new employment agreement.

CEO Pay Ratio Disclosure

As required by the Dodd-Frank Wall Street Reform and Consumer Protection Act and the regulations of the SEC, we are providing the following information about the annual total compensation of our employees and the annual total compensation of our current CEO, Timothy Crew. For the year ended June 30, 2021, Mr. Crew’s total compensation, as reported in the Summary Compensation Table of this proxy, was $4,263,888 and total compensation for our median employee, as calculated in accordance with the requirements of Regulation S-K, was $59,834, resulting in a ratio of 71.3 to 1. This pay ratio information has been calculated in a manner consistent with SEC regulations.

For purposes of determining the median employee for the fiscal year ending June 30, 2021, we determined that as of May 31, 2021, our employee population consisted of 810 individuals working at our company and its consolidated subsidiaries. For each of the 810 U.S.-based employees (other than Mr. Crew), we used their annualized base salary and target cash and equity incentive awards as of May 31, 2021 as a consistently applied compensation measure to identify the median employee. We used target cash and equity incentives since actual awards for Fiscal 2021 for each employee were not yet determined. We annualized values for employees hired after July 1, 2020, the start of our Fiscal Year.

Because the SEC rules permit significant flexibility in terms of approaches used to calculate compensation and identify the median employee, comparisons among companies may not be very meaningful, even for companies within the same industry.

COMPENSATION OF DIRECTORS

Our Board of Directors is actively involved in providing strategic direction and fiduciary oversight to the Company. During Fiscal 2021, we had a total of seven Board members, which resulted in a significant workload for our directors. Our Board of Directors held numerous meetings and teleconferences in Fiscal 2021 in carrying out its responsibilities. The Board is actively involved in transactional due diligence, management succession planning, on-going reviews of business development activities and strategic initiatives to position the Company for future growth. The Board also continued to be actively involved in addressing the COVID-19 pandemic.

For Fiscal 2021, our non-employee directors received a cash retainer of $90,000, unchanged from Fiscal 2020, payable in monthly increments of $7,500, for Board and committee service. Mr. LePore also received an additional retainer of $30,000 for serving as our Independent Non-Employee Board Chairman, and Mr. Drabik received an additional retainer of $24,000 for his central role and for continued board leadership work. No other cash retainers or meeting fees were provided during Fiscal 2021. As an executive director, Mr. Crew does not participate in the non-employee director compensation program.

Board members receive annual equity grants to recognize their service during the prior fiscal year. Grant levels may vary from year to year based on Company performance. Based on the Company’s performance and the significant efforts and contributions of our directors in Fiscal 2020, in September 2020, each non-employee Board member received an award of 38,986 common shares with a grant date value of $199,998, immediately vested at grant. These grants are shown in the table below, since they occurred in Fiscal 2021. Beginning with equity awards in Fiscal 2021, the Board moved the annual grant date from July to September 1, which is not during a “blackout” period, to allow directors to immediately sell shares to fund tax liabilities.

Effective in July 2014, the Board of Directors approved stock ownership guidelines for non-employee directors equal to three times their cash retainer. Non-employee directors must meet required ownership levels within five years of first becoming subject to the guidelines and must hold 50% of all net after-tax shares from equity grants until ownership requirements are met (or 100% of such shares if ownership levels are not met by the end of the five-year compliance period). All directors other than Dr. Rewolinski, who joined the board in Fiscal 2020, and Mr. Drabik, who sold some shares in Fiscal 2021 to fund tax liabilities while still in compliance with guidelines, met required ownership levels as of the end of Fiscal 2021. Mr. Drabik will regain compliance with ownership guidelines following the next director equity grant in September 2021.

We maintain policies that prohibit Directors from pledging Lannett stock or engaging in activity considered hedging of our common stock, and none of our Directors has pledged Lannett stock as collateral for a personal loan or other obligations.

The following table shows compensation information for Fiscal 2021 for non-employee members of our Board of Directors.

DIRECTOR COMPENSATION

					Change in
					Pension Value
				Non-Equity	and Nonqualified
			Options	Incentive Plan	Deferred	All Other
Name	Fees Earned	Stock Awards	Awards	Compensation	Compensation	Compensation	Total
(a)	(b)	(c) (1)	(d)	(e)	(f)	(g)	(h)
Jeffrey Farber	$90,000	$199,998	—	—	—	—	$289,998

David Drabik	$114,000	$199,998	—	—	—	—	$313,998

Paul Taveira	$90,000	$199,998	—	—	—	—	$289,998

Patrick LePore	$120,000	$199,998	—	—	—	—	$319,998

John Chapman	$90,000	$199,998	—	—	—	—	$289,998

Melissa Rewolinski	$90,000	$199,998	—	—	—	—	$289,998
(1)	Reflects grant date award value for equity grants received in Fiscal 2021 to recognize Board service in Fiscal 2020.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of July 31, 2021, information regarding the security ownership of the directors and certain executive officers of the Company and persons known to the Company to be beneficial owners of more than five (5%) percent of the Company’s common stock. Although grants of restricted stock under the Company’s 2014 and 2021 Long Term Incentive Plans (“LTIPs”) generally vest equally over time from the grant date, the restricted shares are included below because the voting rights with respect to such restricted stock are acquired immediately upon grant.

Name and Address of
Beneficial Owner /		Excluding Options (*)					Including Options (**)
Director / Executive		Shares Held	Shares Held	Total		Percent of	Number of		Percent of
Officer	Office	Directly	Indirectly	Shares		Class	Shares		Class

John M. Abt
1150 Northbrook Drive, Suite 155	VP and Chief Quality
Trevose, Pennsylvania 19053	and Operations Officer	124,764	—	124,764	(1)	0.30%	163,122	(1), (2)	0.39%

Maureen Cavanaugh	Senior VP & Chief
1150 Northbrook Drive, Suite 155	Commercial Operations
Trevose, Pennsylvania 19053	Officer	157,378	—	157,378	(3)	0.37%	205,755	(3), (4)	0.49%

John Chapman
1150 Northbrook Drive, Suite 155
Trevose, Pennsylvania 19053	Director	85,005	—	85,005		0.20%	85,005		0.20%

Timothy Crew
1150 Northbrook Drive, Suite 155
Trevose, Pennsylvania 19053	Chief Executive Officer	564,270	—	564,270	(5)	1.33%	770,242	(5), (6)	1.82%

David Drabik
1150 Northbrook Drive, Suite 155
Trevose, Pennsylvania 19053	Director	51,513	—	51,513		0.12%	51,513		0.12%

Robert Ehlinger
1150 Northbrook Drive, Suite 155	VP and Chief
Trevose, Pennsylvania 19053	Information Officer	84,832	—	84,832	(7)	0.20%	140,307	(7), (8)	0.33%

Jeffrey Farber
1150 Northbrook Drive, Suite 155
Trevose, Pennsylvania 19053	Director	2,055,635	2,194,140	4,249,775	(9)	10.05%	4,249,775	(9)	10.05%

David Farber
1150 Northbrook Drive, Suite 155
Trevose, Pennsylvania 19053		1,924,870	1,693,149	3,618,019	(10)	8.56%	3,618,019	(10)	8.56%

Samuel H. Israel
1150 Northbrook Drive, Suite 155
Trevose, Pennsylvania 19053	Chief Legal Officer and General Counsel	160,983	—	160,983	(11)	0.38%	222,932	(11), (12)	0.53%

John Kozlowski	VP of Finance,
1150 Northbrook Drive, Suite 155	Chief Financial Officer and
Trevose, Pennsylvania 19053	Principal Accounting Officer	142,068	—	142,068	(13)	0.34%	204,928	(13), (14)	0.48%

Patrick G. Lepore
1150 Northbrook Drive, Suite 155
Trevose, Pennsylvania 19053	Chairman of the Board, Director	260,326	—	260,326		0.62%	260,326		0.62%

Melissa Rewolinski
1150 Northbrook Drive, Suite 155
Trevose, Pennsylvania 19053	Director	30,621	—	30,621		0.07%	30,621		0.07%

Paul Taveira
1150 Northbrook Drive, Suite 155
Trevose, Pennsylvania 19053	Director	60,401	—	60,401		0.14%	60,401		0.14%

All directors and executive officers as a group
(12 persons)		3,777,796	2,194,140	5,971,936		14.08%	6,444,927		15.20%
(1)	Includes 85,138 unvested shares received pursuant to restricted stock awards granted in July 2019, July 2020, September 2020 and July 2021.
(2)	Includes 1,970 vested options to purchase common stock at an exercise price of $59.20 per share, 1,155 vested options to purchase common stock at an exercise price of $31.30 per share, 2,759 vested options to purchase common stock at an exercise price of $17.40 per share, 6,454 vested options to purchase common stock at an exercise price of $12.20 per share, 16,254 vested options to purchase common stock at an exercise price of $6.57 per share and 9,766 vested options to purchase common stock at an exercise price of $5.95.

(3)	Includes 111,469 unvested shares received pursuant to restricted stock awards granted in July 2019, July 2020 and July 2021.
(4)	Includes 34,300 vested options to purchase common stock at an exercise price of $6.57 per share and 14,077 vested options to purchase common stock at an exercise price of $5.95.
(5)	Includes 373,387 unvested shares received pursuant to restricted stock awards granted in July 2019, July 2020 and July 2021.
(6)	Includes 32,103 vested options to purchase common stock at an exercise price of $23.65 per share, 21,626 vested options to purchase common stock at an exercise price of $12.20 per share, 104,034 vested options to purchase common stock at an exercise price of $6.57 per share and 48,209 vested options to purchase common stock at an exercise price of $5.95 per share.
(7)	Includes 41,955 unvested shares received pursuant to restricted stock awards granted in July 2019, July 2020 and July 2021.
(8)	Includes 11,667 vested options to purchase common stock at an exercise price of $13.86 per share, 10,000 vested options to purchase common stock at an exercise price of $34.77 per share, 6,300 vested options to purchase common stock at an exercise price of $59.20 per share, 968 vested options to purchase common stock at an exercise price of $31.30 per share, 2,759 vested options to purchase common stock at an exercise price of $17.40 per share 5,569 vested options to purchase common stock at an exercise price of $12.20 per share, 12,914 vested options to purchase common stock at an exercise price of $6.57 per share and 5,298 vested options to purchase common stock at an exercise price of $5.95 per share.
(9)	Includes 994,412 shares held by the Jeffrey Farber Family Foundation which is managed by Jeffrey Farber. Jeffrey Farber disclaims beneficial ownership of these shares. Includes 30,000 shares held by the Jeffrey and Jennifer Farber Family Foundation which is managed by Jeffrey Farber. Jeffrey Farber disclaims beneficial ownership of these shares. Includes 528,122 shares held by Farber Family LLC (“FFLLC”) which is managed by Jeffrey and David Farber. David Farber and Jeffrey Farber each disclaim beneficial ownership of these shares. Includes 73,408 shares held by Jeffrey Farber as custodian for his children and 17,279 shares held as joint custodian with David Farber for a relative. Jeffrey Farber disclaims beneficial ownership of these shares. Includes 550,919 shares held by a Grantor Retained Annuity Trust, in which Jeffrey Farber is the trustee.
(10)	Includes 819,443 shares held by the David and Nancy Family Foundation. David Farber disclaims beneficial ownership of these shares. Includes 528,122 shares held by FFLLC which is managed by Jeffrey and David Farber. David Farber and Jeffrey Farber each disclaim beneficial ownership of these shares. Includes 180,145 shares held by David Farber as joint custodian with his children, 148,160 shares held as trustee for his children and 17,279 shares held as joint custodian with Jeffrey Farber for a relative. David Farber disclaims beneficial ownership of these shares.
(11)	Includes 104,866 unvested shares received pursuant to restricted stock awards granted in July 2019, July 2020 and July 2021.
(12)	Includes 2,759 vested options to purchase common stock at an exercise price of $17.40 per share, 13,665 vested options to purchase common stock at an exercise price of $12.20 per share, 32,284 vested options to purchase common stock at an exercise price of $6.57 per share and 13,241 vested options to purchase common stock at an exercise price of $5.95 per share.
(13)	Includes 100,034 unvested shares received pursuant to restricted stock awards granted in July 2019, July 2020, September 2020 and July 2021.

(14)	Includes 4,000 vested options to purchase common stock at an exercise price of $4.16 per share, 9,334 vested options to purchase common stock at an exercise price of $13.86 per share, 4,200 vested options to purchase common stock at an exercise price of $34.77 per share, 9,953 vested options to purchase common stock at an exercise price of $12.20 per share, 23,000 vested options to purchase common stock at an exercise price of $6.57 per share and 12,373 vested options to purchase common stock at an exercise price of $5.95 per share.

*   Percent of class calculation is based on 42,276,052 outstanding shares of common stock at July 31, 2021.

** Assumes that all options exercisable within sixty days after July 31, 2021 have been exercised.

The following table sets forth, as of July 31, 2021, information regarding the names and addresses of the shareholders known to the Company to be beneficial owners of more than five (5%) percent of the Company’s common stock.

	Number of		Percent of
Name and Address of Beneficial Owner	Shares		Class

JP Morgan Chase & Co.
383 Madison Avenue
New York, NY 10179	3,498,048	(1)	8.30%

The Vanguard Group
100 Vanguard Blvd.
Malvern, PA 19355	2,306,196	(2)	5.53%

Highbridge Capital Management, LLC
277 Park Avenue, 23rd Floor
New York, New York 10172	2,341,398	(3)	5.32%
(1)	Based on a Schedule 13G/A filed by JP Morgan Chase & Co. with the SEC on January 25, 2021, JP Morgan Chase & Co. has sole voting power over 3,057,467 shares, shared voting power over 0 shares, sole dispositive power over 3,492,948 shares and shared dispositive power over 0 shares.
(2)	Based on a Schedule 13G/A filed by The Vanguard Group with the SEC on February 10, 2021, The Vanguard Group has sole voting power over 0 shares, shared voting power over 33,690 shares, sole dispositive power over 2,247,913 shares and shared dispositive power over 58,283 shares.
(3)	Based on Schedule 13G/A filed by Highbridge Capital Management, LLC with the SEC on February 9, 2021, Highbridge Capital Management, LLC has sole voting power over 0 shares, shared voting power over 2,341,398 shares, sole dispositive power over 0 shares and shared dispositive power over 2,341,398 shares.

Equity Compensation Plan Information

The following table summarizes the equity compensation plans as of June 30, 2021:

Number of securities
		Weighted average	remaining available for
	Number of securities to	exercise price of	future issuance under
	be issued upon exercise	outstanding	equity compensation plans
	of outstanding options,	options, warrants	(excluding securities
(In thousands, except for weighted average exercise price)	warrants and rights	and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation plans approved by security holders	1,046	$9.51	3,053
Equity Compensation plans not approved by security holders	—	—	—
Total	1,046	$9.51	3,053

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Review and Approval of Transactions with Related Persons

The responsibility for the review of transactions with “related persons” (as defined below) has been assigned to the Audit Committee of the Board of Directors, which is comprised of four independent directors. “Related persons” are defined as directors and executive officers or their immediate family members or stockholders owning more than five percent of the Company’s common stock. The Audit Committee annually reviews related party transactions with any related person in which the amount exceeds $120,000.

The Company had net sales of $2.6 million, $3.0 million and $3.8 million during the fiscal years ended June 30, 2021, 2020 and 2019, respectively, to a generic distributor, Auburn Pharmaceutical Company (“Auburn”). Jeffrey Farber, a current board member, is the owner of Auburn, which is a member of the Premier Buying Group. Accounts receivable includes amounts due from Auburn of $0.4 million and $0.7 million at June 30, 2021 and 2020, respectively.

As part of its review, the Audit Committee noted that the amount of net sales to Auburn approximated 0.6% of total net sales during the fiscal years ended June 30, 2021, 2020 and 2019, respectively.

The Audit Committee reviewed an analysis of sales prices charged to Auburn, which compared the average sales prices by product for Auburn sales to the average sales prices by product to other Lannett customers during the same period. As a result of this analysis, the Audit Committee ratified the net sales made to Auburn during the fiscal years ended June 30, 2021, 2020 and 2019.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

Grant Thornton LLP served as the independent auditors of the Company during Fiscal 2021, 2020 and 2019. No relationship exists, other than the usual relationship between independent public accountant and client. The following table identifies the fees incurred for services rendered by Grant Thornton LLP in Fiscal 2021, 2020 and 2019.

(In thousands)	Audit Fees	Tax Fees (1)	All Other Fees (2)	Total Fees

Fiscal 2021:	$1,413	$72	$—	$1,485
Fiscal 2020:	$1,510	$211	$—	$1,721
Fiscal 2019:	$1,409	$193	$7	$1,609
(1)	Tax fees include fees paid for preparation of annual federal, state and local income tax returns, quarterly estimated income tax payments and various tax planning services.
(2)	Other fees include fees paid for review of various correspondences including IRS audit assistance, miscellaneous studies, etc.

The non-audit services provided to the Company by Grant Thornton LLP were pre-approved by the Company’s Audit Committee. Prior to engaging its auditor to perform non-audit services, the Company’s Audit Committee reviews the particular service to be provided and the fee to be paid by the Company for such service and assesses the impact of the service on the auditor’s independence.

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULE

1.      Consolidated Financial Statements:

See accompanying Index to Consolidated Financial Statements.

2.      Consolidated Financial Statement Schedule:

Lannett Company, Inc.

Schedule II - Valuation and Qualifying Accounts

For the years ended June 30:

	Balance at	Charged to		Balance at
Description	Beginning of	(Reduction of)		End of Fiscal
(In thousands)	Fiscal Year	Expense	Deductions	Year

Allowance for Doubtful Accounts
2021	$1,103	$374	$(776)	$701
2020	1,223	$386	$(506)	$1,103
2019	1,308	870	(955)	1,223

Deferred Tax Asset Valuation Allowance
2021	$14,622	$138,761	$—	$153,383
2020	13,549	1,073	—	14,622
2019	8,120	5,429	—	13,549

3.      Exhibits:

Those exhibits marked with a (*) refer to management contracts or compensatory plans or arrangements.

Exhibit Number	Description	Method of Filing

2.1	Stock Purchase Agreement by and among Lannett Company, Inc., Rohit Desai, the RD Nevada Trust, Silarx Pharmaceuticals, Inc. and Stoneleigh Realty, LLC, dated as of May 15, 2015	Incorporated by reference to Exhibit 2.1 on Form 8-K dated May 18, 2015

2.2	Stock Purchase Agreement among UCB S.A., UCB Manufacturing, Inc. and Lannett Company, Inc. dated as of September 2, 2015	Incorporated by reference to Exhibit 2.2 on Form 8-K dated September 4, 2015

2.3	Amendment No. 2 to Stock Purchase Agreement	Incorporated by reference to Exhibit 2.3 on Form 8-K dated December 2, 2015

3.1	Certificate of Incorporation	Incorporated by reference to the Proxy Statement filed with respect to the Annual Meeting of Shareholders held on December 6, 1991 (the “1991 Proxy Statement”).

Exhibit Number	Description	Method of Filing
3.2	By-Laws, as amended	Incorporated by reference to the 1991 Proxy Statement.

3.3	Amendment No. 1 to Amended and Restated By-Laws	Incorporated by reference to Exhibit 3.3 on Form 8-K dated January 16, 2014

3.4	Amendment No. 2 to Amended and Restated By-Laws	Incorporated by reference to Exhibit 3.4 on Form 8-K dated July 17, 2014

3.5	Updated and Amended Certificate of Incorporation	Incorporated by reference to Exhibit 3.5 to the Annual Report on 2014 Form 10-K

3.6	Updated and Amended By-Laws	Incorporated by reference to Exhibit 3.6 to the Annual Report on 2014 Form 10-K

3.7	Amended and Restated Bylaws of Lannett Company Inc., as amended through January 21, 2015.	Incorporated by reference to Exhibit 3.7 on Form 8-K dated April 3, 2015

3.8	Amended and Restated Bylaws of Lannett Company Inc., as amended through July 6, 2015.	Incorporated by reference to Exhibit 3.8 on Form 8-K dated July 9, 2015

4	Specimen Certificate for Common Stock	Incorporated by reference to Exhibit 4(a) to Form 8 dated April 23, 1993 (Amendment No. 3 to Form 10-KSB for Fiscal 1992) (“Form 8”)

4.1	Lannett Company, Inc. Indenture. Wilmington Trust, National Association, Providing for the Issuance of Notes in Series	Incorporated by reference to Exhibit 4.1 on Form 8-K dated December 2, 2015

4.2	First Supplemental Indenture dated as of November 25, 2015	Incorporated by reference to Exhibit 4.2 on Form 8-K dated December 2, 2015

4.3	Supplemental Indenture in Respect of Subsidiary Guarantee	Incorporated by reference to Exhibit 4.3 on Form 8-K dated December 2, 2015

4.4	Description of Capital Stock of Lannett Company, Inc.	Incorporated by reference to Exhibit 4.4 on Form 10-K dated August 28, 2019

4.5	Indenture, dated as of September 27, 2019, between the Company and Wilmington Trust, National Association, as trustee (including form of 4.50% Convertible Senior Notes due 2026)	Incorporated by reference to Exhibit 4.5 on Form 8-K dated September 27, 2019

10.1	Line of Credit Note dated March 11, 1999 between the Company and First Union National Bank	Incorporated by reference to Exhibit 10(ad) to the Annual Report on 1999 Form 10-KSB

10.2	Philadelphia Authority for Industrial Development Taxable Variable Rate Demand/Fixed Rate Revenue Bonds, Series of 1999	Incorporated by reference to Exhibit 10(ae) to the Annual Report on 1999 Form 10-KSB

Exhibit Number	Description	Method of Filing
10.3	Philadelphia Authority for Industrial Development Tax-Exempt Variable Rate Demand/Fixed Revenue Bonds (Lannett Company, Inc. Project) Series of 1999	Incorporated by reference to Exhibit 10(af) to the Annual Report on 1999 Form 10-KSB

10.4	Letter of Credit and Agreements supporting bond issues between the Company and First Union National Bank	Incorporated by reference to Exhibit 10(ag) to the Annual Report on 1999 Form 10-KSB

10.5*	2003 Stock Option Plan	Incorporated by reference to the Proxy Statement for Fiscal Year Ending June 30, 2002

10.6*	Employment Agreement with Kevin Smith	Incorporated by reference to Exhibit 10.6 to the Annual Report on 2003 Form 10-KSB

10.7*	Employment Agreement with Arthur Bedrosian	Incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q dated May 12, 2004.

10.9	Agreement between Lannett Company, Inc and Siegfried (USA), Inc.	Incorporated by reference to Exhibit 10.9 to the Annual Report on 2003 Form 10-KSB

10.10	Agreement between Lannett Company, Inc and Jerome Stevens Pharmaceuticals, Inc.	Incorporated by reference to Exhibit 2.1 to Form 8-K dated May 5, 2004

10.11*	Terms of Employment Agreement with Stephen J. Kovary	Incorporated by reference to Exhibit 10.11 to the Annual Report on 2009 Form 10-K

10.12	Agreement of Sale Between Anvil Construction Company, Inc. and Lannett Company, Inc.	Incorporated by reference to Exhibit 10.12 to the Annual Report on 2009 Form 10-K

10.13*	2006 Long Term Incentive Plan	Incorporated by reference to the Proxy Statement dated January 5, 2007

10.15*	2011 Long Term Incentive Plan	Incorporated by reference to the Proxy Statement dated January 19, 2011

10.16*	Terms of Employment Agreement with Martin P. Galvan	Incorporated by reference to Exhibit 10.1 on Form 8-K dated August 11, 2011

10.17	Amended and Restated Loan Agreement dated April 29, 2011 between the Company and Wells Fargo Bank, N.A.	Incorporated by reference to Exhibit 10.17 to the Annual Report on 2011 Form 10-K

10.18	Loan Agreement dated May 26, 2011 between the Company, the Pennsylvania Industrial Development Authority (“PIDA”) and PIDC Financing Corporation	Incorporated by reference to Exhibit 10.18 to the Annual Report on 2011 Form 10-K

10.19*	Second Amended and Restated Employment Agreement of Arthur P. Bedrosian	Incorporated by reference to Exhibit 10.19 on Form 8-K dated January 3, 2013

10.20*	Amended and Restated Employment Agreement of Martin P. Galvan	Incorporated by reference to Exhibit 10.20 on Form 8-K dated January 3, 2013

Exhibit Number	Description	Method of Filing

10.21*	Amended and Restated Employment Agreement of William F. Schreck	Incorporated by reference to Exhibit 10.21 on Form 8-K dated January 3, 2013

10.22*	Amended and Restated Employment Agreement of Kevin Smith	Incorporated by reference to Exhibit 10.22 on Form 8-K dated January 3, 2013

10.23*	Amended and Restated Employment Agreement of Ernest J. Sabo	Incorporated by reference to Exhibit 10.23 on Form 8-K dated January 3, 2013

10.24*	Amended and Restated Employment Agreement of Robert Ehlinger	Incorporated by reference to Exhibit 10.24 on Form 8-K dated January 3, 2013

10.25	Amendment to Agreement dated March 23, 2004 by and between Lannett Company, Inc. and Jerome Stevens Pharmaceuticals, Inc.	Incorporated by reference to Exhibit 10.25 on Form 8-K dated August 19, 2013

10.26	Credit Agreement dated as of December 18, 2013 among Lannett Company Inc., as the Borrower, Certain Financial Institutions as the Lenders and Citibank, N.A., as Administrative Agent	Incorporated by reference to Exhibit 10.26 on Form 8-K dated December 19, 2013

10.27	Guaranty and Security Agreement dated as of December 18, 2013, among Lannett Company, Inc., the Subsidiaries of Lannett Company, Inc. identified therein and Citibank, N.A., as Administrative Agent	Incorporated by reference to Exhibit 10.27 on Form 8-K dated December 19, 2013

10.28*	Employment Agreement of Michael Bogda dated December 1, 2014	Incorporated by reference to Exhibit 10.28 on Form 8-K dated December 5, 2014

10.29

Lender Joinder and First Amendment to Credit Agreement dated as of April 21, 2015 among Lannett Company, Inc., as the Borrower, Certain Financial Institutions as the Lenders and Citibank, N.A., as Administrative Agent

Incorporated by reference to Exhibit 10.29 on Form 8-K dated April 24, 2015

10.30*	Employment Agreement of John Abt	Incorporated by reference to Exhibit 10.30 on Form 10-Q dated May 8, 2015

10.31*	Employment Agreement of Rohit Desai	Incorporated by reference to Exhibit 10.31 to the Annual Report on 2015 Form 10-K

10.32*	Employment Agreement of Dr. Mahendra Dedhiya	Incorporated by reference to Exhibit 10.32 to the Annual Report on 2015 Form 10-K

10.33	Project Orion Commitment Letter	Incorporated by reference to Exhibit 10.33 on Form 8-K dated September 4, 2015

10.34*	Separation Agreement and General Release between William F. Schreck and Lannett Company, Inc., dated September 11, 2015	Incorporated by reference to Exhibit 10.34 on Form 8-K dated September 15, 2015

10.35	Project Orion Amended and Restated Commitment Letter	Incorporated by reference to Exhibit 10.35 on Form 8-K dated September 25, 2015

Exhibit Number	Description	Method of Filing
10.36	Credit and Guaranty Agreement dated as of November 25, 2015	Incorporated by reference to Exhibit 10.36 on Form 8-K dated December 2, 2015

10.37	Credit Agreement Joinder	Incorporated by reference to Exhibit 10.37 on Form 8-K dated December 2, 2015

10.38	Pledge and Security Agreement dated as of November 25, 2015	Incorporated by reference to Exhibit 10.38 on Form 8-K dated December 2, 2015

10.39	Supplement No. 1 to the Pledge and Security Agreement	Incorporated by reference to Exhibit 10.39 on Form 8-K dated December 2, 2015

10.40	Warrant to Purchase Common Stock	Incorporated by reference to Exhibit 10.40 on Form 8-K dated December 2, 2015

10.41	Registration Rights Agreement	Incorporated by reference to Exhibit 10.41 on Form 8-K dated December 2, 2015

10.42*	Separation Agreement and General Release between Michael Bogda and Lannett Company, Inc., dated April 11, 2016	Incorporated by reference to Exhibit 10.42 on Form 8-K dated April 12, 2016

10.43	Amendment No. 1 to Credit and Guaranty Agreement dated June 17, 2016	Incorporated by reference to Exhibit 10.43 on Form 8-K dated June 20, 2016

10.44	Amendment No. 2 to Credit and Guaranty Agreement dated June 17, 2016	Incorporated by reference to Exhibit 10.44 on Form 8-K dated June 20, 2016

10.45*	Employment Agreement of Samuel H. Israel	Incorporated by reference to Exhibit 10.45 on Form 8-K dated July 19, 2017

10.46*	Restated Employment Agreement of John Kozlowski dated October 26, 2017	Incorporated by reference to Exhibit 10.46 on Form 8-K dated November 1, 2017

10.47*	Employment Agreement of Timothy C. Crew effective as of January 2, 2018	Incorporated by reference to Exhibit 10.47 on Form 8-K dated December 21, 2017

10.48*	Separation Agreement and General Release by and between Arthur P. Bedrosian and Lannett Company, Inc. dated January 19, 2018	Incorporated by reference to Exhibit 10.48 on Form 8-K dated January 24, 2018

10.49*	Addendum to Employment Agreement of Timothy C. Crew dated March 28, 2018	Incorporated by reference to Exhibit 10.49 on Form 8-K dated April 2, 2018

10.50*	Employment Agreement of Maureen M. Cavanaugh effective as of May 7, 2018	Incorporated by reference to Exhibit 10.50 on Form 8-K dated April 23, 2018

10.51*	Separation Agreement and General Release by and between Kevin Smith and Lannett Company, Inc. dated June 20, 2018	Incorporated by reference to Exhibit 10.51 on Form 8-K dated June 22, 2018

10.52	Amendment No. 3 to the Credit and Guaranty Agreement, dated as of December 10, 2018, by and among Lannett Company, Inc., Morgan Stanley Senior Funding, Inc., and each lender party thereto.	Incorporated by reference to Exhibit 10.52 on Form 8-K dated December 12, 2018

Exhibit Number	Description	Method of Filing

10.53*	Form of Retention Plan Bonus Letter	Incorporated by reference to Exhibit 10.53 on Form 8-K dated December 18, 2018

10.54	Amneal Distribution and Transition Support Agreement	Incorporated by reference to Exhibit 10.54 on Form 10-Q dated February 7, 2019

10.55*	Separation Agreement and General Release by and between Martin Galvan and Lannett Company, Inc. dated May 22, 2019	Incorporated by reference to Exhibit 10.55 on Form 8-K dated May 24, 2019

10.56*	Second Amendment to Restated Employment Agreement of John Kozlowski, dated as of July 31, 2019	Incorporated by reference to Exhibit 10.56 on Form 8-K dated August 1, 2019

10.57	Form of Capped Call Confirmations	Incorporated by reference to Exhibit 10.57 on Form 8-K dated September 27, 2019

10.58	Cediprof Agreement	Incorporated by reference to Exhibit 10.58 on Form 10-Q dated November 7, 2019
10.59	Sinotherapeutics Distribution and Supply Agreement	Incorporated by reference to Exhibit 10.59 on Form 10-Q dated November 7, 2019
10.60*	Lannett Company, Inc. Non-Qualified Deferred Compensation Plan	Incorporated by reference to Exhibit 10.60 on Form 10-Q dated November 7, 2019
10.61	Collaboration and License Agreement by and among Lannett Company, Inc., North & South Brother Pharmacy Investment Co., Ltd and HEC GROUP PTY LTD, dated as of November 21, 2019	Incorporated by reference to Exhibit 10.61 on Form 10-Q dated February 6, 2020
10.62	Supply Agreement by and among North & South Brother Pharmacy Investment Co., Ltd, HEC GROUP PTY LTD and Lannett Company, Inc., dated as of November 21, 2019	Incorporated by reference to Exhibit 10.62 on Form 10-Q dated February 6, 2020
10.63	Amendment to Sinotherapeutics Distribution and Supply Agreement	Incorporated by reference to Exhibit 10.63 to the Annual Report on 2020 Form 10-K
10.64*	Third Addendum to Employment Agreement of Timothy Crew	Incorporated by reference to Exhibit 10.64 on Form 8-K dated August 28, 2020
10.65*	Third Amendment to Restated Employment Agreement of John Kozlowski	Incorporated by reference to Exhibit 10.65 on Form 8-K dated August 28, 2020
10.66*	Second Addendum to Employment Agreement of Maureen Cavanaugh	Incorporated by reference to Exhibit 10.66 on Form 8-K dated August 28, 2020
10.67*	Second Addendum to Employment Agreement of Samuel H. Israel	Incorporated by reference to Exhibit 10.67 on Form 8-K dated August 28, 2020
10.68*	Second Addendum to Employment Agreement of John Abt	Incorporated by reference to Exhibit 10.68 on Form 8-K dated August 28, 2020

Exhibit Number	Description	Method of Filing
10.69*	Second Addendum to Amended and Restated Employment Agreement of Robert Ehlinger	Incorporated by reference to Exhibit 10.69 on Form 8-K dated August 28, 2020
10.70

Credit and Guaranty Agreement, dated as of December 7, 2020, among Lannett Company, Inc., the subsidiary borrowers from time to time party thereto, the guarantors party thereto, the several banks and other financial institutions from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent and collateral agent.

Incorporated by reference to Exhibit 10.70 on Form 8-K dated December 10, 2020
10.71

Pledge and Security Agreement, dated as of December 7, 2020, made by Lannett Company, Inc. and certain of its subsidiaries from time to time party thereto, in favor of Wells Fargo Bank, National Association, as collateral agent and administrative agent.

Incorporated by reference to Exhibit 10.71 on Form 8-K dated December 10, 2020
10.72	ABL/Term Loan Intercreditor Agreement, dated as of December 7, 2020, among Alter Domus (US) LLC, as Term Loan Agent and Wells Fargo Bank, National Association, as ABL Agent.	Incorporated by reference to Exhibit 10.72 on Form 8-K dated December 10, 2020
10.73

Intellectual Property Security Agreement, dated as of December 7, 2020, made by Lannett Company, Inc.; Lannett Holdings, Inc.; and Cody Laboratories, Inc. in favor of Wells Fargo Bank, National Association, as collateral agent and administrative agent.

Incorporated by reference to Exhibit 10.73 on Form 8-K dated December 10, 2020
10.74

Amendment No. 4 to Credit and Guaranty Agreement, dated as of December 7, 2020, among Lannett Company, Inc., the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent.

Incorporated by reference to Exhibit 10.74 on Form 8-K dated December 10, 2020
10.75*	Fourth Addendum to Employment Agreement of Timothy C. Crew dated December 28, 2020	Incorporated by reference to Exhibit 10.75 on Form 8-K dated December 29, 2020
10.76	License and Supply Agreement with Alkermes Pharma Ireland Limited and Kremers Urban Pharmaceuticals Inc.	Incorporated by reference to Exhibit 10.76 on Form 10-Q dated February 4, 2021
10.77	Amendment No. 1 to License and Supply Agreement between Recro Gainesville LLC (as successor to Alkermes Pharma Ireland Limited) and Kremers Urban Pharmaceuticals, Inc.	Incorporated by reference to Exhibit 10.77 on Form 10-Q dated February 4, 2021
10.78	Amendment No. 2 to License and Supply Agreement between Recro Gainesville LLC (as successor to Alkermes Pharma Ireland Limited) and Kremers Urban Pharmaceuticals, Inc.	Incorporated by reference to Exhibit 10.78 on Form 10-Q dated February 4, 2021
10.79	Exchange Agreement dated April 5, 2021, among Lannett Company, Inc. and the participating lenders party thereto.	Incorporated by reference to Exhibit 10.79 on Form 8-K dated April 6, 2021

Exhibit Number	Description	Method of Filing
10.80	Amended and Restated Exchange Agreement dated April 8, 2021, among Lannett Company, Inc. and the participating lenders party thereto.	Incorporated by reference to Exhibit 10.80 on Form 8-K dated April 12, 2021
10.81

Second Lien Credit and Guaranty Agreement, dated as of April 22, 2021, among Lannett Company, Inc., the guarantors party thereto, the lenders from time to time party thereto and Alter Domus (US) LLC, as administrative agent and collateral agent.

Incorporated by reference to Exhibit 10.81 on Form 8-K dated April 26, 2021
10.82	Form of Warrant to Purchase Common Stock.	Incorporated by reference to Exhibit 10.82 on Form 8-K dated April 26, 2021
10.83	Registration Rights Agreement, dated as of April 22, 2021, by and among Lannett Company, Inc., Deerfield Partners, L.P., Deerfield Private Design Fund III, L.P. and BPC Lending II LLC.	Incorporated by reference to Exhibit 10.83 on Form 8-K dated April 26, 2021
10.84

Notes Pledge and Security Agreement, dated as of April 22, 2021, made by Lannett Company, Inc. and certain of its subsidiaries from time to time party thereto, in favor of Wilmington Trust, as collateral agent.

Incorporated by reference to Exhibit 10.84 on Form 8-K dated April 26, 2021
10.85

Second Lien Pledge and Security Agreement, dated as of April 22, 2021, made by Lannett Company, Inc. and certain of its subsidiaries from time to time party thereto, in favor of Alter Domus (US) LLC, as collateral agent and administrative agent.

Incorporated by reference to Exhibit 10.85 on Form 8-K dated April 26, 2021
10.86	Cash Flow Intercreditor Agreement, dated as of April 22, 2021, among Wilmington Trust, National Association, as Cash Flow Agent and Alter Domus (US) LLC, as Initial Junior Priority Agent.	Incorporated by reference to Exhibit 10.86 on Form 8-K dated April 26, 2021
10.87

Amendment Number One to Credit and Guaranty Agreement, dated as of April 22, 2021, by and among by Lannett Company, Inc.; the guarantors party thereto, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent and collateral agent.

Incorporated by reference to Exhibit 10.87 on Form 8-K dated April 26, 2021
10.88	Collaboration and License Agreement by and among Lannett Company, Inc. and Sunshine Lake Pharma Co., Ltd.	Incorporated by reference to Exhibit 10.88 on Form 10-Q dated May 6, 2021
10.89	Supply Agreement by and among Lannett Company, Inc. and Sunshine Lake Pharma Co., Ltd.	Incorporated by reference to Exhibit 10.89 on Form 10-Q dated May 6, 2021
10.90	Distribution Agreement Between Respirent Pharmaceuticals Co. Ltd. and Lannett Company, Inc.	Filed Herewith
10.91	Amendment No. 1 to Distribution Agreement Between Respirent Pharmaceuticals Co. Ltd. and Lannett Company, Inc.	Filed Herewith

Exhibit Number	Description	Method of Filing
21.1	Subsidiaries of the Company	Filed Herewith

23.1	Consent of Grant Thornton, LLP	Filed Herewith

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

101.INS	XBRL Instance Document – the instance document does not appear within the Interactive Data File because its XRBL tags are embedded within the Inline XRBL Document	Filed Herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XRBL tags are embedded within the Inline XRBL document	Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANNETT COMPANY, INC.

Date:	August 26, 2021	By:	/s/ Timothy C. Crew
Timothy C. Crew,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	August 26, 2021	By:	/s/ John Kozlowski
John Kozlowski,
Vice President of Finance, Chief Financial Officer and Principal Accounting Officer

Date:	August 26, 2021	By:	/s/ Patrick G. LePore
Patrick G. LePore,
Director, Chairman of the Board of Directors

Date:	August 26, 2021	By:	/s/ Timothy C. Crew
Timothy C. Crew,
Director, Chief Executive Officer, Chairman of Environmental, Social and Governance Committee

Date:	August 26, 2021	By:	/s/ David Drabik
David Drabik,
Director, Chairman of Governance and Nominating Committee

Date:	August 26, 2021	By:	/s/ Paul Taveira
Paul Taveira,
Director, Chairman of Compensation Committee

Date:	August 26, 2021	By:	/s/ Melissa Rewolinski
Melissa Rewolinski,
Director

Date:	August 26, 2021	By:	/s/ John C. Chapman
John C. Chapman,
Director, Chairman of Audit Committee

Date:	August 26, 2021	By:	/s/ Jeffrey Farber
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

Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013) in conducting its assessment as of June 30, 2021. As a result of this assessment, management has concluded that, as of June 30, 2021, the Company’s internal control over financial reporting is effective.

The Company’s independent registered public accounting firm, Grant Thornton, LLP, has issued its report on the effectiveness of the Company’s internal control over financial reporting as of June 30, 2021. Grant Thornton LLP’s opinion on the Company’s internal control over financial reporting appears on page 115 of this Form 10-K.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Lannett Company Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Lannett Company, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended June 30, 2021, and the related notes and financial statement schedule included under Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021, and 2020, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of June 30, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated August 26, 2021 expressed an unqualified opinion.

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

Critical audit matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Reserve for net sales adjustments

As described in Notes 2 and 4 to the financial statements, when the Company recognizes sales, a simultaneous adjustment to gross sales is made for estimated chargebacks, rebates, returns, promotional adjustments and other adjustments. The estimates of these reserves are primarily based on historical experience, future expectations, contractual arrangements with wholesalers and indirect customers and other factors known to management at the time the reserves are recorded and are presented in the financial statements as a reduction to gross sales with the corresponding reserves presented as reductions of accounts receivable or included as rebates payable, depending on the nature of the reserve. We identified the estimation of the reserves for these net sales adjustments by management as a critical audit matter.

The principal considerations for our determination that the reserves for net sales adjustments for estimated chargebacks, rebates, returns, promotional adjustments and other adjustments is a critical audit matter includes the high degree of estimation uncertainty and judgment involved in determining the reserve estimates. There is a high degree of subjectivity in management’s assessment of the reasonableness of the reserves for net sales adjustments, specifically the amount of chargebacks, rebates, returns, promotional adjustments and other adjustments, which requires a heightened level of auditor judgment in auditing the estimates. Further, variations in these estimates could have a significant impact on the recorded reserves for net sales adjustments.

Our audit procedures related to this critical audit matter included the following, among others:

●	We obtained an understanding of management’s processes and controls over calculating the reserves for net sales adjustments, including understanding relevant inputs and assumptions.
●	We evaluated the design and tested the operating effectiveness of key controls relating to the calculation of the reserves for net sales adjustments, including key management review controls over the period-end accrual of chargebacks, rebates, returns, promotional adjustments and other adjustments. We also utilized information technology specialists to assist in testing key controls over the processing of chargebacks submitted by customers.
●	We tested management’s process for calculating the reserves for net sales adjustments. We tested key inputs and assumptions relevant to the adjustments, such as contractual pricing and rebate arrangements with customers, historical returns data, and other contractual arrangements.
●	We reviewed subsequent transactions occurring prior to the date of our audit report, which involved inspecting customer contracts and relevant source documents submitted by customers in conjunction with the chargeback, rebate, return, or other adjustment claims.
●	We performed a look back analysis to assess management’s ability to estimate the reserves for net sales adjustments through review of actual activity compared to previous estimates.

Measurement of the long-lived intangible asset impairment charge

As described further in Notes 2 and 8 to the financial statements, the Company’s long-lived assets, including definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances (“triggering events”) indicate that the carrying amount of the asset may not be recoverable. In December 2020, the Company determined that as a result of the discontinuation of certain lower gross margin product lines and the reduction in net sales and gross margin of certain other product lines, a triggering event and an impairment of intangible assets was present. The impairment loss is measured as the excess of the asset’s carrying value over its fair value, which is calculated using a discounted cash flow model. We identified the measurement of the long-lived asset impairment charge as a critical audit matter.

The principal consideration for our determination that the measurement of the long-lived asset impairment charge is a critical audit matter is that the impairment assessment includes a high degree of estimation uncertainty due to significant management judgments in regards to the assumptions used within the assessment, including the estimates of future cash flows, discount rates and the probability of achieving the estimated cash flows, and for which management utilized an independent valuation specialist (“management’s valuation specialist”). There is a high degree of subjectivity in management’s assessment of the inputs of the impairment assessment, which requires a heightened level of auditor judgment in auditing the estimates. Further, variation in these estimates could have a significant impact on the measurement of the impairment charge.

Our audit procedures related to this critical audit matter included the following, among others:

●	We evaluated the design and tested the operating effectiveness of controls relating to the Company’s quantitative impairment analysis processes, including controls related to the forecasted cash flows and management’s review of key assumptions which were prepared by management’s valuation specialists.
●	We evaluated the level of knowledge, skill, and ability of management’s valuation specialists and their relationship to the Company.

●	We compared the Company’s cash flows used in the forecast model to historical actual results as well as available industry data. With the assistance of internal valuation specialists, we performed audit procedures over the data, methods and assumptions utilized in performing the quantitative impairment assessment, which included reviewing supporting documents and assessing reasonableness by comparing to historical trends and industry expectations. Certain key inputs/ assumptions tested by us included the following:
o	Long-term growth rates
o	Discount rates

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2000.

Philadelphia, Pennsylvania

August 26, 2021

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Lannett Company, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Lannett Company, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended June 30, 2021, and our report dated August 26, 2021 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

August 26, 2021

LANNETT COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2021	June 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$93,286	$144,329
Accounts receivable, net	98,834	125,688
Inventories	109,545	142,867
Income taxes receivable	35,050	14,419
Assets held for sale	2,678	2,678
Other current assets	14,170	13,227
Total current assets	353,563	443,208
Property, plant and equipment, net	166,674	179,518
Intangible assets, net	137,835	374,735
Operating lease right-of-use assets	10,559	9,343
Deferred tax assets	—	117,890
Other assets	15,106	11,861
TOTAL ASSETS	$683,737	$1,136,555

LIABILITIES
Current liabilities:
Accounts payable	$29,585	$32,535
Accrued expenses	13,077	14,962
Accrued payroll and payroll-related expenses	10,680	16,304
Rebates payable	19,025	38,175
Royalties payable	13,779	20,863
Restructuring liability	8	27
Current operating lease liabilities	2,045	1,097
Short-term borrowings and current portion of long-term debt	—	88,189
Other current liabilities	2,270	2,713
Total current liabilities	90,469	214,865
Long-term debt, net	590,683	592,940
Long-term operating lease liabilities	11,047	9,844
Other liabilities	19,009	16,010
TOTAL LIABILITIES	711,208	833,659
Commitments and contingencies (Notes 10 and 11)

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock ($0.001 par value, 100,000,000 shares authorized; 40,913,148 and 39,963,127 shares issued; 39,576,606 and 38,798,787 shares outstanding at June 30, 2021 and June 30, 2020, respectively)	41	40
Additional paid-in capital	355,239	321,164
Accumulated deficit	(364,766)	(1,291)
Accumulated other comprehensive loss	(548)	(627)
Treasury stock (1,336,542 and 1,164,340 shares at June 30, 2021 and June 30, 2020, respectively)	(17,437)	(16,390)
Total stockholders’ equity (deficit)	(27,471)	302,896
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$683,737	$1,136,555

The accompanying notes are an integral part of the Consolidated Financial Statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Fiscal Year Ended June 30,
	2021	2020	2019
Net sales	$478,778	$545,744	$655,407
Cost of sales	378,335	348,508	379,601
Amortization of intangibles	24,850	32,016	32,196
Gross profit	75,593	165,220	243,610
Operating expenses:
Research and development expenses	24,173	29,978	38,807
Selling, general and administrative expenses	68,078	79,467	87,648
Restructuring expenses	4,043	1,771	4,095
Asset impairment charges	216,550	34,448	375,381
Total operating expenses	312,844	145,664	505,931
Operating income (loss)	(237,251)	19,556	(262,321)
Other income (loss):
Loss on extinguishment of debt	(10,341)	(2,145)	(448)
Investment income	236	1,646	3,166
Interest expense	(53,830)	(66,845)	(84,624)
Other	(1,664)	(840)	(2,018)
Total other loss	(65,599)	(68,184)	(83,924)
Loss before income tax	(302,850)	(48,628)	(346,245)
Income tax expense (benefit)	60,625	(15,262)	(74,138)
Net loss	$(363,475)	$(33,366)	$(272,107)

Loss per common share (1):
Basic	$(9.23)	$(0.86)	$(7.20)
Diluted	$(9.23)	$(0.86)	$(7.20)

Weighted average common shares outstanding (1):
Basic	39,391,589	38,592,618	37,779,812
Diluted	39,391,589	38,592,618	37,779,812

________________________________

(1) See Note 14 "Loss Per Common Share" for details on calculation.

The accompanying notes are an integral part of the Consolidated Financial Statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Fiscal Year Ended June 30,
	2021	2020	2019
Net loss	$(363,475)	$(33,366)	$(272,107)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	79	(12)	(100)
Total other comprehensive income (loss)	79	(12)	(100)
Comprehensive loss	$(363,396)	$(33,378)	$(272,207)

The accompanying notes are an integral part of the Consolidated Financial Statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

				Retained	Accumulated
	Common Stock		Additional	Earnings	Other		Total
	Shares		Paid-In	(Accumulated	Comprehensive	Treasury	Stockholders’
	Issued	Amount	Capital	Deficit)	Loss	Stock	Equity (Deficit)

Balance, June 30, 2018	38,257	$38	$306,817	$306,464	$(515)	$(13,889)	$598,915

Shares issued in connection with share-based compensation plans	713	1	1,179	—	—	—	1,180
Share-based compensation	—	—	9,027	—	—	—	9,027
Purchase of treasury stock	—	—	—	—	—	(592)	(592)
Other comprehensive income	—	—	—	—	(100)	—	(100)
ASC 606 adjustment	—	—	—	(2,282)	—	—	(2,282)
Net loss	—	—	—	(272,107)	—	—	(272,107)

Balance, June 30, 2019	38,970	$39	$317,023	$32,075	$(615)	$(14,481)	$334,041

Shares issued in connection with share-based compensation plans	993	1	997	—	—	—	998
Share-based compensation	—	—	10,216	—	—	—	10,216
Purchase of treasury stock	—	—	—	—	—	(1,909)	(1,909)
Other comprehensive income	—	—	—	—	(12)	—	(12)
Capped call transaction	—	—	(7,072)	—	—	—	(7,072)
Net loss	—	—	—	(33,366)	—	—	(33,366)

Balance, June 30, 2020	39,963	$40	$321,164	$(1,291)	$(627)	$(16,390)	$302,896

Shares issued in connection with share-based compensation plans	950	1	663	—	—	—	664
Share-based compensation	—	—	9,037	—	—	—	9,037
Purchase of treasury stock	—	—	—	—	—	(1,047)	(1,047)
Issuance of warrant	—	—	24,375	—	—	—	24,375
Other comprehensive income	—	—	—	—	79	—	79
Net loss	—	—	—	(363,475)	—	—	(363,475)

Balance, June 30, 2021	40,913	$41	$355,239	$(364,766)	$(548)	$(17,437)	$(27,471)

The accompanying notes are an integral part of the Consolidated Financial Statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended
	June 30,
	2021	2020	2019
OPERATING ACTIVITIES:
Net loss	$(363,475)	$(33,366)	$(272,107)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	47,824	56,309	55,594
Deferred income tax expense (benefit)	117,890	(8,585)	(87,242)
Share-based compensation	9,037	10,216	9,027
Asset impairment charges	216,550	34,448	375,381
Loss (gain) on sale/disposal of assets	171	(159)	1,559
Loss on extinguishment of debt	10,341	2,145	448
Accrual of payment-in-kind interest on Second Lien Credit Facility	3,642	—	—
Amortization of debt discount and other debt issuance costs	10,146	14,336	17,641
Provision for inventory write-downs	24,328	10,341	21,765
Other noncash expenses	1,021	1,969	2,579
Changes in assets and liabilities which provided (used) cash:
Accounts receivable, net	26,854	39,064	84,949
Inventories	8,994	(9,237)	(24,101)
Income taxes receivable/payable	(20,437)	(14,465)	18,319
Other assets	2,509	4,095	2,643
Rebates payable	(19,150)	(8,000)	(3,225)
Royalties payable	(7,084)	4,648	10,260
Restructuring liability	(19)	(2,288)	(4,391)
Operating lease liability	(194)	(1,464)	—
Accounts payable	(2,950)	19,042	(43,274)
Accrued expenses	(1,885)	2,213	(1,620)
Accrued payroll and payroll-related expenses	(5,624)	(3,620)	12,105
Other liabilities	2,362	(1,628)	—
Net cash provided by operating activities	60,851	116,014	176,310
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(10,415)	(18,330)	(24,340)
Proceeds from sale of property, plant and equipment	114	7,380	14,450
Proceeds from sale of outstanding loan to Variable Interest Entity (“VIE”)	—	—	5,600
Advance to VIE	—	(250)	—
Purchases of intangible assets	(4,500)	(28,800)	(3,000)
Net cash used in investing activities	(14,801)	(40,000)	(7,290)
FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	356,225	86,250	—
Purchase of capped call	—	(7,072)	—
Repayments of long-term debt	(437,926)	(146,700)	(126,743)
Proceeds from issuance of stock	664	998	1,180
Payment of debt issuance costs	(10,088)	(3,489)	(1,102)
Purchase of treasury stock	(1,047)	(1,909)	(592)
Net cash used in financing activities	(92,172)	(71,922)	(127,257)
Effect on cash and cash equivalents of changes in foreign exchange rates	79	(12)	(100)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(46,043)	4,080	41,663
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	144,329	140,249	98,586
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$98,286	$144,329	$140,249

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$34,859	$51,928	$66,750
Income taxes paid (refunded)	$(36,830)	$7,787	$(4,641)
Andor Pharmaceuticals, LLC (“Andor”) License Agreement acquisition	$—	$—	$16,000
Accrued purchases of property, plant and equipment	$1,809	$2,295	$765
Issuance of warrant in connection with Second Lien Credit Facility	$24,375	$—	$—

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

In light of the economic impacts of COVID-19, the Company reviewed the assets on our Consolidated Balance Sheet as of June 30, 2021, including intangible and other long-lived assets. Based on our review, the Company determined that no impairments or other write-downs specifically related to COVID-19 were necessary during Fiscal Year 2021. Our assessment is based on information currently available and is highly reliant on various assumptions. Changes in market conditions could impact the Company’s future outlook and may lead to impairments in the future.

While COVID-19 has thus far not had a material impact on the Company’s operations, subsequent to an initial stocking up of supplies by our customers at the start of the pandemic, the total volume of drug prescriptions being written in the country has decreased causing less demand for our products. We cannot reasonably predict the ultimate impact of COVID-19 on our future results of operations and cash flows due to the continued uncertainty around the duration and severity of the pandemic.

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

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are required in the determination of revenue recognition and sales deductions for estimated chargebacks, rebates, returns and other adjustments including a provision for the Company’s liability under the Medicare Part D program. Additionally, significant estimates and assumptions are required when determining the value of inventories and long-lived assets, including intangible assets, income taxes, and contingencies.

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

Cash, cash equivalents and restricted cash

The Company considers all highly liquid investments with original maturities less than or equal to three months at the date of purchase to be cash and cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value, and consist of bank deposits and money market funds. The Company maintains its cash deposits and cash equivalents at well-known, stable financial institutions. Such amounts frequently exceed insured limits. In connection with the Second Lien Secured Loan Facility (“Second Lien Facility”), which is discussed in further detail in Note 9 “Long-Term Debt,” the Company is required to maintain at least $5 million in a deposit account at all times, subject to control by the Second Lien Collateral Agent. At June 30, 2021, the Company classified this balance as restricted cash, which is included in other assets on the Consolidated Balance Sheets.

Presented in the table below is a reconciliation of the cash, cash equivalents and restricted cash amounts presented on the Consolidated Balance Sheets to the sum of such amounts presented on the Consolidated Statements of Cash Flows for the periods ended June 30, 2021, 2020 and 2019.

	June 30, 2021	June 30, 2020	June 30, 2019
Cash and cash equivalents	$93,286	$144,329	$140,249
Restricted cash, included in other assets	5,000	—	—
Cash, cash equivalents and restricted cash as presented on the Consolidated Statements of Cash Flows	$98,286	$144,329	$140,249

Allowance for doubtful accounts

On July 1, 2020, the Company adopted guidance issued by the FASB in ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which requires the Company to recognize an allowance that reflects a current estimate of credit losses expected to be incurred over the life of the financial asset, including trade receivables. The adoption of ASU 2016-13 did not have a material impact on the Company’s Consolidated Financial Statements for the fiscal year ended June 30, 2021. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time balances are past due, the Company’s previous loss history, the customer’s current ability to pay its obligations to the Company and the expected condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they are determined to be uncollectible.

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

Segment Information

The Company operates in one reportable segment, generic pharmaceuticals. As such, the Company aggregates its financial information for all products. The following table identifies the Company’s net sales by medical indication for fiscal years ended June 30, 2021, 2020 and 2019. The medical indication categories for the fiscal year ended June 30, 2019 were reclassified to better align with industry standards and the Company’s peers.

(In thousands)	Fiscal Year Ended June 30,
Medical Indication	2021	2020	2019
Analgesic	$14,684	$8,680	$8,251
Anti-Psychosis	43,720	104,934	73,453
Cardiovascular	65,987	88,576	101,467
Central Nervous System	95,115	77,256	59,019
Endocrinology	27,070	—	197,522
Gastrointestinal	67,540	73,477	63,043
Infectious Disease	67,761	73,237	16,950
Migraine	25,554	44,266	41,592
Respiratory/Allergy/Cough/Cold	9,258	11,576	12,479
Urinary	5,786	4,225	6,755
Other	35,312	35,013	51,517
Contract manufacturing revenue	20,991	24,504	23,359
Total net sales	$478,778	$545,744	$655,407

Customer, Supplier and Product Concentration

The following table presents the percentage of total net sales, for the fiscal years ended June 30, 2021, 2020 and 2019, for certain of the Company’s products, defined as products containing the same active ingredient or combination of ingredients, which accounted for at least 10% of total net sales in any of those periods:

	June 30,	June 30,	June 30,
	2021	2020	2019
Product 1	12%	10%	—%
Product 2	7%	18%	10%
Product 3	3%	—%	30%

The following table presents the percentage of total net sales, for the fiscal years ended June 30, 2021, 2020 and 2019, for certain of the Company’s customers which accounted for at least 10% of total net sales in any of those periods:

	June 30,	June 30,	June 30,
	2021	2020	2019
Customer A	27%	25%	21%
Customer B	21%	23%	18%
Customer C	12%	11%	10%
Customer D	—%	—%	12%

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

Leases

The Company complies with ASC Topic 842, Leases, which superseded ASC Topic 840, Leases. Under ASC 842, when the Company enters into a new arrangement, it must determine, at the inception date, whether the arrangement is or contains a lease. This determination generally depends on whether the arrangement conveys to the Company the right to control the use of an explicitly or implicitly identified asset for a period of time in exchange for consideration. Control of an underlying asset is conveyed to the Company if the Company obtains the rights to direct the use of and to obtain substantially all of the economic benefits from using the underlying asset. Once a lease has been identified, the Company must determine the lease term, the present value of lease payments and the classification of the lease as either operating or financing.

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

Restructuring Costs

The Company records charges associated with approved restructuring plans to remove duplicative headcount and infrastructure associated with business acquisitions or to simplify business processes. Restructuring charges can include severance costs to eliminate a specified number of employees, infrastructure charges to vacate facilities and consolidate operations and contract cancellation costs. The Company records restructuring charges based on estimated employee terminations, site closure and consolidation plans. The Company accrues severance and other employee separation costs under these actions when it is probable that a liability exists, and the amount is reasonably estimable.

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

Self-Insurance

The Company self-insures for certain employee medical and prescription benefits. The Company also maintains stop loss coverage with third party insurers to limit its total liability exposure. The liability for self-insured risks is primarily calculated using independent third-party actuarial valuations which take into account actual claims, claims growth and claims incurred but not yet reported. Actual experience, including claim frequency and severity as well as health-care inflation, could result in different liabilities than the amounts currently recorded. The liability for self-insured risks under this plan was not material to the consolidated financial position of the Company as of June 30, 2021 and June 30, 2020.

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

Earnings (Loss) Per Common Share

The presentation of basic and diluted earnings (loss) per common share is required on the face of the Company's Consolidated Statements of Operations as well as a reconciliation of the computation of basic earnings (loss) per common share to diluted earnings (loss) per common share. In accordance with ASC 260, Earnings per share, the Company computes earnings (loss) per share using the two-class method, which requires an allocation of earnings between the holders of common stock and the Company’s participating security holders. The warrants issued in connection with the Second Lien Secured Loan Facility (the “Warrants”) are considered participating securities, as discussed further in Note 13 “Warrants.” Basic earnings (loss) per share is calculated by dividing net income (loss) available to common stockholders, which excludes the income allocated to participating security holders, by the basic weighted average common shares outstanding.

For purposes of determining diluted earnings per share, the Company further adjusts the basic earnings per share to include the effect of potentially dilutive shares outstanding, including options and restricted stock awards, the 4.50% Convertible Senior Notes (the “Convertible Notes”), and the Warrants. In this calculation, the Company reallocates net income based on the rights of each potentially dilutive share and will report the most dilutive earnings (loss) per share. The weighted average number of diluted shares is adjusted for the potential dilutive effect of the exercise of stock options, treats unvested restricted stock and performance-based shares as if it were vested, and assumes the conversion of the 4.50% Convertible Senior Notes. The Company uses the “if-converted" method to compute earnings (loss) per share when assuming the conversion of the Convertible Notes, which is calculated by dividing the adjusted "if-converted" net income by the adjusted weighted average number of shares of common stock outstanding during the period. The adjusted "if-converted" net income is adjusted for interest expense and amortization of debt issuance costs, both net of tax, associated with the Convertible Notes. Because the Warrants do not participate in losses, the Company will allocate undistributed earnings when calculating basic and diluted earnings per share in periods of net income only. Anti-dilutive securities are excluded from the calculation. Dilutive shares are also excluded in the calculation in periods of net loss because the effect of including such securities would be anti-dilutive.

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity during a period except those that resulted from investments by or distributions to the Company’s stockholders. Other comprehensive income (loss) refers to gains and losses that are included in comprehensive income (loss) but excluded from income (loss) for all amounts are recorded directly as an adjustment to stockholders’ equity.

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

Note 3. Restructuring Charges

2020 Restructuring Plan

On July 10, 2020, the Board of Directors authorized a restructuring and cost savings plan (the “2020 Restructuring Plan”) to enhance manufacturing efficiencies, streamline operations and reduce the Company’s cost structure. The 2020 Restructuring Plan was implemented, in part, as a result of previously anticipated near-term competition and pricing pressure with respect to certain key products. The 2020 Restructuring Plan included lowering operating costs and reducing the workforce by approximately 80 positions. The 2020 Restructuring Plan was initiated on July 13, 2020 and completed as of December 31, 2020.

The Company incurred $4.0 million in severance-related costs in Fiscal 2021 in connection with the 2020 Restructuring Plan. The Company expects the 2020 Restructuring Plan to result in annual cost savings in excess of $15.0 million.

A reconciliation of the changes in restructuring liabilities associated with the 2020 Restructuring Plan from June 30, 2020 through June 30, 2021 is set forth in the following table:

Employee
(In thousands)	Separation Costs
Balance at June 30, 2020	$—
Restructuring charges	4,043
Payments	(4,035)
Balance at June 30, 2021	$8

Note 4. Accounts Receivable

Accounts receivable consisted of the following components at June 30, 2021 and 2020:

	June 30,	June 30,
(In thousands)	2021	2020
Gross accounts receivable	$239,271	$271,557
Less: Chargebacks reserve	(69,564)	(61,877)
Less: Rebates reserve	(16,272)	(24,536)
Less: Returns reserve	(38,395)	(40,796)
Less: Other deductions	(15,505)	(17,557)
Less: Allowance for doubtful accounts	(701)	(1,103)
Accounts receivable, net	$98,834	$125,688

For the fiscal year ended June 30, 2021, the Company recorded a provision for chargebacks, rebates, returns and other deductions of $650.3 million, $133.9 million, $20.3 million and $68.2 million, respectively. For the fiscal year ended June 30, 2020, the Company recorded a provision for chargebacks, rebates, returns and other deductions of $761.8 million, $223.9 million, $16.9 million and $88.5 million, respectively. For the fiscal year ended June 30, 2019, the Company recorded a provision for chargebacks, rebates, returns and other deductions of $1.0 billion, $250.6 million, $42.0 million and $67.3 million, respectively.

The following table identifies the activity and ending balances of each major category of revenue-related reserve for fiscal years 2021, 2020 and 2019:

Reserve Category
(In thousands)	Chargebacks	Rebates	Returns	Other	Total
Balance at June 30, 2018	$153,034	82,502	43,059	20,021	298,616
Adjustment related to adoption of ASC 606	—	—	—	3,536	3,536
Current period provision	1,047,192	250,555	41,982	67,344	1,407,073
Credits issued during the period	(1,110,659)	(254,783)	(29,487)	(72,773)	(1,467,702)
Balance at June 30, 2019	89,567	78,274	55,554	18,128	241,523
Current period provision	761,787	223,932	16,863	88,468	1,091,050
Credits issued during the period	(789,477)	(239,495)	(31,621)	(89,039)	(1,149,632)
Balance at June 30, 2020	61,877	62,711	40,796	17,557	182,941
Current period provision	650,317	133,898	20,280	68,177	872,672
Credits issued during the period	(642,630)	(161,312)	(22,681)	(70,229)	(896,852)
Balance at June 30, 2021	$69,564	$35,297	$38,395	$15,505	$158,761

For the fiscal years ended June 30, 2021, 2020 and 2019, as a percentage of gross sales the provision for chargebacks was 48.9%, 47.2% and 51.4%, respectively, the provision for rebates was 10.1%, 13.9% and 12.3%, respectively, the provision for returns was 1.5%, 1.0% and 2.1%, respectively and the provision for other adjustments was 5.1%, 5.5% and 3.3%, respectively.

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

Note 5. Inventories

Inventories at June 30, 2021 and 2020 consisted of the following:

	June 30,	June 30,
(In thousands)	2021	2020
Raw Materials	$45,370	$59,703
Work-in-process	12,685	12,235
Finished Goods	51,490	70,929
Total	$109,545	$142,867

During the fiscal years ended June 30, 2021, 2020 and 2019, the Company recorded write-downs to net realizable value for excess and obsolete inventory of $24.3 million, $10.3 million and $21.8 million, respectively. The increase in write-downs for excess and obsolete inventory was primarily related to the discontinuation of certain product lines during the second quarter of Fiscal 2021, which is discussed further in Note 8 “Intangible Assets.”

Note 6. Property, Plant and Equipment

Property, plant and equipment at June 30, 2021 and 2020 consisted of the following:

		June 30,	June 30,
(In thousands)	Useful Lives	2021	2020
Land	—	$1,783	$1,783
Building and improvements	10 - 39 years	103,082	100,285
Machinery and equipment	5 - 10 years	166,617	164,704
Furniture and fixtures	5 - 7 years	3,399	3,116
Less accumulated depreciation		(123,294)	(102,983)
		151,587	166,905
Construction in progress		15,087	12,613
Property, plant and equipment, net		$166,674	$179,518

Depreciation expense for the fiscal years ended June 30, 2021, 2020 and 2019 was $22.9 million, $24.3 million and $23.4 million, respectively.

Property, plant and equipment, net included amounts held in foreign countries in the amount of $0.6 million at June 30, 2021 and June 30, 2020.

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

Financial Instruments Disclosed, But Not Reported, at Fair Value

In April 2021, the Company refinanced its Term Loan B Facility by issuing 7.750% senior secured notes due 2026 (the “Notes”) and entering into a Second Lien Secured Loan Facility (“Second Lien Facility”), which is discussed further in Note 9 “Long Term Debt”. The Company also has 4.50% Convertible Senior Notes (“Convertible Senior Notes”) outstanding as of June 30, 2021. We estimate the fair value of the Notes, the Convertible Senior Notes and, previously, the Term Loan B Facility using market quotations for debt that have quoted prices in active markets (Level 1). Since our Second Lien Facility does not trade on a daily basis in an active market, the fair value estimate is based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities (Level 2). As of June 30, 2021, the estimated fair value of the Notes and the Second Lien Facility were approximately $347 million and $189 million, respectively. The estimated fair value of Term Loan B Facility was approximately $608 million as of June 30, 2020. The estimated fair value of our 4.50% Convertible Senior Notes was approximately $53 million and $58 million as of June 30, 2021 and June 30, 2020, respectively. The fair value as of June 30, 2021 was lower than the carrying value primarily due to the Company’s stock price at June 30, 2021 as compared to the $15.29 conversion price.

Non-recurring Fair Value Measurements

The Company has certain assets that are measured at fair value on a non-recurring basis and are adjusted to fair value only when the carrying values are greater than the fair values. These assets are subject to fair value adjustments when there is evidence of impairment. The Company’s estimation of the fair value of intangible assets for impairment represents a Level 3 fair value measurement, due to the use of internal and external projections and unobservable measurement inputs. Based on an impairment analysis performed during the second quarter of Fiscal 2021, the Company adjusted the KUPI product rights assets and the KUPI in-process research and development asset to fair value, $84.0 million and $4.0 million respectively, as of December 31, 2020. In addition, the Company adjusted certain intangible assets included within the other product rights category of definite-lived intangible to fair value, $3.7 million, as of June 30, 2021 based on an impairment analysis performed during the fourth quarter of Fiscal 2021. Refer to Note 8 “Intangible Assets” for further information.

Note 8. Intangible Assets

Intangible assets, net as of June 30, 2021 and June 30, 2020, consisted of the following:

	Weighted	Gross Carrying Amount		Accumulated Amortization		Intangible Assets, Net
	Avg. Life	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,
(In thousands)	(Yrs.)	2021	2020	2021	2020	2021	2020
Definite-lived:
KUPI product rights	15	83,955	416,154	(4,198)	(125,327)	79,757	290,827
KUPI trade name	2	2,920	2,920	(2,920)	(2,920)	—	—
KUPI other intangible assets	15	19,000	19,000	(7,095)	(5,828)	11,905	13,172
Silarx product rights	15	20,000	20,000	(4,889)	(3,556)	15,111	16,444
Other product rights	10	35,918	50,718	(8,856)	(5,426)	27,062	45,292
Total definite-lived		$161,793	$508,792	$(27,958)	$(143,057)	$133,835	$365,735

Indefinite-lived:
KUPI in-process research and development	—	$4,000	$9,000	$—	$—	$4,000	$9,000
Total indefinite-lived		4,000	9,000	—	—	4,000	9,000
Total intangible assets, net		$165,793	$517,792	$(27,958)	$(143,057)	$137,835	$374,735

For the fiscal years ended June 30, 2021, 2020 and 2019, the Company recorded amortization expense of $24.9 million, $32.0 million and $32.2 million, respectively.

In December 2020, the Company reviewed its product portfolio and decided to discontinue 23 lower gross margin product lines, including product lines that were acquired through various past business and product acquisitions. As a result of the discontinuance and the reduction in net sales and gross margin of certain other product lines, the Company determined that such decision represents a “triggering event” and, therefore, commenced an analysis to determine the potential for impairment of certain long-lived assets, primarily its intangible assets. Based on that analysis, the Company recorded an impairment charge of $193.0 million related to the KUPI product rights intangible assets. The impairment charge is primarily a result of the decline in net sales and gross margin of certain product lines acquired in connection with the KUPI acquisition, including those product lines being discontinued.

In connection with a review of the Company’s product portfolio in the fourth quarter of fiscal year 2021, the Company identified lower projected cash flows as a result of increased competition for the Levothyroxine tablets product, which is sold under an agreement with Cediprof, Inc. As a result, the Company recorded a $17.0 million impairment charge to its intangible asset for the distribution and supply agreement with Cediprof, Inc., which is included within the other product rights category of definite-lived intangible assets.

The Company also recorded a $5.0 million impairment charge in the second quarter of fiscal year 2021 to its KUPI in-process research and development intangible asset due to delays in the expected launch of a product within the portfolio, which resulted in reduced projected cash flows.

In November 2020, the Company entered into Amendment No. 2 to License and Supply Agreement (the “2020 Amendment”) with Recro Gainesville LLC (“Recro”), which amended the Company’s agreement with Recro to exclusively distribute Verelan PM ®, Verelan SR ®, and Verapamil PM. In accordance with the Company’s policy to expense costs to renew or extend the term of a recognized intangible asset as incurred, the Company recorded $5.0 million in consideration to renew the Company’s distribution agreement during Fiscal Year 2021, which is included within cost of sales on the Consolidated Statements of Operations.

Future annual amortization expense consists of the following:

(In thousands)	Amortization
Fiscal Year Ending June 30,	Expense
2022	$14,780
2023	14,587
2024	14,312
2025	14,119
2026	13,465
Thereafter	62,572
$133,835

Note 9. Long-Term Debt

Long-term debt, net consisted of the following:

	June 30,	June 30,
(In thousands)	2021	2020
Term Loan A	$—	$48,844
Unamortized discount and other debt issuance costs	—	(433)
Term Loan A, net	—	48,411
Term Loan B	—	572,857
Unamortized discount and other debt issuance costs	—	(23,278)
Term Loan B, net	—	549,579
7.75% senior secured notes due 2026	350,000	—
Unamortized discount and other debt issuance costs	(5,594)	—
7.75% senior secured notes due 2026, net	344,406	—
Second Lien Secured Loan Facility due 2026 ($190.0M Principal, $5.7M Exit Fee, and $3.6M accrued PIK interest)	199,342	—
Unamortized discount and other debt issuance costs	(36,701)	—
Second Lien Secured Loan Facility due 2026, net	162,641	—
4.50% Convertible Senior Notes due 2026	86,250	86,250
Unamortized discount and other debt issuance costs	(2,614)	(3,111)
4.50% Convertible Senior Notes, net	83,636	83,139
$45 million Amended ABL Credit Facility	—	—
Total debt, net	590,683	681,129
Less short-term borrowings and current portion of long-term debt	—	(88,189)
Total long-term debt, net	$590,683	$592,940

The weighted average interest rate for Fiscal 2021, which includes the impact of paid-in-kind (“PIK”) interest expense incurred during the period, was 8.0%. The weighted average interest rate for Fiscal 2020 was 8.8%.

The Company paid off the outstanding balance of the Term Loan A of $42.0 million on November 25, 2020 with cash on hand. The Company’s undrawn $125.0 million Revolving Credit Facility also expired on November 25, 2020.

On April 22, 2021, the Company issued $350.0 million aggregate principal amount of 7.750% senior secured notes due 2026 (the “Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”) and outside the United States to persons other than U.S. persons in reliance upon Regulation S under the Securities Act. The Notes bear interest semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2021, at a rate of 7.750% per annum in cash. The Notes will mature on April 15, 2026, unless earlier redeemed or repurchased in accordance with their terms.

On April 5, 2021, the Company entered into an Exchange Agreement with certain participating lenders to exchange a portion of their existing Term B Loans for Second Lien Loans pursuant to a new $190.0 million Second Lien Secured Loan Facility (“Second Lien Facility”). On April 22, 2021, in connection with the issuance of the Notes and the entrance into the Amended ABL Credit Facility, which is discussed further below, the exchange between the Company and the participating lenders was consummated. From the Closing Date until the one-year anniversary of the Closing Date, the Second Lien Loans will bear 10.0% PIK interest. Thereafter, the Second Lien notes will bear 5.0% cash interest and 5.0% PIK interest until maturity, except to the extent the Company elects to pay all or a portion of the PIK interest in cash. The Second Lien Loans will mature on July 21, 2026. When a portion or all of the Second Lien Facility is repaid, the Company is required to pay a non-refundable exit fee (“Exit Fee”) equal to 3.0% of the principal amount of the loan repaid up to a maximum of $5.7 million. In connection with the Second Lien Facility, the Company issued to the Participating Lenders warrants to purchase up to 8,280,000 shares of common stock of the Company (the “Warrants”) at an exercise price of $6.88 per share. Refer to Note 13 “Warrants” for further information on the Warrants issued.

In addition to the Notes Offering and the Second Lien Facility, on April 22, 2021, the Company entered into an amendment to that certain Credit and Guaranty Agreement, dated as of December 7, 2020 (such agreement as so amended, the “Amended ABL Credit Agreement”), among the Company, certain of its wholly-owned domestic subsidiaries party thereto, as borrowers or as guarantors, Wells Fargo Bank, National Association, as administrative agent and as collateral agent and the other lenders party thereto, for the purpose of, among other things, increasing the aggregate amount of the revolving credit facility from $30.0 million to $45.0 million and extending the maturity thereof to the fifth anniversary of the closing date of Notes Offering (subject to a springing maturity as set forth therein).

The Amended ABL Credit Agreement provides for a revolving credit facility (the “Amended ABL Credit Facility”) that includes letter of credit and swing line sub-facilities. Borrowing availability under the Amended ABL Credit Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of eligible accounts receivable less certain reserves and subject to certain other adjustments as set forth in the Amended ABL Credit Agreement. Availability is reduced by issuance of letters of credit as well as any borrowings. Loans outstanding under the Amended ABL Credit Agreement bear interest at a floating rate measured by reference to, at the Company’s option, either an adjusted London Inter-Bank Offered Rate (“LIBOR”) (subject to a floor of 0.75%) plus an applicable margin of 2.50% per annum, or an alternate base rate plus an applicable margin of 1.50% per annum. Unused commitments under the Amended ABL Credit Facility are subject to a per annum fee of 0.50% per annum, which fee increases to 0.75% per annum for any quarter during which the company's average usage under the Amended ABL Credit Facility is less than $5.0 million.

The Amended ABL Credit Agreement includes a covenant to maintain a minimum fixed charge coverage ratio of no less than 1.10 to 1.00, which is tested only when Excess Availability is less than 15.0% of the lesser of (A) the borrowing base and (B) the then effective commitments under the Amended ABL Credit Facility for three consecutive business days and continuing until the first day immediately succeeding the last day of 30 consecutive days on which Excess Availability is in excess of such threshold.

The Amended ABL Credit Agreement provides for events of default, which, if any of them occur, would permit or require the principal, premium, if any, and interest on all of the then outstanding obligations under the Amended ABL Credit Facility to be due and payable immediately and the commitments under the Amended ABL Credit Facility to be terminated.

In connection with the Second Lien Facility, the Company is required to maintain at least $5.0 million in a deposit account at all times, subject to control by the Second Lien Collateral Agent and a minimum cash balance of $15.0 million as of the last day of each month. At June 30, 2021, the Company classified the $5.0 million required deposit account balance as restricted cash, which is included in other assets caption on the Consolidated Balance Sheets.

The Company used the net proceeds of the Notes Offering and Second Lien Facility, in addition to cash on hand, to pay off the existing Term Loan B Facility in full and pay certain fees and expenses related to the transactions. In accordance with ASC 470, Debt, the Company also recorded a $10.3 million loss on extinguishment of debt related to the payoff of the Term Loan B Facility.

Long-term debt amounts due, for the twelve-month periods ending June 30 were as follows:

Amounts Payable
(In thousands)	to Institutions
2022	$—
2023	—
2024	—
2025	—
2026	350,000
Thereafter	285,592
Total	$635,592

The long-term debt amounts due above include accrued PIK interest on the Second Lien Facility as of June 30, 2021. Following the one-year anniversary of the closing date of the Second Lien Facility, the Company may elect to pay in cash any interest required to be paid in the form of PIK interest.

The outstanding Notes, Second Lien Facility, and Amended ABL Credit Facility amounts above are guaranteed by all of Lannett’s significant wholly-owned domestic subsidiaries and are collateralized by substantially all present and future assets of the Company.

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

State Attorneys General and Private Plaintiffs Antitrust and Consumer Protection Litigation

In December 2016, the Connecticut Attorney General and various other State Attorneys General filed a civil complaint alleging that six pharmaceutical companies engaged in anti-competitive behavior. The Company was not named in the action and does not compete on the products that formed the basis of the complaint. The complaint was later transferred for pretrial purposes to the United States District Court for the Eastern District of Pennsylvania as part of a multidistrict litigation captioned In re: Generic Pharmaceuticals Pricing Antitrust Litigation (the “MDL”). On October 31, 2017, the State Attorneys General filed a motion for leave to amend their complaint to add numerous additional defendants, including the Company, and claims relating to 13 additional drugs. The District Court granted that motion on June 5, 2018. The State Attorneys General filed their amended complaint on June 18, 2018. The claim relating to Lannett involves alleged price-fixing for one drug, doxycycline monohydrate, but does not involve the pricing for digoxin. The State Attorneys General also allege that all defendants were part of an overarching, industry-wide conspiracy to allocate markets and fix prices generally. On August 15, 2019, the Court denied the defendants' joint motion to dismiss the overarching conspiracy claims but has yet to decide an individual motion filed by the Company to dismiss the overarching conspiracy claims as to it.

On May 10, 2019, the State Attorneys General filed a new lawsuit naming the Company and one of its employees as defendants, along with 33 other companies and individuals. The complaint again alleges an overarching conspiracy and contains claims for price-fixing and market allocation under the Sherman Act and related state laws. The complaint focuses on the conduct of another generic pharmaceutical company, and the relationships that company had with other generic companies and their employees. The specific allegations in this complaint against Lannett relate to the Company’s sales of baclofen and levothyroxine. The complaint also names another current employee as a defendant, but the allegations pertain to conduct that occurred prior to their employment by Lannett. In June 2020, the State Attorneys General filed a third overarching conspiracy complaint involving scores of different drugs used primarily to treat dermatological conditions, including alleged price-fixing by the Company for acetazolamide. Both complaints have been added to the MDL.

In 2016 and 2017, the Company and certain competitors were named as defendants in a number of lawsuits filed by private plaintiffs alleging that the Company and certain generic pharmaceutical manufacturers have conspired to fix prices of generic digoxin, levothyroxine, ursodiol and baclofen. These cases are part of a larger group of more than 100 lawsuits generally alleging that over 30 generic pharmaceutical manufacturers and distributors conspired to fix prices for multiple different generic drugs in violation of the federal Sherman Act, various state antitrust laws, and various state consumer protection statutes. The United States also has been granted leave to intervene in the cases. On April 6, 2017, these cases were added to the MDL. The various plaintiffs are grouped into three categories - Direct Purchaser Plaintiffs, End Payer Plaintiffs, and Indirect Reseller Purchasers - and filed Consolidated Amended Complaints (“CACs”) against the Company and the other defendants in August 2017.

The CACs naming the Company as a defendant involve generic digoxin, levothyroxine, ursodiol and baclofen. Pursuant to a court-ordered schedule grouping the 18 different drug cases into three separate tranches, the Company and other generic pharmaceutical manufacturer defendants in October 2017 filed joint and individual motions to dismiss the CACs involving the six drugs in the first tranche, including digoxin. In October 2018, the Court (with one exception) denied defendants’ motions to dismiss plaintiffs’ Sherman Act claims with respect to the drugs in the first tranche. In March 2019, the Company and other defendants filed answers to the Sherman Act claims. In addition, in February 2019, the Court dismissed certain of the plaintiffs’ state law claims but denied the remainder of defendants’ motions to dismiss and set a deadline of April 1, 2019 for certain plaintiffs to amend their existing complaints. Those plaintiffs amended their complaints, but further motions to dismiss the state-law claims remain pending.

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

Between January 2018 and December 2020, a number of opt-out parties filed individual complaints or otherwise commenced actions against the Company and dozens of other companies and individuals alleging an overarching conspiracy and individual conspiracies to fix the prices and allocate markets on scores of different drug products, including digoxin, doxycycline, levothyroxine, ursodiol and baclofen. The opt-out parties include various retailers, insurers and county governments, which have filed federal suits in Pennsylvania, New York, California, Minnesota and Texas. All of those complaints have been added to the MDL but none of the defendants, including the Company, has responded to any of the complaints. Other groups of insurers have commenced actions in Pennsylvania state court against the Company and other drug companies by filing writs of summons, which are not complaints but can serve to toll the running of statutes of limitations. Those state-court cases have not been added to the MDL, although the parties have agreed to stay those cases pending further developments in the MDL.

In June 2020, the Company and a number of other generic pharmaceutical manufacturers were named as defendants in a Statement of Claim in a proposed class proceeding in federal court in Toronto, Ontario, Canada. The case alleges a violation of Canada’s Competition Act. The allegations are similar to those in the MDL alleging an overarching, industry-wide conspiracy to allocate markets and fix the price of generic drugs. That alleged conspiracy reached Canada because these same manufacturers also allegedly sell the majority of generic drugs in Canada. The Statement of Claim alleges that the conspiracy extends to the entire generic pharmaceutical market. The specific drugs identified with respect to the Company are: acetazolamide, baclofen, digoxin, doxycycline monohydrate, levothyroxine, and ursodiol. The Company has not yet responded to the Statement of Claim.

On July 13, 2020, the District Court overseeing the MDL selected as “bellwether” cases the second overarching conspiracy case filed by the state Attorneys General in May 2019 as well as individual-conspiracy cases filed by the Direct Purchaser Plaintiffs, End Payer Plaintiffs, and Indirect Reseller Purchasers involving the drugs clobetasol, clomipramine and pravastatin. The Company is a defendant only in the overarching conspiracy case. On February 9, 2021, the District Court vacated the order selecting the bellwether cases. Thereafter, the District Court re-designated the clobetasol and clomipramine cases as individual-conspiracy bellwethers, and on May 7, 2021, selected the third complaint filed by the state Attorneys General in June 2020 as the new overarching conspiracy bellwether case. The state Attorneys General have since indicated that they intend to amend their complaint in the overarching conspiracy bellwether case but have not yet filed a new amended complaint. To date, none of the bellwether cases have been scheduled for trial.

The Company believes that it acted in compliance with all applicable laws and regulations. Accordingly, the Company disputes the allegations set forth in these class actions and plans to vigorously defend itself against these claims.

Shareholder Litigation

In November 2016, a putative class action lawsuit was filed against the Company and two of its former officers in the federal district court for the Eastern District of Pennsylvania, alleging that the Company and two of its former officers damaged the purported class by making false and misleading statements regarding the Company’s drug pricing methodologies and internal controls. In December 2017, counsel for the putative class filed a second amended complaint. The Company filed a motion to dismiss the second amended complaint in February 2018. In July 2018, the court granted the Company’s motion to dismiss the second amended complaint. In September 2018, counsel for the putative class filed a third amended complaint alleging that the Company and two of its former officers made false and misleading statements regarding the impact of competition on prices and sales of certain of the Company’s products, regarding the potential effects on the Company of regulatory investigations and antitrust litigation, and regarding the defendants’ investigation of purported anticompetitive conduct. The Company filed a motion to dismiss the third amended complaint in November 2018. In May 2019, the court denied the Company’s motion to dismiss the third amended complaint. In July 2019, the Company filed an answer to the third amended complaint. On October 1, 2020, counsel for the putative class filed a motion for class certification. In March 2021, the Company filed a brief in opposition to the motion to certify the putative class. On August 12, 2021, the Court entered an Order granting the motion and certifying the class. In August 2021, the court granted the motion to certify the proposed class, to appoint class representatives, and to appoint class counsel. The Company believes it acted in compliance with all applicable laws and continues to vigorously defend itself from these claims. The Company cannot reasonably predict the outcome of the suit at this time.

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

In February 2020, a shareholder derivative lawsuit was filed against certain of the Company’s current and former officers, directors, and employees in the Court of Chancery of the State of Delaware. The Company was also named as a nominal defendant in the suit. The suit alleges that the defendants breached their fiduciary duties as directors and/or officers of the Company and were unjustly enriched. On March 16, 2020, the Company filed a motion to dismiss the complaint, and a motion to stay the proceedings. On March 27, 2020, the Company filed its opening brief in support of its motion to stay the proceedings. On April 6, 2020, the parties entered into a stipulation and proposed order to stay the action. The Court granted the stipulation and proposed order that same day. In light of the Final Order and Judgment entered in the two earlier filed consolidated shareholder derivative cases referenced above, the parties agreed to dismiss this action, with prejudice. The Court granted Stipulation of Dismissal with Prejudice on November 4, 2020. The Company considers this matter closed.

Genus Life Sciences

In December 2018, Genus Lifesciences, Inc. (“Genus”) sued the Company, Cody Labs, and others in California federal court, alleging violations of the Lanham Act, Sherman Act, and California false advertising law. Genus received FDA approval for a cocaine hydrochloride product in December 2018, and its claims are premised in part on allegations that the Company falsely advertises its unapproved cocaine hydrochloride solution product. The Company denied that it is falsely advertising its cocaine hydrochloride solution product and continued to market its unapproved product relying on the Guidance for FDA Staff and Industry, Marketed Unapproved Drugs — Compliance Policy Guide, pending approval of its Section 505(b)(2) application (until August 15, 2019, when it agreed to a request by the FDA to cease marketing its unapproved product as a result of the approval of a competitor’s product). In January 2019, the Company filed a motion to dismiss the complaint. On May 3, 2019, the Court issued a written decision granting in part and denying in part the motion to dismiss. On June 6, 2019, Genus filed an Amended Complaint. On June 27, 2019, the Company filed a motion to dismiss the amended complaint. By Order dated September 3, 2019, the Court granted in part and denied in part the Company's motion to dismiss. On November 20, 2019, Genus filed a second amended complaint. On December 17, 2019, the Company filed an answer to the second amended complaint. The Company believes it acted in compliance with all applicable laws and regulations and plans to vigorously defend itself from these claims. On August 16, 2021, the Company and Genus reached an agreement in principle to amicably resolve this case, along with three other cases involving the Company’s approved cocaine hydrochloride product. The parties are in the process of negotiating and finalizing various agreements memorializing the settlement and have a motion to stay the case for 60 days.

Sandoz, Inc.

On July 20, 2020, Sandoz, Inc. (“Sandoz”) filed a complaint in federal court in Philadelphia, alleging claims for tortious interference with contract, unfair competition and conversion of confidential information, arising out of Cediprof, Inc.’s (“Cediprof”) termination of Sandoz’s contract to distribute levothyroxine tablets in the United States and certain territories. Along with the complaint, Sandoz filed a motion for a temporary restraining order and preliminary injunction, seeking to enjoin the Company from commencing the distribution of levothyroxine tablets on August 3, 2020. On the same day, Sandoz filed a separate complaint and application for a temporary restraining order and preliminary injunction against Cediprof in federal court in New York, seeking to prevent Cediprof from selling its levothyroxine tablets in the United States and certain of its territories to anyone other than Sandoz. On July 27, 2020, the New York court held a hearing and denied Sandoz’s application for a temporary restraining order, ruling Sandoz had failed to establish irreparable harm. Sandoz subsequently dismissed the complaint and is proceeding against Cediprof in an Arbitration in New York, where the Company has agreed to indemnify Cediprof. On July 28, 2020, the Philadelphia court held a hearing and denied Sandoz’s application for a temporary restraining order, ruling that Sandoz had failed to establish irreparable harm and failed to establish that it is likely to succeed on the merits of its claim against Lannett. On October 5, 2020, the Company filed a motion to dismiss the complaint. On December 28, 2020, the Court granted in part and denied in part the motion, dismissing certain of the claims. The Company has filed a motion to stay the case pending the Arbitration of the Sandoz/Cediprof dispute. On January 11, 2021, the Company filed an answer and counterclaim to the complaint. Upon the conclusion of fact discovery, the Court entered an order on July 16, 2021 staying the remaining deadlines in the case pending the outcome of the Arbitration between Sandoz and Cediprof. The Company denies that it tortiously interfered with Sandoz’s contract or that it converted any of Sandoz’s alleged confidential information. Discovery is ongoing and the Company cannot reasonably predict the outcome of this suit at this time.

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

Note 11. Commitments

Leases

At June 30, 2021 and 2020, the Company has a ROU lease asset of $10.6 million and $9.3 million, respectively, and a ROU liability of $13.1 million and $10.9 million, respectively. The current balance of the ROU liability at June 30, 2021 and 2020 was $2.0 million and $1.1 million, respectively.

In February 2021, the Company extended our existing lease for the warehouse in Seymour, Indiana. The lease term is now set to expire in March 2031. Accordingly, the Company recorded a ROU lease asset and liability totaling $2.3 million, respectively, in the third quarter of Fiscal 2021.

Components of lease costs are as follows:

	Fiscal Year Ended
	June 30,
(In thousands)	2021	2020
Operating lease cost	$1,754	$2,246
Variable lease cost	133	153
Short-term lease cost (a)	448	579
Total	$2,335	$2,978

______________________

(a) Not recorded on the Consolidated Balance Sheet

Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

	Fiscal Year Ended
	June 30,
(In thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,916	$2,086
Non-cash activity:
ROU assets obtained in exchange for new operating lease liabilities	$2,275	$4,317

Weighted average remaining lease term and discount rate for our operating leases are as follows:

	Fiscal Year Ended
	June 30,
	2021		2020
Weighted-average remaining lease term	10	years	9	years
Weighted-average discount rate	8.5%		7.9%

Maturities of lease liabilities by fiscal year for our operating leases are as follows:

(In thousands)	Amounts Due
2022	$2,051
2023	2,064
2024	2,083
2025	2,104
2026	2,124
Thereafter	8,513
Total lease payments	18,939
Less: Imputed interest	5,847
Present value of lease liabilities	$13,092

Other Commitments

During Fiscal 2017, the Company signed an agreement with a company operating in the pharmaceutical business, under which the Company agreed to provide up to $15.0 million in revolving loans, which expires in seven years and bears interest at 2.0%, for the purpose of expansion and other business needs. In Fiscal 2019, the Company sold 50% of the outstanding loan to a third party for $5.6 million, in addition to assigning 50% of all rights, title and interest in the loan and loan documents. As of June 30, 2021, $6.6 million was outstanding under the revolving loan and is included in other assets. Based on the guidance set forth in ASC 810-10 Consolidation, the Company has concluded that it has a variable interest in the entity. However, the Company is not the primary beneficiary to the entity and as such, is not required to consolidate the entity’s results of operations.

In Fiscal 2020, the Company executed a License and Collaboration Agreement with North South Brother Pharmacy Investment Co., Ltd. and HEC Group PTY, Ltd. (collectively, “HEC”) to develop an insulin glargine product that would be biosimilar to Lantus Solostar. Under the terms of the deal, among other things, the Company shall fund up to the initial $32 million of the development costs and split 50/50 any development costs in excess thereof. As of June 30, 2021, the Company has incurred approximately $4 million of development costs towards the $32 million commitment made by the Company. Lannett shall receive an exclusive license to distribute and market the product in the United States upon FDA approval under the 50/50 profit split for the first ten years following commercialization, followed by a 60/40 split in favor of HEC for the following five years. To date, the COVID-19 pandemic has not had a material impact on the development of the insulin glargine product. However, the timing of the product development and approval could be delayed as the COVID-19 pandemic continues.

On February 8, 2021, the Company executed a License and Collaboration Agreement and a Supply Agreement with Sunshine Lake Pharma Co., Ltd. an HEC Group company (“Sunshine”) with respect to the development of a biosimilar insulin aspart product. Under the terms of the deal, among other things, the Company shall fund up to the initial $32 million of the development costs, provided that if total development and other costs paid by Lannett are less than $32 million then the difference will be paid to Sunshine over the first year of commercialization. As of June 30, 2021, the Company has not yet incurred material costs towards the $32 million commitment made by the Company. The parties shall negotiate the sharing of any development costs in excess of $32 million. Lannett shall receive an exclusive license to distribute and market the product in the United States upon FDA approval under the 50/50 profit split for the first ten years following commercialization, followed by a 60/40 split in favor of Sunshine for the following five years.

Note 12. Accumulated Other Comprehensive Loss

The Company’s Accumulated Other Comprehensive Loss was comprised of the following components as of June 30, 2021 and 2020:

	June 30,
(In thousands)	2021	2020
Foreign Currency Translation
Beginning Balance, June 30	$(627)	$(615)
Net income (loss) on foreign currency translation (net of tax of $0 and $0)	79	(12)
Other comprehensive income (loss), net of tax	79	(12)
Total Accumulated Other Comprehensive Loss	$(548)	$(627)

Note 13. Warrants

In connection with the Second Lien Facility, which is discussed further in Note 9 “Long-Term Debt” above, the Company issued to the Participating Lenders warrants to purchase up to 8,280,000 shares of common stock of the Company (the “Warrants”) at an exercise price of $6.88 per share. The Warrants were issued on April 22, 2021 with an eight-year term. The Participating Lenders received registration rights with respect to the shares of common stock of the Company to be received upon exercise of the Warrants. The Company concluded that the Warrants were indexed to its own stock and, therefore, are classified as an equity instrument. In accordance with ASC 470, Debt, the Company allocated the proceeds of the Second Lien Facility issuance based on the relative fair value of the debt instrument and the Warrants separately at the time of issuance, which was determined using the Black-Scholes valuation model. Various assumptions were used in the valuation model, including the expected volatility of 74.2%, the expected life of the Warrants of 8 years, and the risk-free rate of 1.3%. The relative fair value allocated to the Warrants was $24.4 million at the issuance date.

The holders of the Warrants are entitled to receive dividends or distributions of any kind made to the common stockholders to the same extent as if the holder had exercised the Warrant into common stock. Although the Company did not issue or declare dividends during the period, the Warrants are considered participating securities under ASC 260, Earnings per share, for purposes of calculating earnings (loss) per share under the two-class method. Refer to Note 14 “Loss Per Common Share” for further details of the two-class method and the Company’s calculation of earnings (loss) per share.

Note 14. Loss Per Common Share

A reconciliation of the Company’s basic and diluted earnings (loss) per common share was as follows:

	For Fiscal Year Ended June 30,
(In thousands, except share and per share data)	2021	2020	2019
Numerator:
Net loss	$(363,475)	$(33,366)	$(272,107)
Net income allocated to participating securities for the Warrants	—	—	—
Interest expenses applicable to the Convertible Notes, net of tax	—	—	—
Amortization of debt issuance costs applicable to the Convertible Notes, net of tax	—	—	—
Adjusted "if-converted" net loss	$(363,475)	$(33,366)	$(272,107)

Denominator:
Basic weighted average common shares outstanding	39,391,589	38,592,618	37,779,812
Effect of potentially dilutive options and restricted stock awards	—	—	—
Effect of conversion of the Convertible Notes	—	—	—
Effect of participating securities for the Warrants	—	—	—
Diluted weighted average common shares outstanding	39,391,589	38,592,618	37,779,812

Loss per common share:
Basic	$(9.23)	$(0.86)	$(7.20)
Diluted	$(9.23)	$(0.86)	$(7.20)

In accordance with ASC 260, Earnings per share, the Company computes earnings (loss) per share using the two-class method, which requires an allocation of earnings between the holders of common stock and the Company’s participating security holders. Basic earnings (loss) per share is calculated by dividing net income (loss) available to common stockholders, which excludes the income allocated to participating security holders, by the basic weighted average common shares outstanding. For purposes of determining diluted earnings per share, the Company further adjusts the basic earnings per share to include the effect of potentially dilutive shares outstanding, including options and restricted stock awards, the Convertible Notes, and the Warrants. In this calculation, the Company reallocates net income based on the rights of each potentially dilutive share and will report the most dilutive earnings (loss) per share. Because the Warrants do not participate in losses, the Company will allocate undistributed earnings when calculating basic and diluted earnings per share in periods of net income only. The effect of the Warrants is excluded from the calculation of basic and diluted loss per share in the fiscal year ended June 30, 2021.

The number of anti-dilutive shares that have been excluded in the computation of diluted earnings per share for the fiscal years ended June 30, 2021, 2020 and 2019 were 8.0 million, 6.6 million and 1.9 million, respectively. The effect of potentially dilutive shares was excluded from the calculation of diluted loss per share in the fiscal years ended June 30, 2021, 2020 and 2019 because the effect of including such securities would be anti-dilutive.

Note 15. Share-based Compensation

At June 30, 2021, the Company had two share-based employee compensation plans (the 2014 Long-Term Incentive Plan (“LTIP”) and the 2021 LTIP). The 2021 LTIP, which authorized 3.0 million new shares of common stock for future issuances, was approved by the stockholders of the Company in January 2021. Together these plans authorized an aggregate total of 8.0 million shares to be issued. As of June 30, 2021, the plans have a total of 3.1 million shares available for future issuances. No awards have been granted from the 2021 LTIP as of June 30, 2021.

Historically, the Company has issued share-based compensation awards with a vesting period ranging up to 3 years and a maximum contractual term of 10 years. The Company issues new shares of stock when stock options are exercised. As of June 30, 2021, there was $9.5 million of total unrecognized compensation cost related to non-vested share-based compensation awards. That cost is expected to be recognized over a weighted average period of 2.0 years.

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

	2021		2020		2019
Risk-free interest rate	0.2%		1.9%		2.9%
Expected volatility	82.5%		73.7%		58.4%
Expected dividend yield	—%		—%		—%
Forfeiture rate	—%		—%		6.5%
Expected term	5.0	years	5.1	years	5.3	years
Weighted average fair value	$3.86		$4.00		$6.52

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

A stock option summary as of June 30, 2021, 2020 and 2019 and changes during the years then ended, is presented below:

				Weighted
		Weighted-		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
(In thousands, except for weighted average price and life data)	Awards	Price	Value	Life (yrs.)

Outstanding at June 30, 2018	1,057	$22.46	$2,584	5.4
Granted	73	$12.20
Exercised	(94)	$4.06	$311
Forfeited, expired or repurchased	(464)	$30.61
Outstanding at June 30, 2019	572	$17.56	$273	5.0
Granted	522	$6.57
Exercised	(56)	$5.42	$237
Forfeited, expired or repurchased	(47)	$24.73
Outstanding at June 30, 2020	991	$12.11	$678	5.6
Granted	309	$5.95
Exercised	(37)	$4.12	$61
Forfeited, expired or repurchased	(217)	$17.17
Outstanding at June 30, 2021	1,046	$9.51	$25	7.2

Vested and expected to vest at June 30, 2021	1,045	$9.51	$25	7.2
Exercisable at June 30, 2021	383	$14.82	$25	4.9

Restricted Stock

The Company measures restricted stock compensation costs based on the stock price at the grant date less an estimate for expected forfeitures. The annual forfeiture rate used to calculate compensation expense was 6.5% for fiscal years ended June 30, 2021, 2020 and 2019.

A summary of restricted stock awards as of June 30, 2021, 2020 and 2019 and changes during the fiscal years then ended, is presented below:

		Weighted
		Average Grant -	Aggregate
(In thousands, except for weighted average price data)	Awards	date Fair Value	Intrinsic Value

Non-vested at June 30, 2018	704	$20.06
Granted	1,176	9.90
Vested	(434)	19.75	$4,107
Forfeited	(158)	14.00
Non-vested at June 30, 2019	1,288	$11.63
Granted	941	6.45
Vested	(773)	10.54	$6,401
Forfeited	(112)	10.75
Non-vested at June 30, 2020	1,344	$8.70
Granted	901	5.74
Vested	(805)	8.60	$4,668
Forfeited	(90)	9.18
Non-vested at June 30, 2021	1,350	$6.75

Performance-Based Shares

In September 2017, the Company approved a plan to begin granting performance-based awards to certain key executives. The stock-settled awards will cliff vest based on relative Total Shareholder Return (“TSR”) over a three-year performance period. The Company measures share-based compensation cost for TSR awards using a Monte-Carlo simulation model.

A summary of performance-based share awards as of June 30, 2021, 2020 and 2019 and changes during the current fiscal years then ended, is presented below:

		Weighted
		Average Grant -
(In thousands, except for weighted average price and life data)	Awards	date Fair Value

Non-vested at June 30, 2018	20	$25.58
Granted	52	17.69
Vested	—	—
Forfeited	—	—
Non-vested at June 30, 2019	72	$19.92
Granted	178	10.71
Vested	(46)	15.08
Forfeited	—	—
Non-vested at June 30, 2020	204	$12.99
Granted	339	$9.22
Performance adjustment (1)	(12)	$25.58
Non-vested at June 30, 2021	531	$10.29

________________________________________

(1)	Represents the adjustment based on the performance of the September 2017 awards, which was below the Threshold goal level at the end of the three-year performance period.

Employee Stock Purchase Plan

In February 2003, the Company’s stockholders approved an Employee Stock Purchase Plan (“ESPP”). Employees eligible to participate in the ESPP may purchase shares of the Company’s stock at 85% of the lower of the fair market value of the common stock on the first day of the calendar quarter, or the last day of the calendar quarter. Under the ESPP, employees can authorize the Company to withhold up to 10% of their compensation during any quarterly offering period, subject to certain limitations. The ESPP was implemented on April 1, 2003 and is qualified under Section 423 of the Internal Revenue Code. The Board of Directors authorized an aggregate total of 1.1 million shares of the Company’s common stock for issuance under the ESPP. During the fiscal years ended June 30, 2021, 2020 and 2019, 109 thousand shares, 118 thousand shares and 185 thousand shares were issued under the ESPP, respectively. As of June 30, 2021, 1.0 million total cumulative shares have been issued under the ESPP.

The following table presents the allocation of share-based compensation costs recognized in the Consolidated Statements of Operations by financial statement line item:

	For Fiscal Year Ended June 30,
(In thousands)	2021	2020	2019
Selling, general and administrative expenses	$7,016	$7,087	$5,715
Research and development expenses	538	801	750
Cost of sales	1,483	2,328	2,562
Total	$9,037	$10,216	$9,027

Tax benefit at statutory rate	$2,033	$2,299	$2,031

Note 16. Employee Benefit Plan

The Company has a 401(k) defined contribution plan (the “Plan”) covering substantially all employees. Pursuant to the Plan provisions, the Company is required to make matching contributions equal to 50% of each employee’s contribution, not to exceed 4% of the employee’s compensation for the Plan year. Beginning January 1, 2021, the Company reduced the matching contribution to 50% of each employee’s contribution, not to exceed 2% of the employee’s compensation for the Plan year. Contributions to the Plan during the fiscal years ended June 30, 2021, 2020, and 2019 were $1.6 million, $2.2 million and $2.3 million, respectively.

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

Note 17. Income Taxes

On March 27, 2020, in response to COVID-19 and its detrimental impact to the global economy, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law, which provided a stimulus to the U.S. economy in the form of various individual and business assistance programs as well as temporary changes to existing tax law. Among the changes to the provision in business tax laws include a five-year net operating loss carryback for the Fiscal 2019 - 2021 tax years, a deferral of the employer’s portion of certain payroll tax, and an increase in the interest expense deductibility limitation for the Fiscal 2020 and 2021 tax years. ASC 740 requires the tax effects of changes in tax laws or rates to be recorded in the period of enactment. As a result of the CARES Act, the Company will carry back its Fiscal 2021 taxable loss into the Fiscal 2016 tax year, which resulted in an approximately $10.3 million tax rate benefit in the current year. In Fiscal 2020, the Company carried back its taxable loss into the Fiscal 2015 tax year, which resulted in a an approximately $2.8 million tax rate benefit in the fiscal year ended June 30, 2020.

The following table summarizes the components of the provision for income taxes for the fiscal years ended June 30:

(In thousands)	2021	2020	2019
Current Income Tax Expense (Benefit)
Federal	$(57,335)	$(7,082)	$13,185
State and Local	70	405	(81)
Total Current Income Tax Expense (Benefit)	(57,265)	(6,677)	13,104
Deferred Income Tax Expense (Benefit)
Federal	112,414	(6,525)	(85,022)
State and Local	5,476	(2,060)	(2,220)
Total Deferred Income Tax Expense (Benefit)	117,890	(8,585)	(87,242)
Total Income Tax Expense (Benefit)	$60,625	$(15,262)	$(74,138)

A reconciliation of the differences between the effective rates and federal statutory rates was as follows:

	June 30,	June 30,	June 30,
	2021	2020	2019

Federal income tax at statutory rate	21.0%	21.0%	21.0%
State and local income tax, net	(1.4)%	2.7%	0.5%
Nondeductible expenses	(0.1)%	(1.1)%	(0.1)%
Nondeductible drug fee	(0.1)%	(1.6)%	—%
Foreign rate differential	—%	(0.1)%	(0.4)%
Income tax credits	0.2%	2.5%	0.5%
Unrecognized tax benefits	—%	(5.0)%	0.1%
Change in tax laws	5.1%	15.4%	—%
Excess tax benefits on share-based compensation	(0.3)%	(0.8)%	(0.3)%
Valuation allowance	(44.3)%	—%	—%
Other	(0.1)%	(1.6)%	0.1%
Effective income tax rate	(20.0)%	31.4%	21.4%

The principal types of differences between assets and liabilities for financial statement and tax return purposes are accruals, reserves, impairment of intangibles, accumulated amortization, accumulated depreciation and share-based compensation expense. A deferred tax asset is recorded for the future benefits created by the timing of accruals and reserves and the application of different amortization lives for financial statement and tax return purposes. The Company’s deferred tax liability is mainly attributable to different depreciation methods for financial statement and tax return purposes. A deferred tax asset valuation allowance is established if it is more likely than not that the Company will be unable to realize certain of the deferred tax assets. As of June 30, 2021 and 2020, temporary differences which give rise to deferred tax assets and liabilities were as follows:

	June 30,	June 30,
(In thousands)	2021	2020
Deferred tax assets:
Share-based compensation expense	$1,779	$2,661
Reserve for returns	8,213	11,022
Inventory	6,047	4,920
Federal net operating loss	273	273
State net operating loss	9,415	8,387
Impairment on Cody note receivable	1,157	1,171
Accumulated amortization on intangible assets	112,548	79,939
Foreign net operating loss	1,792	1,822
Interest carryforward	21,111	25,392
Operating lease	2,890	3,439
R&D carryforward	1,334	491
Other	849	2,862
Total deferred tax asset	167,408	142,379
Valuation allowance	(153,383)	(14,622)
Total deferred tax asset less valuation allowance	14,025	127,757
Deferred tax liabilities:
Prepaid expenses	239	681
Property, plant and equipment	11,525	5,383
Operating lease	2,261	3,803
Total deferred tax liability	14,025	9,867
Net deferred tax asset	$—	$117,890

The federal and state and local tax deferred tax assets begin to expire in fiscal years 2026 and 2036, respectively. The General Business Credit generated in fiscal year 2021 will expire in fiscal year 2041. The interest carryforward has an indefinite life.

In the fourth quarter of Fiscal 2021, the Company recorded a full valuation allowance of its net deferred tax assets totaling $153.4 million. In determining whether a valuation allowance was necessary, the Company reviewed all available positive and negative evidence including forecasts of future taxable income, historical results of operations, statutory expirations and available tax planning strategies, among other considerations. In accordance with ASC 740 Income Taxes, the weight given to the evidence reviewed was commensurate with the extent each can be objectively verified. Based on our review, the Company determined that the positive evidence related to longer-term projected profitability, when taking into consideration the inherent uncertainty around the available data, was insufficient to overcome the significant negative evidence attributed to recent historical losses incurred as well as the revised forecasts indicating continued competitive pressures on our near-term outlook.

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

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (exclusive of interest and penalties) was as follows:

(In thousands)	Balance
Balance at June 30, 2019	$2,199
Additions for tax positions of the current year	2,467
Additions for tax positions of prior years	(51)
Lapse of statute of limitations	(24)
Balance at June 30, 2020	$4,591
Additions for tax positions of the current year	91
Additions for tax positions of prior years	104
Settlements	(240)
Balance at June 30, 2021	$4,546

The amount of unrecognized tax benefits at June 30, 2021, 2020 and 2019 was $4.5 million, $4.6 million and $2.2 million, respectively, of which $4.4 million, $4.5 million and $2.1 million would impact the Company’s effective tax rate, respectively, if recognized.

The Company has not recorded any interest and penalties for the periods ended June 30, 2021, 2020 and 2019 in the statement of operations and no cumulative interest and penalties have been recorded either in the Company’s Consolidated Balance Sheet as of June 30, 2021 and 2020. The Company will recognize interest accrued on unrecognized tax benefits in interest expense and any related penalties in operating expenses.

The Company files income tax returns in the United States federal jurisdiction and various states. The Company’s federal tax returns for Fiscal Year 2014 and prior generally are no longer subject to review as such years are closed. The Company’s Fiscal Year 2015 through 2017 federal returns are currently under examination by the Internal Revenue Service (“IRS”). In March 2021, the Company was notified that its Fiscal Year 2020 federal return was also selected for examination. The Company has received preliminary assessments from the IRS, which are not considered material to the Company’s Consolidated Statements of Operations; however, we cannot reasonably predict the final outcome of the examinations at this time. In October 2018, the Company was notified that the Commonwealth of Pennsylvania will conduct a routine field audit of the Company’s Fiscal 2016 and Fiscal 2017 corporate tax returns. In March 2021, the Company received a preliminary assessment from the Commonwealth of Pennsylvania, which is not considered material to the Company’s Consolidated Statement of Operations. In December 2019, the Company was notified that the Florida Department of Revenue will conduct a routine field audit of the Company’s Fiscal 2016, 2017 and 2018 corporate tax returns. In December 2020, the Company settled the audit with the Florida Department of Revenue for an immaterial amount.

Note 18. Related Party Transactions

The Company had sales of $2.6 million, $3.0 million and $3.8 million during the fiscal years ended June 30, 2021, 2020 and 2019, respectively, to a generic distributor, Auburn Pharmaceutical Company (“Auburn”), which is a member of the Premier Buying Group. Jeffrey Farber, a current board member, is the owner of Auburn. Accounts receivable includes amounts due from Auburn of $0.4 million and $0.7 million at June 30, 2021 and 2020, respectively.

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

In October 2020, the Company entered into an agreement for the sale of real estate associated with the Cody API business for $3.8 million before fees and selling costs, subject to certain closing conditions. However, prior to closing, the buyer terminated the transaction in December 2020. The Company continues to actively market the real estate. As of June 30, 2021, the remaining real estate associated with the Cody API business, totaling $2.7 million, is recorded in the assets held for sale caption on the Consolidated Balance Sheets.

The following table summarizes the financial results of the Cody API business for the fiscal years ended June 30, 2021, 2020 and 2019:

	Fiscal Year Ended
	June 30,
(In thousands)	2021	2020	2019
Net sales	$—	$1,067	$3,139
Pretax loss attributable to Cody API business	(761)	(6,549)	(51,509)

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