Form 10-Q
period 2021-09-30
LANNETT CO INC
filed 2021-11-04
CIK 57725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission File No. 001-31298

LANNETT COMPANY, INC.

(Exact Name of Registrant as Specified in its Charter)

State of Delaware	23-0787699
(State of Incorporation)	(I.R.S. Employer I.D. No.)

1150 Northbrook Drive, Suite 155

Trevose, PA 19053

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-12 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each class of the registrant’s common stock, as of the latest practical date.

Class	Outstanding as of October 31, 2021
Common stock, par value $0.001 per share	43,004,072

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LANNETT COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share and per share data)

	September 30, 2021	June 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$105,321	$93,286
Accounts receivable, net	94,309	98,834
Inventories	112,637	109,545
Income taxes receivable	34,452	35,050
Assets held for sale	2,678	2,678
Other current assets	15,496	14,170
Total current assets	364,893	353,563
Property, plant and equipment, net	164,154	166,674
Intangible assets, net	135,338	137,835
Operating lease right-of-use assets	10,444	10,559
Other assets	16,039	15,106
TOTAL ASSETS	$690,868	$683,737

LIABILITIES
Current liabilities:
Accounts payable	$36,990	$29,585
Accrued expenses	19,771	13,077
Accrued payroll and payroll-related expenses	9,737	10,680
Rebates payable	25,825	19,025
Royalties payable	14,620	13,779
Current operating lease liabilities	2,049	2,045
Other current liabilities	3,285	2,278
Total current liabilities	112,277	90,469
Long-term debt, net	596,975	590,683
Long-term operating lease liabilities	10,800	11,047
Other liabilities	18,169	19,009
TOTAL LIABILITIES	738,221	711,208
Commitments and contingencies (Notes 10 and 11)

STOCKHOLDERS’ DEFICIT
Common stock ($0.001 par value, 100,000,000 shares authorized; 41,786,848 and 40,913,148 shares issued; 40,302,111 and 39,576,606 shares outstanding at September 30, 2021 and June 30, 2021, respectively)	42	41
Additional paid-in capital	358,361	355,239
Accumulated deficit	(387,108)	(364,766)
Accumulated other comprehensive loss	(524)	(548)
Treasury stock (1,484,737 and 1,336,542 shares at September 30, 2021 and June 30, 2021, respectively)	(18,124)	(17,437)
Total stockholders’ deficit	(47,353)	(27,471)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$690,868	$683,737

The accompanying notes are an integral part of the Consolidated Financial Statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except share and per share data)

	Three Months Ended
	September 30,
	2021	2020
Net sales	$101,525	$126,479
Cost of sales	81,008	92,187
Amortization of intangibles	3,996	8,589
Gross profit	16,521	25,703
Operating expenses:
Research and development expenses	5,764	6,539
Selling, general and administrative expenses	18,905	15,136
Restructuring expenses	—	4,043
Total operating expenses	24,669	25,718
Operating loss	(8,148)	(15)
Other income (expense):
Investment income	34	45
Interest expense	(14,224)	(14,486)
Other	(62)	(23)
Total other expense	(14,252)	(14,464)
Loss before income tax	(22,400)	(14,479)
Income tax benefit	(58)	(7,980)
Net loss	$(22,342)	$(6,499)

Loss per common share (1):
Basic	$(0.56)	$(0.17)
Diluted	$(0.56)	$(0.17)

Weighted average common shares outstanding (1):
Basic	39,927,822	39,070,982
Diluted	39,927,822	39,070,982
(1)	See Note 14 “Earnings (Loss) Per Common Share” for details on calculation.

The accompanying notes are an integral part of the Consolidated Financial Statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(In thousands)

	Three Months Ended
	September 30,
	2021	2020
Net loss	$(22,342)	$(6,499)
Other comprehensive income:
Foreign currency translation gain	24	79
Total other comprehensive income	24	79
Comprehensive loss	$(22,318)	$(6,420)

The accompanying notes are an integral part of the Consolidated Financial Statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

(In thousands)

	Three Months Ended September 30, 2021
					Accumulated
	Common Stock		Additional		Other		Total
	Shares		Paid-In	Accumulated	Comprehensive	Treasury	Stockholders’
	Issued	Amount	Capital	Deficit	Loss	Stock	Deficit
Balance, June 30, 2021	40,913	$41	$355,239	$(364,766)	$(548)	$(17,437)	$(27,471)
Shares issued in connection with share-based compensation plans	874	1	104	—	—	—	105
Share-based compensation	—	—	3,018	—	—	—	3,018
Purchase of treasury stock	—	—	—	—	—	(687)	(687)
Other comprehensive income	—	—	—	—	24	—	24
Net loss	—	—	—	(22,342)	—	—	(22,342)
Balance, September 30, 2021	41,787	$42	$358,361	$(387,108)	$(524)	$(18,124)	$(47,353)

	Three Months Ended September 30, 2020
					Accumulated
	Common Stock		Additional		Other		Total
	Shares		Paid-In	Accumulated	Comprehensive	Treasury	Stockholders’
	Issued	Amount	Capital	Deficit	Loss	Stock	Equity
Balance, June 30, 2020	39,963	$40	$321,164	$(1,291)	$(627)	$(16,390)	$302,896
Shares issued in connection with share-based compensation plans	724	1	282	—	—	—	283
Share-based compensation	—	—	3,342	—	—	—	3,342
Purchase of treasury stock	—	—	—	—	—	(786)	(786)
Other comprehensive income	—	—	—	—	79	—	79
Net loss	—	—	—	(6,499)	—	—	(6,499)
Balance, September 30, 2020	40,687	$41	$324,788	$(7,790)	$(548)	$(17,176)	$299,315

The accompanying notes are an integral part of the Consolidated Financial Statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended
	September 30,
	2021	2020
OPERATING ACTIVITIES:
Net loss	$(22,342)	$(6,499)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,585	14,342
Deferred income tax benefit	—	(2,572)
Share-based compensation	3,018	3,342
Loss (gain) on sale/disposal of assets	56	(6)
Accrual of payment-in-kind interest on Second Lien Credit Facility	4,949	—
Amortization of debt discount and other debt issuance costs	1,440	3,277
Provision for inventory write-downs	2,839	2,605
Other noncash expenses	206	242
Changes in assets and liabilities which provided (used) cash:
Accounts receivable, net	4,525	(13,108)
Inventories	(5,931)	(16,216)
Income taxes receivable/payable	535	(5,106)
Other assets	(2,360)	(4,821)
Rebates payable	6,800	5,072
Royalties payable	841	(2,497)
Operating lease assets/liabilities	(330)	623
Accounts payable	7,405	15,004
Accrued expenses	6,694	647
Accrued payroll and payroll-related expenses	(943)	(6,723)
Other liabilities	230	187
Net cash provided by (used in) operating activities	17,217	(12,207)
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3,472)	(3,227)
Proceeds from sale of property, plant and equipment	348	14
Purchases of intangible assets	(1,500)	(3,000)
Net cash used in investing activities	(4,624)	(6,213)
FINANCING ACTIVITIES:
Repayments of long-term debt	—	(16,711)
Proceeds from issuance of stock	105	283
Purchase of treasury stock	(687)	(786)
Net cash used in financing activities	(582)	(17,214)
Effect on cash and cash equivalents of changes in foreign exchange rates	24	79
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	12,035	(35,555)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	98,286	144,329
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$110,321	$108,774

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$100	$10,241
Income taxes refunded	$(592)	$(303)
Accrued purchases of property, plant and equipment	$1,624	$1,981

The accompanying notes are an integral part of the Consolidated Financial Statements.

LANNETT COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for the presentation of interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited financial statements do not include all the information and footnotes necessary for a comprehensive presentation of the financial position, results of operations and cash flows for the periods presented. In the opinion of management, the unaudited financial statements include all the normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Operating results for the three months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2022. These unaudited financial statements should be read in combination with the other Notes in this section; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 2; and the Consolidated Financial Statements, including the Notes to the Consolidated Financial Statements, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021. The Consolidated Balance Sheet as of June 30, 2021 was derived from audited financial statements.

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

In light of the economic impacts of COVID-19, the Company reviewed the assets on our Consolidated Balance Sheet as of September 30, 2021, including intangible and other long-lived assets. Based on our review, the Company determined that no impairments or other write-downs specifically related to COVID-19 were necessary during the first three months of Fiscal 2022 and during Fiscal 2021. Our assessment is based on information currently available and is highly reliant on various assumptions. Changes in market conditions could impact the Company’s future outlook and may lead to impairments in the future.

While COVID-19 has thus far not had a material impact on the Company’s operations, the total volume of drug prescriptions written in the country decreased causing less demand for our products. Recently, prescription volumes have begun to increase back to pre-pandemic levels. However, we cannot reasonably predict the ultimate impact of COVID-19 on our future results of operations and cash flows due to the continued uncertainty around the duration and severity of the pandemic.

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

Cash, cash equivalents and restricted cash

The Company considers all highly liquid investments with original maturities less than or equal to three months at the date of purchase to be cash and cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value, and consist of bank deposits and money market funds. The Company maintains its cash deposits and cash equivalents at well-known, stable financial institutions. Such amounts frequently exceed insured limits. In connection with the Second Lien Secured Loan Facility (“Second Lien Facility”), the Company is required to maintain at least $5 million in a deposit account at all times, subject to control by the Second Lien Collateral Agent. At September 30, 2021, the Company classified this balance as restricted cash, which is included in other assets.

Presented in the table below is a reconciliation of the cash, cash equivalents and restricted cash amounts presented on the Consolidated Balance Sheets to the sum of such amounts presented on the Consolidated Statements of Cash Flows for the periods ended September 30, 2021 and 2020.

	September 30, 2021	September 30, 2020
Cash and cash equivalents	$105,321	$108,774
Restricted cash, included in other assets	5,000	—
Cash, cash equivalents and restricted cash as presented on the Consolidated Statements of Cash Flows	$110,321	$108,774

Allowance for doubtful accounts

The Company complies with ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which requires the Company to recognize an allowance that reflects a current estimate of credit losses expected to be incurred over the life of the financial asset, including trade receivables. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time balances are past due, the Company’s previous loss history, the customer’s current ability to pay its obligations to the Company and the expected condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they are determined to be uncollectible.

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

Intangible Assets

Definite-lived intangible assets are stated at cost less accumulated amortization. Amortization of definite-lived intangible assets is computed on a straight-line basis over the assets’ estimated useful lives, which commences upon shipment of the product. The Company continually evaluates the reasonableness of the useful lives of these assets. Indefinite-lived intangible assets are not amortized, but instead are tested at least annually for impairment. Costs to renew or extend the term of a recognized intangible asset are expensed as incurred.

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

Segment Information

The Company operates in one reportable segment, generic pharmaceuticals. As such, the Company aggregates its financial information for all products. The table below identifies the Company’s net sales by medical indication for the three months ended September 30, 2021 and 2020.

	Three Months Ended
(In thousands)	September 30,
Medical Indication	2021	2020
Analgesic	$5,314	$3,120
Anti-Psychosis	3,715	13,028
Cardiovascular	14,100	19,714
Central Nervous System	22,785	22,525
Endocrinology	7,845	3,233
Gastrointestinal	15,240	17,100
Infectious Disease	12,515	21,932
Migraine	4,685	9,690
Respiratory/Allergy/Cough/Cold	3,114	1,426
Urinary	1,176	1,458
Other	9,176	7,634
Contract manufacturing revenue	1,860	5,619
Total net sales	$101,525	$126,479

Customer, Supplier and Product Concentration

The following table presents the percentage of total net sales, for the three months ended September 30, 2021 and 2020, for certain of the Company’s products, defined as products containing the same active ingredient or combination of ingredients, which accounted for at least 10% of net sales in any of those periods:

	Three Months Ended
	September 30,
	2021	2020
Product 1	10%	15%

The following table presents the percentage of total net sales, for the three months ended September 30, 2021 and 2020, for certain of the Company’s customers which accounted for at least 10% of net sales in any of those periods:

	Three Months Ended
	September 30,
	2021	2020
Customer A	30%	26%
Customer B	20%	22%
Customer C	15%	10%

Revenue Recognition

The Company complies with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue when (or as) we satisfy our performance obligations by transferring a promised good or service to a customer at an amount that reflects the consideration the Company is expected to be entitled. Our revenue consists almost entirely of sales of our pharmaceutical products to customers, whereby we ship product to a customer pursuant to a purchase order. Revenue contracts such as these do not generally give rise to contract assets or contract liabilities because: (i) the underlying contracts generally have only a single performance obligation and (ii) we do not generally receive consideration until the performance obligation is fully satisfied. The revenue standard impacts the timing of the Company’s revenue recognition by requiring recognition of certain contract manufacturing arrangements to change from “upon shipment or delivery” to “over time.” However, the recognition of these arrangements over time does not currently have a material impact on the Company’s consolidated results of operations or financial position.

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

Leases

The Company complies with ASC Topic 842, Leases, which states that when the Company enters into a new arrangement, it must determine, at the inception date, whether the arrangement is or contains a lease. This determination generally depends on whether the arrangement conveys to the Company the right to control the use of an explicitly or implicitly identified asset for a period of time in exchange for consideration. Control of an underlying asset is conveyed to the Company if the Company obtains the rights to direct the use of and to obtain substantially all of the economic benefits from using the underlying asset. Once a lease has been identified, the Company must determine the lease term, the present value of lease payments and the classification of the lease as either operating or financing.

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

The Company has elected, as an accounting policy, not to apply the recognition requirements in ASC 842 to short-term leases. Short-term leases are leases that have a term of 12 months or less and do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise. The Company recognizes the lease payments for short-term leases on a straight-line basis over the lease term and the lease cost is not recorded on the Consolidated Balance Sheets.

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

Share-based Compensation

Share-based compensation costs are recognized over the vesting period, using a straight-line method, based on the fair value of the instrument on the date of grant less an estimate for expected forfeitures. The Company uses the stock price on the grant date to value restricted stock and performance-based shares with vesting based on the satisfaction of a performance condition. The Company uses the Black-Scholes valuation model to determine the fair value of stock options and the Monte-Carlo simulation model to determine the fair value of performance-based shares with a market condition. The Black-Scholes valuation and Monte-Carlo simulation models include various assumptions, including the expected volatility, the expected life of the award, dividend yield and the risk-free interest rate as well as performance assumptions of peer companies. These assumptions involve inherent uncertainties based on market conditions which are generally outside the Company’s control. Changes in these assumptions could have a material impact on share-based compensation costs recognized in the Consolidated Financial Statements.

Self-Insurance

The Company self-insures for certain employee medical and prescription benefits. The Company also maintains stop loss coverage with third party insurers to limit its total liability exposure. The liability for self-insured risks is primarily calculated using independent third-party actuarial valuations which take into account actual claims, claims growth and claims incurred but not yet reported. Actual experience, including claim frequency and severity as well as health-care inflation, could result in different liabilities than the amounts currently recorded. The liability for self-insured risks under this plan was $1.3 million and $0.8 million as of September 30, 2021 and June 30, 2021, respectively, and is recorded in the accrued payroll and payroll-related expenses caption in the Consolidated Balance Sheets.

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

For purposes of determining diluted earnings per share, the Company further adjusts the basic earnings per share to include the effect of potentially dilutive shares outstanding, including options and restricted stock awards, the 4.50% Convertible Senior Notes (the “Convertible Notes”), and the Warrants. In this calculation, the Company reallocates net income based on the rights of each potentially dilutive share and will report the most dilutive earnings (loss) per share. The weighted average number of diluted shares is adjusted for the potential dilutive effect of the exercise of stock options, treats unvested restricted stock as if it were vested, includes performance-based shares that would be issued if the performance criteria were met as of the end of the reporting period, and assumes the conversion of the 4.50% Convertible Senior Notes. The Company uses the “if-converted" method to compute earnings (loss) per share when assuming the conversion of the Convertible Notes, which is calculated by dividing the adjusted "if-converted" net income by the adjusted weighted average number of shares of common stock outstanding during the period. The adjusted "if-converted" net income is adjusted for interest expense and amortization of debt issuance costs, both net of tax, associated with the Convertible Notes. Because the Warrants do not participate in losses, the Company will allocate undistributed earnings when calculating basic and diluted earnings per share in periods of net income only. Anti-dilutive securities are excluded from the calculation. Dilutive shares are also excluded in the calculation in periods of net loss because the effect of including such securities would be anti-dilutive.

Comprehensive Income (Loss)

Comprehensive income (loss) reflects all changes in equity during a period except those that resulted from investments by or distributions to the Company’s stockholders. This includes, but is not limited to, foreign currency translation gain (loss). Other comprehensive income (loss) refers to gains and losses that are included in comprehensive income (loss) but excluded from income (loss) for all amounts are recorded directly as an adjustment to stockholders’ equity.

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

Note 4. Accounts Receivable, net

Accounts receivable, net consisted of the following components at September 30, 2021 and June 30, 2021:

	September 30,	June 30,
(In thousands)	2021	2021
Gross accounts receivable	$239,211	$239,271
Less: Chargebacks reserve	(71,807)	(69,564)
Less: Rebates reserve	(16,592)	(16,272)
Less: Returns reserve	(36,462)	(38,395)
Less: Other deductions	(18,968)	(15,505)
Less: Allowance for doubtful accounts	(1,073)	(701)
Accounts receivable, net	$94,309	$98,834

For the three months ended September 30, 2021, the Company recorded a provision for chargebacks, rebates (including rebates presented as rebates payable), returns and other deductions of $131.2 million, $28.8 million, $5.9 million and $19.0 million, respectively. For the three months ended September 30, 2020, the Company recorded a provision for chargebacks, rebates (including rebates presented as rebates payable), returns and other deductions of $188.3 million, $34.3 million, $5.5 million and $15.8 million, respectively.

The following table identifies the activity and ending balances of each major category of revenue-related reserve for the three months ended September 30, 2021 and 2020:

Reserve Category
(In thousands)	Chargebacks	Rebates	Returns	Other	Total
Balance at June 30, 2021	$69,564	$35,297	$38,395	$15,505	$158,761
Current period provision	131,195	28,760	5,939	19,010	184,904
Credits issued during the period	(128,952)	(21,640)	(7,872)	(15,547)	(174,011)
Balance at September 30, 2021	$71,807	$42,417	$36,462	$18,968	$169,654

Reserve Category
(In thousands)	Chargebacks	Rebates	Returns	Other	Total
Balance at June 30, 2020	$61,877	$62,711	$40,796	$17,557	$182,941
Current period provision	188,297	34,280	5,526	15,781	243,884
Credits issued during the period	(179,737)	(42,269)	(5,787)	(16,741)	(244,534)
Balance at September 30, 2020	$70,437	$54,722	$40,535	$16,597	$182,291

For the three months ended September 30, 2021 and 2020, as a percentage of gross sales the provision for chargebacks was 46.1% and 51.7%, the provision for rebates was 10.1% and 9.4%, the provision for returns was 2.1% and 1.5% and the provision for other adjustments was 6.7% and 4.3%, respectively.

We have not recorded any material amounts in the current period related to reversals or additions of prior period reserves.

Note 5. Inventories

Inventories at September 30, 2021 and June 30, 2021 consisted of the following:

	September 30,	June 30,
(In thousands)	2021	2021
Raw Materials	$47,203	$45,370
Work-in-process	9,719	12,685
Finished Goods	55,715	51,490
Total	$112,637	$109,545

During the three months ended September 30, 2021 and 2020, the Company recorded write-downs to net realizable value for excess and obsolete inventory of $2.8 million and $2.6 million, respectively.

Note 6. Property, Plant and Equipment, net

Property, plant and equipment, net at September 30, 2021 and June 30, 2021 consisted of the following:

		September 30,	June 30,
(In thousands)	Useful Lives	2021	2021
Land	—	$1,783	$1,783
Building and improvements	10 - 39 years	105,187	103,082
Machinery and equipment	5 - 10 years	166,894	166,617
Furniture and fixtures	5 - 7 years	3,535	3,399
Less accumulated depreciation		(128,801)	(123,294)
		148,598	151,587
Construction in progress		15,556	15,087
Property, plant and equipment, net		$164,154	$166,674

Depreciation expense for the three months ended September 30, 2021 and 2020 was $5.6 million and $5.8 million, respectively.

Property, plant and equipment, net included amounts held in foreign countries in the amount of $0.6 million at September 30, 2021 and June 30, 2021.

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

The Company follows the authoritative guidance of ASC Topic 820, Fair Value Measurements and Disclosures.” Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The authoritative guidance also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Company’s financial assets and liabilities measured at fair value are entirely within Level 1 of the hierarchy as defined below:

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

Financial Instruments Disclosed, But Not Reported, at Fair Value

We estimate the fair value of 7.750% Senior Secured Notes due 2026 (the “Notes”) and the 4.50% Convertible Senior Notes (“Convertible Senior Notes”) using market quotations for debt that have quoted prices in active markets (Level 1). Since our Second Lien Secured Loan Facility (“Second Lien Facility”) does not trade on a daily basis in an active market, the fair value estimate is based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities (Level 2). The estimated fair value of the Notes as of September 30, 2021 and June 30, 2021 was approximately $323 million and $347 million, respectively. The estimated fair value of the Second Lien Facility as of September 30, 2021 and June 30, 2021 was approximately $175 million and $189 million, respectively. The estimated fair value of the Convertible Senior Notes was approximately $40 million and $53 million as of September 30, 2021 and June 30, 2021, respectively. The fair value of the Convertible Senior Notes as of September 30, 2021 was lower than the carrying value primarily due to the Company’s stock price at September 30, 2021 as compared to the $15.29 conversion price.

Note 8. Intangible Assets

Intangible assets, net as of September 30, 2021 and June 30, 2021 consisted of the following:

	Weighted	Gross Carrying Amount		Accumulated Amortization		Intangible Assets, Net
	Avg. Life	September 30,	June 30,	September 30,	June 30,	September 30,	June 30,
(In thousands)	(Yrs.)	2021	2021	2021	2021	2021	2021
Definite-lived:
KUPI product rights	15	$83,955	$83,955	$(6,297)	$(4,198)	$77,658	$79,757
KUPI trade name	2	2,920	2,920	(2,920)	(2,920)	—	—
KUPI other intangible assets	15	19,000	19,000	(7,412)	(7,095)	11,588	11,905
Silarx product rights	15	20,000	20,000	(5,222)	(4,889)	14,778	15,111
Other product rights	10	37,417	35,918	(10,103)	(8,856)	27,314	27,062
Total definite-lived		$163,292	$161,793	$(31,954)	$(27,958)	$131,338	$133,835

Indefinite-lived:
KUPI in-process research and development	—	$4,000	$4,000	$—	$—	$4,000	$4,000
Total indefinite-lived		4,000	4,000	—	—	4,000	4,000
Total intangible assets, net		$167,292	$165,793	$(31,954)	$(27,958)	$135,338	$137,835

For the three months ended September 30, 2021 and 2020, the Company recorded amortization expense of $4.0 million and $8.6 million, respectively.

Future annual amortization expense consisted of the following as of September 30, 2021:

(In thousands)	Amortization
Fiscal Year Ending June 30,	Expense
2022	$11,188
2023	14,803
2024	14,528
2025	14,335
2026	13,680
Thereafter	62,804
$131,338

Note 9. Long-Term Debt

Long-term debt, net consisted of the following:

	September 30,	June 30,
(In thousands)	2021	2021
7.75% Senior Secured Notes due 2026	$350,000	$350,000
Unamortized discount and other debt issuance costs	(5,352)	(5,594)
7.75% Senior Secured Notes due 2026, net	344,648	344,406
Second Lien Secured Loan Facility due 2026 ($190.0M Principal, $5.7M Exit Fee, and $8.6M and $3.6M accrued PIK interest at September 30, 2021 and June 30, 2021 respectively)	204,291	199,342
Unamortized discount and other debt issuance costs	(35,726)	(36,701)
Second Lien Secured Loan Facility due 2026, net	168,565	162,641
4.50% Convertible Senior Notes due 2026	86,250	86,250
Unamortized discount and other debt issuance costs	(2,488)	(2,614)
4.50% Convertible Senior Notes, net	83,762	83,636
$45 million Amended ABL Credit Facility	—	—
Total debt, net	596,975	590,683
Less short-term borrowings and current portion of long-term debt	—	—
Total long-term debt, net	$596,975	$590,683

The weighted average interest rate for the three months ended September 30, 2021 and 2020 was 8.8% and 8.0%, respectively.

Long-term debt amounts due, for the twelve-month periods ending September 30 are as follows:

Amounts Payable
(In thousands)	to Institutions
2022	$—
2023	—
2024	—
2025	—
2026	640,541
Total	$640,541

The long-term debt amounts due above include accrued PIK interest on the Second Lien Facility as of September 30, 2021. Following the one-year anniversary of the closing date of the Second Lien Facility, the Company may elect to pay in cash any interest required to be paid in the form of PIK interest.

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

Government Pricing

On May 22, 2019, following an audit conducted by the Company, the Department of Veterans Affairs issued a Contracting Officer’s Final Decision and Demand for Payment, assessing the sum of $9.4 million for overpayments by the Veteran’s Administration (“VA”) as a result of certain commercial customer prices that were not properly disclosed to the VA for the period of January 1, 2012 through June 30, 2016. In August 2019, the Company remitted payment to the VA and was indemnified from UCB for the portion of that related to the period prior to the acquisition of Kremers Urban Pharmaceuticals (January 1, 2012 to November 24, 2015) totaling $8.1 million. The VA requested additional information for the period of July 1, 2016 through March 2018. The Company is in the process of responding to the information request.

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

On July 13, 2020, the District Court overseeing the MDL selected as “bellwether” cases the second overarching conspiracy case filed by the state Attorneys General in May 2019 as well as individual-conspiracy cases filed by the Direct Purchaser Plaintiffs, End Payer Plaintiffs, and Indirect Reseller Purchasers involving the drugs clobetasol, clomipramine and pravastatin. The Company is a defendant only in the overarching conspiracy case. On February 9, 2021, the District Court vacated the order selecting the bellwether cases. Thereafter, the District Court re-designated the clobetasol and clomipramine cases as individual-conspiracy bellwethers, and on May 7, 2021, selected the third complaint filed by the state Attorneys General in June 2020 as the new overarching conspiracy bellwether case. On September 9, 2021, the state Attorneys General amended their bellwether complaint. To date, none of the bellwether cases have been scheduled for trial.

The Company believes that it acted in compliance with all applicable laws and regulations. Accordingly, the Company disputes the allegations set forth in these class actions and plans to vigorously defend itself against these claims.

Shareholder Litigation

In November 2016, a putative class action lawsuit was filed against the Company and two of its former officers in the federal district court for the Eastern District of Pennsylvania, alleging that the Company and two of its former officers damaged the purported class by making false and misleading statements regarding the Company’s drug pricing methodologies and internal controls. In December 2017, counsel for the putative class filed a second amended complaint. The Company filed a motion to dismiss the second amended complaint in February 2018. In July 2018, the court granted the Company’s motion to dismiss the second amended complaint. In September 2018, counsel for the putative class filed a third amended complaint alleging that the Company and two of its former officers made false and misleading statements regarding the impact of competition on prices and sales of certain of the Company’s products, regarding the potential effects on the Company of regulatory investigations and antitrust litigation, and regarding the defendants’ investigation of purported anticompetitive conduct. The Company filed a motion to dismiss the third amended complaint in November 2018. In May 2019, the court denied the Company’s motion to dismiss the third amended complaint. In July 2019, the Company filed an answer to the third amended complaint. In October 2020, counsel for the putative class filed a motion for class certification. In March 2021, the Company filed a brief in opposition to the motion to certify the putative class. In August 2021, the court granted the motion to certify the proposed class, to appoint class representatives, and to appoint class counsel. In August 2021, the Company filed a petition for permission to appeal the court’s class certification order. In September 2021, counsel for the class filed a response in opposition to the Company’s position. The Company believes it acted in compliance with all applicable laws and continues to vigorously defend itself from these claims. The Company cannot reasonably predict the outcome of the suit at this time.

Genus Life Sciences

In December 2018, Genus Lifesciences, Inc. (“Genus”) sued the Company, Cody Labs, and others in California federal court, alleging violations of the Lanham Act, Sherman Act, and California false advertising law. Genus received FDA approval for a cocaine hydrochloride product in December 2018, and its claims are premised in part on allegations that the Company falsely advertises its unapproved cocaine hydrochloride solution product. The Company denied that it is falsely advertising its cocaine hydrochloride solution product and continued to market its unapproved product relying on the Guidance for FDA Staff and Industry, Marketed Unapproved Drugs — Compliance Policy Guide, pending approval of its Section 505(b)(2) application (until August 15, 2019, when it agreed to a request by the FDA to cease marketing its unapproved product as a result of the approval of a competitor’s product). In January 2019, the Company filed a motion to dismiss the complaint. On May 3, 2019, the Court issued a written decision granting in part and denying in part the motion to dismiss. On June 6, 2019, Genus filed an Amended Complaint. On June 27, 2019, the Company filed a motion to dismiss the amended complaint. By Order dated September 3, 2019, the Court granted in part and denied in part the Company's motion to dismiss. On November 20, 2019, Genus filed a second amended complaint. On December 17, 2019, the Company filed an answer to the second amended complaint. The Company believes it acted in compliance with all applicable laws and regulations and plans to vigorously defend itself from these claims. On August 16, 2021, the Company and Genus reached an agreement in principle to amicably resolve this case, along with three other cases involving the Company’s approved cocaine hydrochloride product. The parties memorialized the settlement in a series of settlement documents which were signed on October 15, 2021. The terms of the settlement are confidential and include, among other things, a non-exclusive patent license granted by Genus, which allows the Company to continue marketing its approved cocaine hydrochloride product, a payment of $1.5 million by the Company and transfer by the Company of certain ANDAs and an NDA to Genus, and the stipulation that all cases shall be dismissed with prejudice.

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

Ranitidine Oral Solution, USP

On June 1, 2020, a class action complaint was served upon the Company and approximately forty-five (45) other companies asserting claims for personal injury arising from the presence of NDMA in Ranitidine products. The complaint is consolidated in a multidistrict litigation (“MDL”) pending in the United States District Court for the Southern District of Florida. Similar complaints were filed in state court in New Mexico and state court in Maryland and served upon the Company. Subsequently, a number of similar complaints were served on the Company. The Company has filed a motion to dismiss the complaint filed in the MDL which, on December 31, 2020, was granted with leave to amend as to certain of the claims. The plaintiffs filed a First Amended complaint on February 9, 2021, to which the generic manufacturer defendants, including the Company, filed a renewed motion to dismiss all claims. On July 8, 2021, the Court issued an Order granting the motion and dismissing all claims with prejudice based on federal preemption. Separately, the New Mexico case was conditionally transferred to the MDL, but ultimately remanded back to the state court. Since the Company was not licensed to do business in New Mexico and, based upon the information received to date, did not sell Ranitidine in New Mexico, we plan to file a motion to dismiss based, among other things, federal preemption and lack of jurisdiction. The motion was denied without prejudice. The Company plans to renew the motion following some limited discovery and is currently evaluating options for interlocutory appeal. Separately, the Company filed a notice to remove and transfer the Maryland case to the MDL which the plaintiff has opposed. On April 1, 2021, the case was remanded back to the state court. Recently, two separate complaints were filed against the Company and others in Philadelphia Court of Common Pleas by parents on behalf of minor children alleging personal injury as a result of using the Company’s Ranitidine products. The Company has filed its preliminary objections to one of the complaints, seeking dismissal on the basis of preemption, legal insufficiency, learned intermediary defense and lack of specificity, and plans to file preliminary objections as to the other Common Pleas court complaint, seeking dismissal on similar grounds. The Company has placed its insurance carrier on notice of the claim and the carrier has appointed counsel to defend the Company.

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

Note 11. Commitments

Leases

At September 30, 2021 and June 30, 2021, the Company had a ROU lease asset of $10.4 million and $10.6 million, respectively, and an operating lease liability of $12.8 million and $13.1 million, respectively. The current balance of the operating lease liability was $2.0 million at September 30, 2021 and June 30, 2021.

Components of lease cost are as follows:

	Three Months Ended
	September 30,
(In thousands)	2021	2020
Operating lease cost	$461	$402
Variable lease cost	41	39
Short-term lease cost	69	118
Total	$571	$559

Supplemental cash flow information related to our operating leases is as follows:

	Three Months Ended
	September 30,
(In thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$593	$303

Weighted-average remaining lease term and discount rate for our operating leases are as follows:

	Three Months Ended
	September 30,
	2021		2020
Weighted-average remaining lease term	10	years	8	years
Weighted-average discount rate	8.5%		8.0%

Maturities of lease liabilities by fiscal year for our operating leases are as follows:

(In thousands)	Amounts Due
2022	$1,545
2023	2,064
2024	2,083
2025	2,103
2026	2,124
Thereafter	8,513
Total lease payments	18,432
Less: Imputed interest	5,583
Present value of lease liabilities	$12,849

Other Commitments

In Fiscal 2020, the Company executed a License and Collaboration Agreement with North South Brother Pharmacy Investment Co., Ltd. and HEC Group PTY, Ltd. (collectively, “HEC”) to develop an insulin glargine product that would be biosimilar to Lantus Solostar. Under the terms of the deal, among other things, the Company shall fund up to the initial $32 million of the development costs and split 50/50 any development costs in excess thereof. As of September 30, 2021, the Company has incurred approximately $4.5 million of development costs towards the $32 million commitment made by the Company. Lannett shall receive an exclusive license to distribute and market the product in the United States upon FDA approval under the 50/50 profit split for the first ten years following commercialization, followed by a 60/40 split in favor of HEC for the following five years. To date, the COVID-19 pandemic has not had a material impact on the development of the insulin glargine product. Although, as a result of stricter procedures required during the pandemic, there is expected to be a several month delay in completing our upcoming clinical trial. The timing of the product development and approval could be further delayed as the COVID-19 pandemic continues.

On February 8, 2021, the Company executed a License and Collaboration Agreement and a Supply Agreement with Sunshine Lake Pharma Co., Ltd. an HEC Group company (“Sunshine”) with respect to the development of a biosimilar insulin aspart product. Under the terms of the deal, among other things, the Company shall fund up to the initial $32 million of the development costs, provided that if total development and other costs paid by Lannett are less than $32 million then the difference will be paid to Sunshine over the first year of commercialization. As of September 30, 2021, the Company has not yet incurred material costs towards the $32 million commitment made by the Company. The parties shall negotiate the sharing of any development costs in excess of $32 million. Lannett shall receive an exclusive license to distribute and market the product in the United States upon FDA approval under the 50/50 profit split for the first ten years following commercialization, followed by a 60/40 split in favor of Sunshine for the following five years.

Note 12. Accumulated Other Comprehensive Loss

The Company’s Accumulated Other Comprehensive Loss was comprised of the following components as of September 30, 2021 and 2020:

	September 30,
(In thousands)	2021	2020
Foreign Currency Translation
Beginning Balance, June 30	$(548)	$(627)
Net income (loss) on foreign currency translation (net of tax of $0 and $0)	24	79
Other comprehensive income (loss), net of tax	24	79
Total Accumulated Other Comprehensive Loss	$(524)	$(548)

Note 13. Warrants

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

Note 14. Loss Per Common Share

A reconciliation of the Company’s basic and diluted loss per common share was as follows:

	Three Months Ended
	September 30,
(In thousands, except share and per share data)	2021	2020
Numerator:
Net loss	$(22,342)	$(6,499)
Net income allocated to participating securities for the Warrants	—	—
Interest expenses applicable to the Convertible Notes, net of tax	—	—
Amortization of debt issuance costs applicable to the Convertible Notes, net of tax	—	—
Adjusted "if-converted" net loss	$(22,342)	$(6,499)

Denominator:
Basic weighted average common shares outstanding	39,927,822	39,070,982
Effect of potentially dilutive options, restricted stock awards and performance-based shares	—	—
Effect of conversion of the Convertible Notes	—	—
Effect of participating securities for the Warrants	—	—
Diluted weighted average common shares outstanding	39,927,822	39,070,982

Loss per common share:
Basic	$(0.56)	$(0.17)
Diluted	$(0.56)	$(0.17)

In accordance with ASC 260, Earnings per share, the Company computes earnings (loss) per share using the two-class method, which requires an allocation of earnings between the holders of common stock and the Company’s participating security holders. Basic earnings (loss) per share is calculated by dividing net income (loss) available to common stockholders, which excludes the income allocated to participating security holders, by the basic weighted average common shares outstanding. For purposes of determining diluted earnings per share, the Company further adjusts the basic earnings per share to include the effect of potentially dilutive shares outstanding, including options, restricted stock awards, performance-based shares, the Convertible Notes, and the Warrants. In this calculation, the Company reallocates net income based on the rights of each potentially dilutive share and will report the most dilutive earnings (loss) per share. Because the Warrants do not participate in losses, the Company will allocate undistributed earnings when calculating basic and diluted earnings per share in periods of net income only. The effect of the Warrants is excluded from the calculation of basic and diluted loss per share for the three months ended September 30, 2021.

The number of anti-dilutive shares that have been excluded in the computation of diluted earnings per share for the three months ended September 30, 2021 and 2020 were 8.3 million and 8.2 million, respectively. The effect of potentially dilutive shares was excluded from the calculation of diluted loss per share in the three months ended September 30, 2021 and 2020 because the effect of including such securities would be anti-dilutive.

Note 15. Share-based Compensation

At September 30, 2021, the Company had two share-based employee compensation plans (the 2014 Long-Term Incentive Plan (“LTIP”) and the 2021 LTIP). Together these plans authorized an aggregate total of 8.0 million shares to be issued. As of September 30, 2021, the plans have a total of 1.4 million shares available for future issuances.

Historically, the Company has issued share-based compensation awards with a vesting period ranging up to 3 years and a maximum contractual term of 10 years. The Company issues new shares of stock when stock options are exercised. As of September 30, 2021, there was $14.4 million of total unrecognized compensation cost related to non-vested share-based compensation awards. That cost is expected to be recognized over a weighted average period of 2.3 years.

Stock Options

The Company measures share-based compensation cost for options using the Black-Scholes option pricing model. The following table presents the weighted average assumptions used to estimate fair values of the stock options granted, the estimated annual forfeiture rates used to recognize the associated compensation expense and the weighted average fair value of the options granted during the three months ended September 30, 2020:

	September 30, 2020
Risk-free interest rate	0.2%
Expected volatility	82.5%
Expected dividend yield	—%
Forfeiture rate	—%
Expected term	5.0	years
Weighted average fair value	$3.86

There were no options granted during the three months ended September 30, 2021.

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

A stock option summary as of September 30, 2021 and changes during the three months then ended, is presented below:

				Weighted
		Weighted-		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
(In thousands, except for weighted average price and life data)	Awards	Price	Value	Life (yrs.)
Outstanding at June 30, 2021	1,046	$9.51	$25	7.2
Exercised	(3)	$3.55	$2
Forfeited, expired or repurchased	(10)	$3.55
Outstanding at September 30, 2021	1,033	$9.59	$—	7.0

Vested and expected to vest at September 30, 2021	1,033	$9.59	$—	7.0
Exercisable at September 30, 2021	604	$11.94	$—	6.1

Restricted Stock

The Company measures restricted stock compensation costs based on the stock price at the grant date less an estimate for expected forfeitures. The annual forfeiture rate used to calculate compensation expense was 6.5% for the three months ended September 30, 2021 and 2020.

A summary of restricted stock awards as of September 30, 2021 and changes during the three months then ended, is presented below:

		Weighted
		Average Grant -	Aggregate
(In thousands, except for weighted average price data)	Awards	date Fair Value	Intrinsic Value
Non-vested at June 30, 2021	1,350	$6.75
Granted	1,110	4.14
Vested	(834)	6.07	$3,487
Forfeited	(29)	6.67
Non-vested at September 30, 2021	1,597	$5.29

Performance-Based Shares

The Company grants performance-based awards to certain key executives. The stock-settled awards will cliff vest based on a three-year performance measurement period. Awards issued prior to July 2021 are based on relative Total Shareholder Return (“TSR”) over a three-year period. Half of the performance shares granted in July 2021 will be tied to our relative TSR, consistent with awards granted in prior years, with the other half tied to a variety of strategic portfolio goals. The Company measures share-based compensation cost for TSR awards using a Monte-Carlo simulation model. Compensation cost for awards tied to strategic portfolio goals is measured using the stock price at the grant date and is recognized based on performance at target award levels. However, in accordance with ASC 718, Compensation – Stock Compensation, the Company will assess the probability that the strategic portfolio goals will be met and adjust the cumulative compensation cost recognized accordingly at each reporting period.

A summary of performance-based share awards as of September 30, 2021 and changes during the current fiscal year, is presented below:

		Weighted
		Average Grant -
(In thousands, except for weighted average price and life data)	Awards	date Fair Value
Non-vested at June 30, 2021	531	$10.29
Granted	617	$6.04
Performance adjustment (1)	(40)	$17.69
Non-vested at September 30, 2021	1,108	$7.65
(1)	Represents the adjustment based on the performance of the July 2018 awards, which was below the Threshold goal level at the end of the three-year performance period.

Employee Stock Purchase Plan

In February 2003, the Company’s stockholders approved an Employee Stock Purchase Plan (“ESPP”). Employees eligible to participate in the ESPP may purchase shares of the Company’s stock at 85% of the lower of the fair market value of the common stock on the first day of the calendar quarter, or the last day of the calendar quarter. Under the ESPP, employees can authorize the Company to withhold up to 10% of their compensation during any quarterly offering period, subject to certain limitations. The ESPP was implemented on April 1, 2003 and is qualified under Section 423 of the Internal Revenue Code. The Board of Directors authorized an aggregate total of 1.1 million shares of the Company’s common stock for issuance under the ESPP. During the three months ended September 30, 2021 and 2020, 38 thousand shares and 29 thousand shares were issued under the ESPP, respectively. As of September 30, 2021, 1.1 million total cumulative shares have been issued under the ESPP.

The following table presents the allocation of share-based compensation costs recognized in the Consolidated Statements of Operations by financial statement line item:

	Three Months Ended
	September 30,
(In thousands)	2021	2020
Selling, general and administrative expenses	$2,697	$2,714
Research and development expenses	95	155
Cost of sales	226	473
Total	$3,018	$3,342

Tax benefit at statutory rate	$679	$752

Note 16. Employee Benefit Plan

The Company has a 401k defined contribution plan (the “Plan”) covering substantially all employees. Pursuant to the Plan provisions, the Company was required to make matching contributions equal to 50% of each employee’s contribution, not to exceed 4% of the employee’s compensation for the Plan year. Beginning January 1, 2021, the Company reduced the matching contribution to 50% of each employee’s contribution, not to exceed 2% of the employee’s compensation for the Plan year. Contributions to the Plan were $0.3 million and $0.5 million during the three months ended September 30, 2021 and 2020, respectively.

In Fiscal 2020, the Company implemented a non-qualified deferred compensation plan for certain senior-level management and executives. The non-qualified deferred compensation plan allows certain eligible employees to defer additional pre-tax earnings for retirement, beyond the IRS limits in place under the Plan. Contributions to the non-qualified deferred compensation plan during the three months ended September 30, 2021 were not material.

Note 17. Income Taxes

The federal, state and local income tax benefit for the three months ended September 30, 2021 was $0.1 million compared to $8.0 million for the three months ended September 30, 2020. The effective tax rates for the three months ended September 30, 2021 and 2020 were 0.3% and 55.1%, respectively. The effective tax rate for the three months ended September 30, 2021 was lower compared to the three months ended September 30, 2020 primarily due to the valuation allowance recorded in Fiscal 2021.

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

As of both September 30, 2021 and June 30, 2021, the Company has total unrecognized tax benefits of $4.5 million, of which $4.4 million would impact the Company’s effective tax rate for each period, if recognized. As a result of the positions taken during the period, the Company has not recorded any material interest and penalties for the period ended September 30, 2021 in the statement of operations and no cumulative interest and penalties have been recorded either in the Company’s statement of financial position as of September 30, 2021 and June 30, 2021. The Company will recognize interest accrued on unrecognized tax benefits in interest expense and any related penalties in operating expenses.

The Company files income tax returns in the United States federal jurisdiction and various states. The Company’s federal tax returns for Fiscal 2014 and prior generally are no longer subject to review as such years are closed. The Company’s Fiscal 2015 through 2017 federal returns are currently under examination by the Internal Revenue Service (“IRS”). In March 2021, the Company was notified that its Fiscal 2020 federal return was also selected for examination. The Company has received preliminary assessments from the IRS, which are not considered material to Company’s Consolidated Statements of Operations; however, we cannot reasonably predict the final outcome of the examinations at this time. In October 2018, the Company was notified that the Commonwealth of Pennsylvania will conduct a routine field audit of the Company’s Fiscal 2016 and Fiscal 2017 corporate tax returns. In March 2021, the Company received a preliminary assessment from the Commonwealth of Pennsylvania, which is not considered material to the Company’s Consolidated Statement of Operations.

Note 18. Related Party Transactions

The Company had sales of $0.2 million and $0.7 million during the three months ended September 30, 2021 and 2020, respectively, to a generic distributor, Auburn Pharmaceutical Company (“Auburn”), which is a member of the Premier Buying Group. Jeffrey Farber, a current board member, is the owner of Auburn. Accounts receivable includes amounts due from Auburn of $0.2 million and $0.4 million at September 30, 2021and June 30, 2021, respectively.

Note 19. Assets Held for Sale

In Fiscal 2020, the Company ceased operations at Cody Labs, leased a portion of the real estate to a third party and intends to sell the remaining real estate. In October 2020, the Company entered into an agreement for the sale of real estate associated with the Cody API business for $3.8 million before fees and selling costs, subject to certain closing conditions. However, prior to closing, the buyer terminated the transaction in December 2020. The Company continues to actively market the real estate. As of September 30, 2021, the remaining real estate associated with the Cody API business, totaling $2.7 million, was recorded in the assets held for sale caption in the Consolidated Balance Sheet. The financial results of the Cody API business for the three months ended September 30, 2021 and 2020 were not material to the Company’s Consolidated Statements of Operations.

Note 20. Subsequent Events

2021 Restructuring Plan

On November 1, 2021, the Board of Directors authorized a restructuring and cost savings plan (the “2021 Restructuring Plan”) to further optimize its operations, improve efficiencies and reduce costs. Under the 2021 Restructuring Plan, the Company will consolidate its manufacturing footprint by transferring certain liquid drug production from its Silarx Pharmaceuticals, Inc. (“Silarx”) facility in Carmel, New York to the Company’s main plant in Seymour, Indiana. The Company will then shut down operations at Silarx over a one to two-year period and pursue the sale of the facility. Several products manufactured by Silarx and Kremers Urban Pharmaceuticals, Inc. will be scaled back or discontinued over time. Particularly, the Company will scale back or phase out some small low-margin over-the-counter medicines from Carmel and two very low-margin prescription products as part of the restructuring program. During the transition of products from Carmel, New York to the Seymour, Indiana facility, the Company will continue to assess its portfolio and may introduce or discontinue additional products. As part of the 2021 Restructuring Plan, the Company will also scale back its research and development operations and eliminate certain administrative positions that primarily support the Silarx and research and development operations. The total reduction in headcount, and the basis of the estimated severance costs, for the 2021 Restructuring Plan is expected to be approximately 90 positions. Also, other existing and certain anticipated vacancies will not be filled. The Company initiated the plan on November 3, 2021 and expects that the actions contemplated under the 2021 Restructuring Plan will be substantially complete by June 30, 2023. Ultimately, the plan is expected to result in a leaner, more focused organization and generate cost savings of $20 million, annually.

The Company estimates that it will incur approximately $4.0 million to $5.0 million of total costs to implement the 2021 Restructuring Plan, comprised primarily of approximately $3.0 million of severance and employee-related costs and approximately $1.0 million to $2.0 million of tech transfer costs. The Company also expects to incur approximately $2.0 million to $3.0 million in capital expenditures to build out the liquid manufacturing business at the Kremers Urban Pharmaceuticals, Inc. facility. In addition, the Company may incur non-cash impairment charges in connection with the 2021 Restructuring Plan relating to certain long-lived assets, including, but not limited to, the facility, equipment and other plant-related assets currently utilized by the Company.

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

The following information should be read in conjunction with the consolidated financial statements and notes in Part I, Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021. All references to “Fiscal 2022” shall mean the fiscal year ending June 30, 2022 and all references to “Fiscal 2021” shall mean the fiscal year ended June 30, 2021.

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

In mid-March, 2020, the Company instituted a work from home process for all employees, other than employees in our manufacturing plants, distribution center, and R&D facilities which support manufacturing. For employees who cannot perform their job remotely, the Company has implemented enhanced cleaning and sanitizing procedures, weekly fogging and provided additional personal hygiene supplies and personal protective equipment such as rubber gloves, N95 respirators and powered air-purifying respirator that are in line with Centers for Disease Control and Preventions (“CDC”) recommendations. The Company has also implemented thermal screening for all employees and visitors entering its facilities. Employees are required to adhere to the CDC guidelines, social distancing and any employee experiencing any symptoms of COVID-19 is required to stay home and seek medical attention. Any employee who tests positive for COVID-19 is required to quarantine and is not allowed to return to the facilities without a physician’s release. The Company has experienced an increase in absenteeism arising from intermittent spikes in cases across the country, which has caused an increase in overtime and cost to produce the products, but to date the rate of employee absenteeism has not had any material effect on the Company’s business or its ability to manufacture and distribute products and plants continue to operate at normal capacity. As the pandemic continues to linger due to variants or other causes, there is a continuing risk of employee absenteeism which could materially impact the Company’s operations. To date, the Company’s work from home process has not materially impacted the Company’s financial reporting systems or controls over financial reporting and disclosures nor do we expect that the ongoing remote work arrangement will have a material impact in the future.

Currently and as anticipated for the near future, the supply chain supporting the Company’s products remains intact, enabling the Company to receive sufficient inventory of the key materials needed across the Company’s network. The Company is experiencing some delays and allocations for certain API and other raw materials of higher demand, which, to date, have not had a material impact on its results of operations. However, the Company is regularly communicating with its suppliers, third-party partners, customers, healthcare providers and government officials in order to respond rapidly to any issues as they arise. The longer the current situation continues, it is more likely that the Company may experience some sort of interruption to its supply chain, and such an interruption could materially affect its business, including but not limited to, our ability to timely manufacture and distribute its products as well as unfavorably impact our results of operations. Subsequent to an initial stocking up of supplies at the start of the pandemic, the total volume of drug prescriptions written during the pandemic decreased causing less demand for our products. Specifically, the pandemic has resulted in fewer elective surgeries being performed, causing less demand for our Numbrino cocaine hydrochloride product. Recently, however, prescription volumes have begun to increase back to pre-pandemic levels.

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

In light of the economic impacts of COVID-19, the Company reviewed the assets on our Consolidated Balance Sheet as of September 30, 2021, including intangible and other long-lived assets. Based on our review, the Company determined that no impairments or other write-downs specifically related to COVID-19 were necessary during the first three months of Fiscal 2022 and during Fiscal 2021. Our assessment is based on information currently available and is highly reliant on various assumptions. Changes in market conditions could impact the Company’s future outlook and may lead to impairments in the future.

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

Results of Operations - Three months ended September 30, 2021 compared with the three months ended September 30, 2020

Net sales decreased 20% to $101.5 million for the three months ended September 30, 2021. The table below identifies the Company’s net product sales by medical indication for the three months ended September 30, 2021 and 2020.

(In thousands)	September 30,
Medical Indication	2021	2020
Analgesic	$5,314	$3,120
Anti-Psychosis	3,715	13,028
Cardiovascular	14,100	19,714
Central Nervous System	22,785	22,525
Endocrinology	7,845	3,233
Gastrointestinal	15,240	17,100
Infectious Disease	12,515	21,932
Migraine	4,685	9,690
Respiratory/Allergy/Cough/Cold	3,114	1,426
Urinary	1,176	1,458
Other	9,176	7,634
Contract manufacturing revenue	1,860	5,619
Total net sales	$101,525	$126,479

The decrease in net sales was driven by a decrease in the selling price of products of $25.2 million partially offset by an increase in volume of $0.2 million. The decrease in the selling price of products was primarily driven by lower sales prices of Posaconazole, which is included within the Infectious Disease medical indication, Levothyroxine Tablets, which is included in the Endocrinology medical indication, and Fluphenazine, which is included within the Anti-Psychosis medical indication. The pressure on sales prices across our portfolio is a reflection of the competitive environment in the generic drug industry. Overall volumes, particularly volumes of Sumatriptan included within the Migraine medical indication, were negatively impacted by the competitive environment; however, the pressure was offset by increased volumes related to certain new product launches such as Levothyroxine Capsules, which is included in the Endocrinology medical indication.

In January 2017, a provision in the Bipartisan Budget Act of 2015 required drug manufacturers to pay additional rebates to state Medicaid programs if the prices of their generic drugs rise at a rate faster than inflation. The provision negatively impacted the Company’s net sales by $3.3 million and $4.3 million during the three months ended September 30, 2021 and 2020, respectively.

The following chart details price and volume changes by medical indication:

	Sales volume	Sales price
Medical indication	change %	change %
Analgesic	100%	(30)%
Anti-Psychosis	(39)%	(32)%
Cardiovascular	(18)%	(10)%
Central Nervous System	2%	(1)%
Endocrinology	339%	(196)%
Gastrointestinal	(2)%	(9)%
Infectious Disease	—%	(43)%
Migraine	(36)%	(16)%
Respiratory/Allergy/Cough/Cold	134%	(16)%
Urinary	(7)%	(12)%

The Company sells its products to customers in various distribution channels. The table below presents the Company’s net sales to each distribution channel for the three months ended:

(In thousands)	September 30,	September 30,
Customer Distribution Channel	2021	2020
Wholesaler/Distributor	$84,844	$100,580
Retail Chain	12,726	17,145
Mail-Order Pharmacy	2,095	3,135
Contract manufacturing revenue	1,860	5,619
Total net sales	$101,525	$126,479

The overall decrease in sales was primarily driven by lower sales of Fluphenazine, Posaconazole and Sumatriptan due to new competitors entering the market partially offset by sales from new product launches. The Company has seen increased competitive market pressure in recent years, which has resulted in overall decrease in sales to the distribution channels above. We have partially offset these competitive pressures with new product launches and will continue to seek opportunities for additional launches.

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

On August 16, 2021, the Company and the competitor reached an agreement in principle to amicably resolve all pending cases, including the cases in the federal courts in the District of Columbia, District of Maryland and District of Delaware. The parties executed settlement documents on October 15, 2021 and are seeking dismissal of all cases with prejudice.

Cost of Sales, including amortization of intangibles. Cost of sales, including amortization of intangibles, for the first quarter of Fiscal 2022 decreased 16% to $85.0 million from $100.8 million in the same prior-year period. The decrease was primarily attributable to product mix as well as decreased product royalties expense related to various distribution agreements and lower amortization expense as a result of intangible asset impairment charges incurred in Fiscal 2021.

Gross Profit. Gross profit for the first quarter of Fiscal 2022 decreased 36% to $16.5 million or 16% of net sales. In comparison, gross profit for the first quarter of Fiscal 2021 was $25.7 million or 20% of net sales. The decrease in gross profit percentage was primarily attributable to lower volumes of Fluphenazine, which had higher than average gross profit margins, as well as overall lower average selling prices of our products.

Research and Development Expenses. Research and development expenses for the first quarter of Fiscal 2022 decreased 12% to $5.8 million from $6.5 million in Fiscal 2021. The decrease was primarily due to lower R&D expenses as a result of timing of certain milestones related to product development projects.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 25% to $18.9 million in the first quarter of Fiscal 2022 compared with $15.1 million in Fiscal 2021. The increase was primarily driven by higher expenses related to the reimbursement of legal costs associated with a distribution agreement as well as a non-income tax credit received in the first quarter of Fiscal 2021.

Other Loss. Interest expense for the three months ended September 30, 2021 totaled $14.2 million compared to $14.5 million for the three months ended September 30, 2020. The weighted average interest rate for the first quarter of Fiscal 2022 and 2021 was 8.8% and 8.0%, respectively. The average debt balance was lower in the first quarter of Fiscal 2022 as compared to the prior-year due to the full repayment of the outstanding Term Loan A in November 2020. However, the interest expense was consistent between the two periods as a result of the higher weighted-average interest rate, which is attributable to higher interest rates on the Notes and the Second Lien Facility discussed further below.

Income Tax. The Company recorded an income tax benefit of $0.1 million in the first quarter of Fiscal 2022 as compared to an income tax benefit of $8.0 million in the first quarter of Fiscal 2021. The effective tax rate for the three months ended September 30, 2021 was 0.3%, compared to 55.1% for the three months ended September 30, 2020. The effective tax rate for the three months ended September 30, 2021 was lower compared to the three months ended September 30, 2020 primarily due to the valuation allowance recorded in Fiscal 2021.

Net Loss. For the three months ended September 30, 2021, the Company reported net loss of $22.3 million, or $(0.56) per diluted share. Comparatively, net loss in the corresponding prior-year period was $6.5 million, or $(0.17) per diluted share.

Liquidity and Capital Resources

Cash Flow

The Company has historically financed its operations with cash flow generated from operations and has $45.0 million available to draw upon under the Amended ABL Credit Facility, which is discussed further below. At September 30, 2021, working capital was $252.6 million as compared to $263.1 million at June 30, 2021, a decrease of $10.5 million. Current product portfolio sales as well as sales related to future product approvals are anticipated to generate positive cash flow from operations.

Net cash provided by operating activities of $17.2 million for the three months ended September 30, 2021 reflected net loss of $22.3 million, adjustments for non-cash items of $22.1 million, as well as cash provided by through changes in operating assets and liabilities of $17.4 million. In comparison, net cash used in operating activities of $12.2 million for the three months ended September 30, 2020 reflected net loss of $6.5 million, adjustments for non-cash items of $18.6 million, as well as cash used through changes in operating assets and liabilities of $24.3 million.

Significant changes in operating assets and liabilities from June 30, 2021 to September 30, 2021 were comprised of:

●	A decrease in accounts receivable of $4.5 million mainly due to the timing of sales and cash receipts. The Company’s days sales outstanding (“DSO”) at September 30, 2021, based on gross sales for the three months ended September 30, 2021 and gross accounts receivable at September 30, 2021, was 77 days. The level of DSO at September 30, 2021 was comparable to the Company’s expectation that DSO will be in the 70 to 85-day range based on customer payment terms.
●	An increase in accounts payable of $7.4 million mainly due to the timing of vendor invoices and payments.
●	An increase in accrued expenses of $6.7 million primarily attributable to the interest related to the 7.750% Senior Secured Notes, which was paid in October 2021.

Significant changes in operating assets and liabilities from June 30, 2020 to September 30, 2020 were comprised of:

●	An increase in accounts receivable of $13.1 million mainly due to the timing of sales and cash receipts. The Company’s days sales outstanding (“DSO”) at September 30, 2020, based on gross sales for the three months ended September 30, 2020 and gross accounts receivable at September 30, 2020, was 70 days. The level of DSO at September 30, 2020 was comparable to the Company’s expectation that DSO will be in the 70 to 85-day range based on customer payment terms.
●	An increase in income taxes receivable totaling $5.1 million primarily due to additional estimated tax refunds related to provisions of the CARES Act.
●	A decrease in accrued payroll and payroll-related costs of $6.7 million primarily related to payments made in August 2020 in connection with incentive-based compensation accrued in Fiscal 2020 as well as the timing of payroll payments.
●	An increase in accounts payable totaling $15.0 million primarily due to the timing of vendor invoices and payments.

Net cash used in investing activities of $4.6 million for the three months ended September 30, 2021 was mainly the result of purchases of property, plant and equipment of $3.5 million and purchases of intangible assets of $1.5 million. Net cash used in investing activities of $6.2 million for the three months ended September 30, 2020 was mainly the result of purchases of property, plant and equipment of $3.2 million and purchases of intangible assets of $3.0 million.

Net cash used in financing activities of $0.6 million for the three months ended September 30, 2021 was due to purchases of treasury stock totaling $0.7 million, partially offset by proceeds from issuance of stock pursuant to stock compensation plans of $0.1 million. Net cash used in financing activities of $17.2 million for the three months ended September 30, 2020 was primarily due to debt repayments of $16.7 million.

Credit Facility and Other Indebtedness

The Company has previously entered into and may enter future agreements with various government agencies and financial institutions to provide additional cash to help finance the Company’s acquisitions, various capital investments and potential strategic opportunities. These borrowing arrangements as of September 30, 2021 are as follows:

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

In connection with the Second Lien Facility, the Company is required to maintain at least $5.0 million in a deposit account at all times subject to control by the Second Lien Collateral Agent, and a minimum cash balance of $15.0 million as of the last day of each month. At September 30, 2021, the Company classified the $5.0 million required deposit account balance as restricted cash, which is included in other assets caption in the Consolidated Balance Sheet.

Amended ABL Credit Facility

On December 7, 2020, the Company entered into a credit and guaranty agreement, which provided for an asset-based revolving credit facility (the “ABL Credit Facility”) of up to $30 million, subject to borrowing base availability, and included letter of credit and swing line sub-facilities. On April 22, 2021, the Company entered into an amendment to that certain Credit and Guaranty Agreement, dated as of December 7, 2020 (such agreement as so amended, the “Amended ABL Credit Agreement”), among the Company, certain of its wholly-owned domestic subsidiaries party thereto, as borrowers or as guarantors, Wells Fargo Bank, National Association, as administrative agent and as collateral agent, and the other lenders party thereto, for the purpose of, among other things, increasing the aggregate amount of the revolving credit facility from $30.0 million to $45.0 million and extending the maturity thereof to the fifth anniversary of the closing date of Notes Offering (subject to a springing maturity as set forth therein).

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

Refer to the Company’s Form 10-K for the fiscal year ended June 30, 2021 for a description of our remaining Critical Accounting Policies.

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

Change in Internal Control Over Financial Reporting

There has been no change in Lannett’s internal control over financial reporting during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in Note 10 “Legal, Regulatory Matters and Contingencies” of the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and is incorporated by reference herein.

ITEM 1A. RISK FACTORS

Lannett Company, Inc’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021 includes a detailed description of its risk factors.

ITEM 5. OTHER INFORMATION

Item 2.05 Costs Associated with Exit or Disposal Activities.

On November 1, 2021, the Board of Directors authorized a restructuring and cost savings plan (the “2021 Restructuring Plan”) to further optimize its operations, improve efficiencies and reduce costs. Under the 2021 Restructuring Plan, the Company will consolidate its manufacturing footprint by transferring certain liquid drug production from its Silarx Pharmaceuticals, Inc. (“Silarx”) facility in Carmel, New York to the Company’s main plant in Seymour, Indiana. The Company will then shut down operations at Silarx over a one to two-year period and pursue the sale of the facility. Several products manufactured by Silarx and Kremers Urban Pharmaceuticals, Inc. will be scaled back or discontinued over time. Particularly, the Company will scale back or phase out some small low-margin over-the-counter medicines from Carmel and two very low-margin prescription products as part of the restructuring program. During the transition of products from Carmel, New York to the Seymour, Indiana facility, the Company will continue to assess its portfolio and may introduce or discontinue additional products. During the transition of products from Silarx to the Seymour, Indiana facility, the Company will continue to assess its portfolio and may introduce or discontinue additional products. As part of the 2021 Restructuring Plan, the Company will also scale back its R&D operations and eliminate certain SG&A positions that primarily support the Silarx and R&D operations. The total reduction in headcount, and the basis of the estimated severance costs, for the 2021 Restructuring Plan is expected to be approximately 90 positions. Also, other existing and certain anticipated vacancies will not be filled. The Company initiated the plan on November 3, 2021 and expects that the actions contemplated under the 2021 Restructuring Plan will be substantially complete by June 30, 2023. Ultimately, the plan is expected to result in a leaner, more focused organization and generate cost savings of $20 million, annually.

The Company estimates that it will incur approximately $4.0 million to $5.0 million of total costs to implement the 2021 Restructuring Plan, comprised primarily of approximately $3.0 million of severance and employee-related costs and approximately $1 million to $2 million of tech transfer costs. The Company also expects to incur approximately $2 million to $3 million in capital expenditures to build out the liquid manufacturing business at the Kremers Urban Pharmaceuticals, Inc. facility. In addition, the Company may incur non-cash impairment charges in connection with the 2021 Restructuring Plan relating to certain long-lived assets, including, but not limited to, the facility, equipment and other plant-related assets currently utilized by the Company, as more fully discussed in Item 2.06 below.

Item 2.06 Material Impairments

As a result of the 2021 Restructuring Plan, as more fully discussed in Item 2.05 above, the Company will perform an analysis with respect to certain long-lived assets, including the facility, equipment and other plant-related assets currently utilized by the Company. However, at this time the Company cannot estimate an amount or range of amounts for such impairment. Any non-cash impairment charges would be in addition to the restructuring costs referenced in Item 2.05 above.

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

LANNETT COMPANY, INC.

Dated: November 4, 2021	By:	/s/ Timothy Crew
Timothy Crew
Chief Executive Officer

Dated: November 4, 2021	By:	/s/ John Kozlowski
John Kozlowski
Vice President of Finance, Chief Financial Officer and Principal Accounting Officer