Form 10-Q
period 2021-12-31
LANNETT CO INC
filed 2022-02-04
CIK 57725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-12 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each class of the registrant’s common stock, as of the latest practical date.

Class	Outstanding as of January 31, 2022
Common stock, par value $0.001 per share	42,950,149

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LANNETT COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share and per share data)

	December 31, 2021	June 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$98,635	$93,286
Accounts receivable, net	66,275	98,834
Inventories	105,779	109,545
Income taxes receivable	35,847	35,050
Assets held for sale	12,733	2,678
Other current assets	15,345	14,170
Total current assets	334,614	353,563
Property, plant and equipment, net	143,104	166,674
Intangible assets, net	90,972	137,835
Operating lease right-of-use assets	10,227	10,559
Other assets	16,020	15,106
TOTAL ASSETS	$594,937	$683,737

LIABILITIES
Current liabilities:
Accounts payable	$25,988	$29,585
Accrued expenses	11,206	13,077
Accrued payroll and payroll-related expenses	9,606	10,680
Rebates payable	25,205	19,025
Royalties payable	10,687	13,779
Restructuring liability	620	8
Current operating lease liabilities	2,054	2,045
Other current liabilities	3,885	2,270
Total current liabilities	89,251	90,469
Long-term debt, net	603,484	590,683
Long-term operating lease liabilities	10,554	11,047
Other liabilities	17,808	19,009
TOTAL LIABILITIES	721,097	711,208
Commitments and contingencies (Notes 11 and 12)

STOCKHOLDERS’ DEFICIT
Common stock ($0.001 par value, 100,000,000 shares authorized; 42,053,623 and 40,913,148 shares issued; 40,500,320 and 39,576,606 shares outstanding at December 31, 2021 and June 30, 2021, respectively)	42	41
Additional paid-in capital	360,765	355,239
Accumulated deficit	(468,193)	(364,766)
Accumulated other comprehensive loss	(519)	(548)
Treasury stock (1,553,303 and 1,336,542 shares at December 31, 2021 and June 30, 2021, respectively)	(18,255)	(17,437)
Total stockholders’ deficit	(126,160)	(27,471)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$594,937	$683,737

The accompanying notes are an integral part of the Consolidated Financial Statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Net sales	$86,508	$133,920	$188,033	$260,399
Cost of sales	76,990	124,488	157,998	216,675
Amortization of intangibles	3,808	8,657	7,804	17,246
Gross profit	5,710	775	22,231	26,478
Operating expenses:
Research and development expenses	4,747	5,644	10,511	12,183
Selling, general and administrative expenses	18,791	13,730	37,696	28,866
Restructuring expenses	891	—	891	4,043
Asset impairment charges	49,361	198,000	49,361	198,000
Total operating expenses	73,790	217,374	98,459	243,092
Operating loss	(68,080)	(216,599)	(76,228)	(216,614)
Other income (expense):
Investment income	46	43	80	88
Interest expense	(14,430)	(13,496)	(28,654)	(27,982)
Other	11	28	(51)	5
Total other expense	(14,373)	(13,425)	(28,625)	(27,889)
Loss before income tax	(82,453)	(230,024)	(104,853)	(244,503)
Income tax benefit	(1,368)	(58,076)	(1,426)	(66,056)
Net loss	$(81,085)	$(171,948)	$(103,427)	$(178,447)

Loss per common share (1):
Basic	$(2.01)	$(4.36)	$(2.58)	$(4.55)
Diluted	$(2.01)	$(4.36)	$(2.58)	$(4.55)

Weighted average common shares outstanding (1):
Basic	40,358,127	39,443,441	40,142,974	39,257,211
Diluted	40,358,127	39,443,441	40,142,974	39,257,211
(1)	See Note 15 “Loss Per Common Share” for details on calculation.

The accompanying notes are an integral part of the Consolidated Financial Statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(In thousands)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Net loss	$(81,085)	$(171,948)	$(103,427)	$(178,447)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	5	(47)	29	32
Total other comprehensive income (loss)	5	(47)	29	32
Comprehensive loss	$(81,080)	$(171,995)	$(103,398)	$(178,415)

The accompanying notes are an integral part of the Consolidated Financial Statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

(In thousands)

	Three Months Ended December 31, 2021
					Accumulated
	Common Stock		Additional		Other		Total
	Shares		Paid-In	Accumulated	Comprehensive	Treasury	Stockholders’
	Issued	Amount	Capital	Deficit	Loss	Stock	Deficit
Balance, September 30, 2021	41,787	$42	$358,361	$(387,108)	$(524)	$(18,124)	$(47,353)
Shares issued in connection with share-based compensation plans	266	—	95	—	—	—	95
Share-based compensation	—	—	2,309	—	—	—	2,309
Purchase of treasury stock	—	—	—	—	—	(131)	(131)
Other comprehensive income	—	—	—	—	5	—	5
Net loss	—	—	—	(81,085)	—	—	(81,085)
Balance, December 31, 2021	42,053	$42	$360,765	$(468,193)	$(519)	$(18,255)	$(126,160)

	Three Months Ended December 31, 2020
					Accumulated
	Common Stock		Additional		Other		Total
	Shares		Paid-In	Accumulated	Comprehensive	Treasury	Stockholders’
	Issued	Amount	Capital	Deficit	Loss	Stock	Equity
Balance, September 30, 2020	40,687	$41	$324,788	$(7,790)	$(548)	$(17,176)	$299,315
Shares issued in connection with share-based compensation plans	145	—	160	—	—	—	160
Share-based compensation	—	—	1,991	—	—	—	1,991
Purchase of treasury stock	—	—	—	—	—	(213)	(213)
Other comprehensive loss	—	—	—	—	(47)	—	(47)
Net loss	—	—	—	(171,948)	—	—	(171,948)
Balance, December 31, 2020	40,832	$41	$326,939	$(179,738)	$(595)	$(17,389)	$129,258

	Six Months Ended December 31, 2021
					Accumulated
	Common Stock		Additional		Other		Total
	Shares		Paid-In	Accumulated	Comprehensive	Treasury	Stockholders’
	Issued	Amount	Capital	Deficit	Loss	Stock	Deficit
Balance, June 30, 2021	40,913	$41	$355,239	$(364,766)	$(548)	$(17,437)	$(27,471)
Shares issued in connection with share-based compensation plans	1,140	1	199	—	—	—	200
Share-based compensation	—	—	5,327	—	—	—	5,327
Purchase of treasury stock	—	—	—	—	—	(818)	(818)
Other comprehensive income	—	—	—	—	29	—	29
Net loss	—	—	—	(103,427)	—	—	(103,427)
Balance, December 31, 2021	42,053	$42	$360,765	$(468,193)	$(519)	$(18,255)	$(126,160)

	Six Months Ended December 31, 2020
					Accumulated
	Common Stock		Additional		Other		Total
	Shares		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Issued	Amount	Capital	Earnings	Loss	Stock	Equity

Balance, June 30, 2020	39,963	$40	$321,164	$(1,291)	$(627)	$(16,390)	$302,896
Shares issued in connection with share-based compensation plans	869	1	442	—	—	—	443
Share-based compensation	—	—	5,333	—	—	—	5,333
Purchase of treasury stock	—	—	—	—	—	(999)	(999)
Other comprehensive income	—	—	—	—	32	—	32
Net loss	—	—	—	(178,447)	—	—	(178,447)
Balance, December 31, 2020	40,832	$41	$326,939	$(179,738)	$(595)	$(17,389)	$129,258

The accompanying notes are an integral part of the Consolidated Financial Statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended
	December 31,
	2021	2020
OPERATING ACTIVITIES:
Net loss	$(103,427)	$(178,447)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	18,871	28,717
Deferred income tax benefit	—	(14,519)
Share-based compensation	5,327	5,333
Asset impairment charges	49,361	198,000
Loss (gain) on sale/disposal of assets	51	(24)
Accrual of payment-in-kind interest on Second Lien Credit Facility	10,024	—
Amortization of debt discount and other debt issuance costs	2,959	6,239
Provision for inventory write-downs	4,054	23,214
Other noncash expenses	393	635
Changes in assets and liabilities which provided (used) cash:
Accounts receivable, net	32,559	(34,443)
Inventories	(288)	(2,551)
Income taxes receivable/payable	(833)	(50,065)
Other assets	(2,255)	(7,248)
Rebates payable	6,180	5,616
Royalties payable	(3,092)	(81)
Restructuring liability	612	134
Operating lease assets/liabilities	(561)	407
Accounts payable	(3,597)	10,135
Accrued expenses	(1,871)	(10,870)
Accrued payroll and payroll-related expenses	(1,074)	(7,358)
Other liabilities	450	2,586
Net cash provided by (used in) operating activities	13,843	(24,590)
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(6,758)	(5,129)
Proceeds from sale of property, plant and equipment	353	44
Purchases of intangible assets	(1,500)	(4,000)
Net cash used in investing activities	(7,905)	(9,085)
FINANCING ACTIVITIES:
Repayments of long-term debt	—	(68,516)
Proceeds from issuance of stock	200	443
Payment of debt issuance costs	—	(2,390)
Purchase of treasury stock	(818)	(999)
Net cash used in financing activities	(618)	(71,462)
Effect on cash and cash equivalents of changes in foreign exchange rates	29	32
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	5,349	(105,105)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	98,286	144,329
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$103,635	$39,224

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$15,131	$21,844
Income taxes refunded	$(592)	$(1,473)
Purchases of property, plant and equipment included in accounts payable	$999	$994

The accompanying notes are an integral part of the Consolidated Financial Statements.

LANNETT COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for the presentation of interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited financial statements do not include all the information and footnotes necessary for a comprehensive presentation of the financial position, results of operations and cash flows for the periods presented. In the opinion of management, the unaudited financial statements include all the normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Operating results for the three and six months ended December 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2022. These unaudited financial statements should be read in combination with the other Notes in this section; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 2; and the Consolidated Financial Statements, including the Notes to the Consolidated Financial Statements, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021. The Consolidated Balance Sheet as of June 30, 2021 was derived from audited financial statements.

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

COVID-19 Update

The COVID-19 pandemic continues to have an impact on the global economy and the way companies operate. In light of the economic impacts of COVID-19, the Company reviewed the assets on our Consolidated Balance Sheet as of December 31, 2021, including intangible and other long-lived assets. Based on our review, the Company determined that no impairments or other write-downs specifically related to COVID-19 were necessary during the first six months of Fiscal 2022 and during Fiscal 2021. Our assessment is based on information currently available and is highly reliant on various assumptions. Changes in market conditions could impact the Company’s future outlook and may lead to impairments in the future.

While COVID-19 has thus far not had a material impact on the Company’s operations, the total volume of drug prescriptions written in the country decreased at the start of the pandemic causing less demand for our products. Recently, prescription volumes have begun to increase back to pre-pandemic levels. However, we cannot reasonably predict the ultimate impact of COVID-19 on our future results of operations and cash flows due to the continued uncertainty around the duration and severity of the pandemic.

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

Foreign currency translation

The Consolidated Financial Statements are presented in U.S. dollars, the reporting currency of the Company. The financial statements of the Company’s foreign subsidiary are maintained in local currency and translated into U.S. dollars at the end of each reporting period. Assets and liabilities are translated at period-end exchange rates, while revenues and expenses are translated at average exchange rates during the period. The adjustments resulting from the use of differing exchange rates are recorded as part of stockholders’ equity (deficit) in accumulated other comprehensive income (loss). Gains and losses resulting from transactions denominated in foreign currencies are recognized in the Consolidated Statements of Operations under other income (loss). Amounts recorded due to foreign currency fluctuations are immaterial to the Consolidated Financial Statements.

Cash, cash equivalents and restricted cash

The Company considers all highly liquid investments with original maturities less than or equal to three months at the date of purchase to be cash and cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value, and consist of bank deposits and money market funds. The Company maintains its cash deposits and cash equivalents at well-known, stable financial institutions. Such amounts frequently exceed insured limits. In connection with the Second Lien Secured Loan Facility (“Second Lien Facility”), the Company is required to maintain at least $5 million in a deposit account at all times, subject to control by the Second Lien Collateral Agent. At December 31, 2021, the Company classified this balance as restricted cash, which is included in other assets.

Presented in the table below is a reconciliation of the cash, cash equivalents and restricted cash amounts presented on the Consolidated Balance Sheets to the sum of such amounts presented on the Consolidated Statements of Cash Flows for the periods ended December 31, 2021 and 2020.

	December 31, 2021	December 31, 2020
Cash and cash equivalents	$98,635	$34,224
Restricted cash, included in other assets	5,000	5,000
Cash, cash equivalents and restricted cash as presented on the Consolidated Statements of Cash Flows	$103,635	$39,224

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

Segment Information

The Company operates in one reportable segment, generic pharmaceuticals. As such, the Company aggregates its financial information for all products. The table below identifies the Company’s net sales by medical indication for the three and six months ended December 31, 2021 and 2020.

	Three Months Ended		Six Months Ended
(In thousands)	December 31,		December 31,
Medical Indication	2021	2020	2021	2020
Analgesic	$3,919	$3,572	$9,233	$6,692
Anti-Psychosis	2,095	13,317	5,810	26,345
Cardiovascular	9,753	16,336	23,853	36,050
Central Nervous System	22,340	24,614	45,125	47,139
Endocrinology	8,297	9,496	16,142	12,729
Gastrointestinal	14,023	18,575	29,263	35,675
Infectious Disease	6,520	23,044	19,035	44,976
Migraine	4,446	6,083	9,131	15,773
Respiratory/Allergy/Cough/Cold	1,868	2,267	4,982	3,693
Urinary	1,164	1,361	2,340	2,819
Other	9,111	8,410	18,287	16,044
Contract manufacturing revenue	2,972	6,845	4,832	12,464
Total net sales	$86,508	$133,920	$188,033	$260,399

Customer, Supplier and Product Concentration

The following table presents the percentage of total net sales, for the three and six months ended December 31, 2021 and 2020, for certain of the Company’s products, defined as products containing the same active ingredient or combination of ingredients, which accounted for at least 10% of net sales in any of those periods:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Product 1	5%	15%	8%	15%

The following table presents the percentage of total net sales, for the three and six months ended December 31, 2021 and 2020, for certain of the Company’s customers which accounted for at least 10% of net sales in any of those periods:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Customer A	26%	26%	28%	26%
Customer B	15%	21%	17%	22%
Customer C	14%	12%	14%	11%

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

Self-Insurance

The Company self-insures for certain employee medical and prescription benefits. The Company also maintains stop loss coverage with third party insurers to limit its total liability exposure. The liability for self-insured risks is primarily calculated using independent third-party actuarial valuations which take into account actual claims, claims growth and claims incurred but not yet reported. Actual experience, including claim frequency and severity as well as health-care inflation, could result in different liabilities than the amounts currently recorded. The liability for self-insured risks under this plan was $1.8 million and $0.8 million as of December 31, 2021 and June 30, 2021, respectively, and is recorded in the accrued payroll and payroll-related expenses caption in the Consolidated Balance Sheets.

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

Earnings (Loss) Per Common Share

The presentation of basic and diluted earnings (loss) per common share is required on the face of the Company's Consolidated Statements of Operations as well as a reconciliation of the computation of basic earnings (loss) per common share to diluted earnings (loss) per common share. In accordance with ASC 260, Earnings per share, the Company computes earnings (loss) per share using the two-class method, which requires an allocation of earnings between the holders of common stock and the Company’s participating security holders. The warrants issued in connection with the Second Lien Secured Loan Facility (the “Warrants”) are considered participating securities, as discussed further in Note 14 “Warrants.” Basic earnings (loss) per share is calculated by dividing net income (loss) available to common stockholders, which excludes the income allocated to participating security holders, by the basic weighted average common shares outstanding.

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

Note 4. Restructuring Charges

2021 Restructuring Plan

On November 1, 2021, the Board of Directors authorized a restructuring and cost savings plan (the “2021 Restructuring Plan”) to further optimize its operations, improve efficiencies and reduce costs. Under the 2021 Restructuring Plan, the Company will consolidate its manufacturing footprint by transferring certain liquid drug production from its Silarx Pharmaceuticals, Inc. (“Silarx”) facility in Carmel, New York to the Company’s main plant in Seymour, Indiana. Following the transition, which is expected to take 12 to 18 months, the Company intends to shut down operations at Silarx. The Company is also currently pursuing the sale of the facility, which is anticipated within one year and may result in accelerated timing for the shutdown of operations at Silarx. Several products manufactured by Silarx and Kremers Urban Pharmaceuticals, Inc. will be scaled back or discontinued over time. Particularly, the Company will scale back or phase out some small low-margin over-the-counter medicines from Carmel and two low-margin prescription products as part of the restructuring program. During the transition of products from Carmel, New York to the Seymour, Indiana facility, the Company will continue to assess its portfolio and may introduce or discontinue additional products. As part of the 2021 Restructuring Plan, the Company will also scale back its research and development operations and eliminate certain administrative positions that primarily support the Silarx and research and development operations. The total reduction in headcount, and the basis of the estimated severance costs, for the 2021 Restructuring Plan is expected to be approximately 165 positions, which includes additional positions identified at the Seymour, Indiana facility in January 2022. The Company initiated the plan on November 3, 2021 and expects that the actions contemplated under the 2021 Restructuring Plan will be substantially complete by June 30, 2023. The plan is expected to generate cost savings of $20 million, annually.

The Company estimates that it will incur approximately $6.0 million to $7.0 million of total costs to implement the 2021 Restructuring Plan, comprised primarily of approximately $5.0 million of severance and employee-related costs and approximately $1.0 million to $2.0 million of tech transfer costs. The Company also expects to incur approximately $2.0 million to $3.0 million in capital expenditures to build out the liquid manufacturing business at the Kremers Urban Pharmaceuticals, Inc. facility.

The Company incurred $0.9 million in severance-related costs during the second quarter of Fiscal 2022 in connection with the 2021 Restructuring Plan. A reconciliation of the charges in restructuring liabilities associated with the 2021 Restructuring Plan from June 30, 2021 through December 31, 2021 is set forth in the following table:

	Employee	Tech Transfer
(In thousands)	Separation Costs	Costs	Total
Balance at June 30, 2021	$—	$—	$—
Restructuring charges	864	27	891
Payments	(244)	(27)	(271)
Balance at December 31, 2021	$620	—	$620

The Company has incurred $48.9 million in non-cash impairment charges in connection with the 2021 Restructuring Plan related to certain long-lived intangible assets as well as certain facility, equipment and other plant-related assets currently utilized by the Company. Refer to Note 7 “Property, Plant and Equipment,” Note 9 “Intangible Assets” and Note 20 “Assets Held for Sale” for further details on the impairment charges incurred as of December 31, 2021 in connection with the 2021 Restructuring Plan.

Note 5. Accounts Receivable, net

Accounts receivable, net consisted of the following components at December 31, 2021 and June 30, 2021:

	December 31,	June 30,
(In thousands)	2021	2021
Gross accounts receivable	$204,746	$239,271
Less: Chargebacks reserve	(66,833)	(69,564)
Less: Rebates reserve	(18,497)	(16,272)
Less: Returns reserve	(36,770)	(38,395)
Less: Other deductions	(15,298)	(15,505)
Less: Allowance for doubtful accounts	(1,073)	(701)
Accounts receivable, net	$66,275	$98,834

For the three months ended December 31, 2021, the Company recorded a provision for chargebacks, rebates (including rebates presented as rebates payable), returns and other deductions of $114.7 million, $26.5 million, $7.4 million and $7.8 million, respectively. For the three months ended December 31, 2020, the Company recorded a provision for chargebacks, rebates (including rebates presented as rebates payable), returns and other deductions of $191.5 million, $43.4 million, $5.2 million and $20.8 million, respectively.

For the six months ended December 31, 2021, the Company recorded a provision for chargebacks, rebates (including rebates presented as rebates payable), returns and other deductions of $245.9 million, $55.3 million, $13.3 million and $26.8 million, respectively. For the six months ended December 31, 2020, the Company recorded a provision for chargebacks, rebates (including rebates presented as rebates payable), returns and other deductions of $379.8 million, $77.7 million, $10.7 million and $36.6 million, respectively.

The following table identifies the activity and ending balances of each major category of revenue-related reserve for the six months ended December 31, 2021 and 2020:

Reserve Category
(In thousands)	Chargebacks	Rebates	Returns	Other	Total
Balance at June 30, 2021	$69,564	$35,297	$38,395	$15,505	$158,761
Current period provision	245,900	55,262	13,305	26,761	341,228
Credits issued during the period	(248,631)	(46,857)	(14,930)	(26,968)	(337,386)
Balance at December 31, 2021	$66,833	$43,702	$36,770	$15,298	$162,603

Reserve Category
(In thousands)	Chargebacks	Rebates	Returns	Other	Total
Balance at June 30, 2020	$61,877	$62,711	$40,796	$17,557	$182,941
Current period provision	379,821	77,657	10,652	36,624	504,754
Credits issued during the period	(360,242)	(77,536)	(12,181)	(34,833)	(484,792)
Balance at December 31, 2020	$81,456	$62,832	$39,267	$19,348	$202,903

For the three months ended December 31, 2021 and 2020, as a percentage of gross sales the provision for chargebacks was 47.8% and 49.3%, the provision for rebates was 11.1% and 11.2%, the provision for returns was 3.1% and 1.3% and the provision for other adjustments was 3.2% and 5.4%, respectively.

For the six months ended December 31, 2021 and 2020, as a percentage of gross sales the provision for chargebacks was 46.9% and 50.5%, the provision for rebates was 10.5% and 10.3%, the provision for returns was 2.5% and 1.4% and the provision for other adjustments was 5.1% and 4.9%, respectively.

The decreases in the reserves for chargebacks, rebates and returns from June 30, 2021 to December 31, 2021 was primarily attributable to lower net sales in the three months ended December 31, 2021 as compared to the three months ended June 30, 2021. The rebates reserve was also impacted by the lower net sales in the three months ended December 31, 2021; however, the reserve increased due to the timing of payments in Fiscal 2022. We have not recorded any material amounts in the current period related to reversals or additions of prior period reserves.

Note 6. Inventories

Inventories at December 31, 2021 and June 30, 2021 consisted of the following:

	December 31,	June 30,
(In thousands)	2021	2021
Raw Materials	$49,042	$45,370
Work-in-process	4,927	12,685
Finished Goods	51,810	51,490
Total	$105,779	$109,545

During the three months ended December 31, 2021 and 2020, the Company recorded write-downs to net realizable value for excess and obsolete inventory of $1.2 million and $20.6 million, respectively. During the six months ended December 31, 2021 and 2020, the Company recorded write-downs to net realizable value for excess and obsolete inventory of $4.1 million and $23.2 million. The decrease in write-downs for excess and obsolete inventory was primarily related to the discontinuation of certain product lines during the second quarter of Fiscal 2021, which resulted in a significant write-down in the prior-year period.

Note 7. Property, Plant and Equipment, net

Property, plant and equipment, net at December 31, 2021 and June 30, 2021 consisted of the following:

		December 31,	June 30,
(In thousands)	Useful Lives	2021	2021
Land	—	$533	$1,783
Building and improvements	10 - 39 years	93,401	103,082
Machinery and equipment	5 - 10 years	163,352	166,617
Furniture and fixtures	5 - 7 years	3,367	3,399
Less accumulated depreciation		(129,529)	(123,294)
		131,124	151,587
Construction in progress		11,980	15,087
Property, plant and equipment, net		$143,104	$166,674

As a result of the 2021 Restructuring Plan, the Company performed a fair value analysis of the Silarx facility and certain equipment at the facility, which resulted in an $8.4 million impairment charge in the second quarter of Fiscal 2022. The land, facility and equipment identified for sale, totaling $10.5 million, was reclassified to the assets held for sale caption in the Consolidated Balance Sheet as of December 31, 2021.

Depreciation expense for the three months ended December 31, 2021 and 2020 was $5.5 million and $5.7 million, respectively. Depreciation expense for the six months ended December 31, 2021 and 2020 was $11.1 million and $11.5 million, respectively.

Property, plant and equipment, net included amounts held in foreign countries in the amount of $0.6 million at December 31, 2021 and June 30, 2021.

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

Financial Instruments Disclosed, But Not Reported, at Fair Value

We estimate the fair value of 7.750% Senior Secured Notes due 2026 (the “Notes”) and the 4.50% Convertible Senior Notes (“Convertible Senior Notes”) using market quotations for debt that have quoted prices in active markets (Level 1). Since our Second Lien Secured Loan Facility (“Second Lien Facility”) does not trade on a daily basis in an active market, the fair value estimate is based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities (Level 2). The estimated fair value of the Notes as of December 31, 2021 and June 30, 2021 was approximately $266 million and $347 million, respectively. The estimated fair value of the Second Lien Facility as of December 31, 2021 and June 30, 2021 was approximately $144 million and $189 million, respectively. The estimated fair value of the Convertible Senior Notes was approximately $27 million and $53 million as of December 31, 2021 and June 30, 2021, respectively. The fair value of the Convertible Senior Notes as of December 31, 2021 was lower than the carrying value primarily due to the Company’s stock price at December 31, 2021 as compared to the $15.29 conversion price.

Note 9. Intangible Assets

Intangible assets, net as of December 31, 2021 and June 30, 2021 consisted of the following:

	Weighted	Gross Carrying Amount		Accumulated Amortization		Intangible Assets, Net
	Avg. Life	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,
(In thousands)	(Yrs.)	2021	2021	2021	2021	2021	2021
Definite-lived:
KUPI product rights	15	$35,000	$83,955	$—	$(4,198)	$35,000	$79,757
KUPI trade name	2	2,920	2,920	(2,920)	(2,920)	—	—
KUPI other intangible assets	15	19,000	19,000	(7,728)	(7,095)	11,272	11,905
Silarx product rights	15	20,000	20,000	(5,556)	(4,889)	14,444	15,111
Other product rights	10	37,417	35,918	(11,161)	(8,856)	26,256	27,062
Total definite-lived		$114,337	$161,793	$(27,365)	$(27,958)	$86,972	$133,835

Indefinite-lived:
KUPI in-process research and development	—	$4,000	$4,000	$—	$—	$4,000	$4,000
Total indefinite-lived		4,000	4,000	—	—	4,000	4,000
Total intangible assets, net		$118,337	$165,793	$(27,365)	$(27,958)	$90,972	$137,835

For the three months ended December 31, 2021 and 2020, the Company recorded amortization expense of $3.8 million and $8.7 million, respectively. For the six months ended December 31, 2021 and 2020, the Company recorded amortization expense of $7.8 million and $17.2 million, respectively.

In November 2021, the Company announced the 2021 Restructuring Plan, which includes the phase out of two low-margin prescription products at Kremers Urban Pharmaceuticals, Inc. The Company determined that the decision to discontinue these products along with continued competitive pressures in the market represent a “triggering event” and, therefore, performed an analysis to determine the potential impairment of certain long-lived assets, including its intangible assets. Based on the analysis, the Company recorded an impairment charge of $40.6 million related to the KUPI product rights intangible assets. The impairment charge is primarily a result of the decline in net sales and gross margin of certain product lines acquired in connection with the KUPI acquisition.

Future annual amortization expense consisted of the following as of December 31, 2021:

(In thousands)	Amortization
Fiscal Year Ending June 30,	Expense
2022	$5,127
2023	10,295
2024	10,021
2025	9,827
2026	9,173
Thereafter	42,529
$86,972

Note 10. Long-Term Debt

Long-term debt, net consisted of the following:

	December 31,	June 30,
(In thousands)	2021	2021
7.75% Senior Secured Notes due 2026	$350,000	$350,000
Unamortized discount and other debt issuance costs	(5,106)	(5,594)
7.75% Senior Secured Notes due 2026, net	344,894	344,406
Second Lien Secured Loan Facility due 2026 ($190.0M Principal, $5.7M Exit Fee, and $13.7M and $3.6M accrued PIK interest at December 31, 2021 and June 30, 2021 respectively)	209,366	199,342
Unamortized discount and other debt issuance costs	(34,663)	(36,701)
Second Lien Secured Loan Facility due 2026, net	174,703	162,641
4.50% Convertible Senior Notes due 2026	86,250	86,250
Unamortized discount and other debt issuance costs	(2,363)	(2,614)
4.50% Convertible Senior Notes, net	83,887	83,636
$45 million Amended ABL Credit Facility	—	—
Total debt, net	603,484	590,683
Less short-term borrowings and current portion of long-term debt	—	—
Total long-term debt, net	$603,484	$590,683

The weighted average interest rate for the three months ended December 31, 2021 and 2020 was 8.9% and 7.8%, respectively. The weighted average interest rate for the six months ended December 31, 2021 and 2020 was 8.9% and 7.9%, respectively.

Long-term debt amounts due, for the twelve-month periods ending December 31 are as follows:

Amounts Payable
(In thousands)	to Institutions
2022	$—
2023	—
2024	—
2025	—
2026	645,616
Total	$645,616

The long-term debt amounts due above include accrued PIK interest on the Second Lien Facility as of December 31, 2021. Following the one-year anniversary of the closing date of the Second Lien Facility, the Company may elect to pay in cash any interest required to be paid in the form of PIK interest.

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

Shareholder Litigation

In November 2016, a putative class action lawsuit was filed against the Company and two of its former officers in the federal district court for the Eastern District of Pennsylvania, alleging that the Company and two of its former officers damaged the purported class by making false and misleading statements regarding the Company’s drug pricing methodologies and internal controls. In December 2017, counsel for the putative class filed a second amended complaint. The Company filed a motion to dismiss the second amended complaint in February 2018. In July 2018, the court granted the Company’s motion to dismiss the second amended complaint. In September 2018, counsel for the putative class filed a third amended complaint alleging that the Company and two of its former officers made false and misleading statements regarding the impact of competition on prices and sales of certain of the Company’s products, regarding the potential effects on the Company of regulatory investigations and antitrust litigation, and regarding the defendants’ investigation of purported anticompetitive conduct. The Company filed a motion to dismiss the third amended complaint in November 2018. In May 2019, the court denied the Company’s motion to dismiss the third amended complaint. In July 2019, the Company filed an answer to the third amended complaint. In October 2020, counsel for the putative class filed a motion for class certification. In March 2021, the Company filed a brief in opposition to the motion to certify the putative class. In August 2021, the court granted the motion to certify the proposed class, to appoint class representatives, and to appoint class counsel. In August 2021, the Company filed a petition for permission to appeal the court’s class certification order. In September 2021, counsel for the class filed a response in opposition to the Company’s position. In November 2021, the United States Court of Appeals for the Third Circuit granted the Company’s petition for permission to appeal the class certification order. In January 2022, the Third Circuit granted the Company’s motion to stay the case pending a decision on the interlocutory appeal. The Company believes it acted in compliance with all applicable laws and continues to vigorously defend itself from these claims. The Company cannot reasonably predict the outcome of the suit at this time.

Genus Life Sciences

In December 2018, Genus Lifesciences, Inc. (“Genus”) sued the Company, Cody Labs, and others in California federal court, alleging violations of the Lanham Act, Sherman Act, and California false advertising law. Genus received FDA approval for a cocaine hydrochloride product in December 2018, and its claims are premised in part on allegations that the Company falsely advertises its unapproved cocaine hydrochloride solution product. The Company denied that it is falsely advertising its cocaine hydrochloride solution product and continued to market its unapproved product relying on the Guidance for FDA Staff and Industry, Marketed Unapproved Drugs — Compliance Policy Guide, pending approval of its Section 505(b)(2) application (until August 15, 2019, when it agreed to a request by the FDA to cease marketing its unapproved product as a result of the approval of a competitor’s product). In January 2019, the Company filed a motion to dismiss the complaint. On May 3, 2019, the Court issued a written decision granting in part and denying in part the motion to dismiss. On June 6, 2019, Genus filed an Amended Complaint. On June 27, 2019, the Company filed a motion to dismiss the amended complaint. By Order dated September 3, 2019, the Court granted in part and denied in part the Company's motion to dismiss. On November 20, 2019, Genus filed a second amended complaint. On December 17, 2019, the Company filed an answer to the second amended complaint. The Company believes it acted in compliance with all applicable laws and regulations and plans to vigorously defend itself from these claims. On August 16, 2021, the Company and Genus reached an agreement in principle to amicably resolve this case, along with three other cases involving the Company’s approved cocaine hydrochloride product. The parties memorialized the settlement in a series of settlement documents which were signed on October 15, 2021. The terms of the settlement are confidential and include, among other things, a non-exclusive patent license granted by Genus, which allows the Company to continue marketing its approved cocaine hydrochloride product, a payment of $1.5 million by the Company and transfer by the Company of certain ANDAs and an NDA to Genus, and the stipulation that all cases shall be dismissed with prejudice. All cases against the Company have been dismissed with prejudice.

Sandoz, Inc.

On July 20, 2020, Sandoz, Inc. (“Sandoz”) filed a complaint in federal court in Philadelphia, alleging claims for tortious interference with contract, unfair competition and conversion of confidential information, arising out of Cediprof, Inc.’s (“Cediprof”) termination of Sandoz’s contract to distribute levothyroxine tablets in the United States and certain territories. Along with the complaint, Sandoz filed a motion for a temporary restraining order and preliminary injunction, seeking to enjoin the Company from commencing the distribution of levothyroxine tablets on August 3, 2020. On the same day, Sandoz filed a separate complaint and application for a temporary restraining order and preliminary injunction against Cediprof in federal court in New York, seeking to prevent Cediprof from selling its levothyroxine tablets in the United States and certain of its territories to anyone other than Sandoz. On July 27, 2020, the New York court held a hearing and denied Sandoz’s application for a temporary restraining order, ruling Sandoz had failed to establish irreparable harm. Sandoz subsequently dismissed the complaint and is proceeding against Cediprof in an Arbitration in New York, where the Company has agreed to indemnify Cediprof. On July 28, 2020, the Philadelphia court held a hearing and denied Sandoz’s application for a temporary restraining order, ruling that Sandoz had failed to establish irreparable harm and failed to establish that it is likely to succeed on the merits of its claim against Lannett. On October 5, 2020, the Company filed a motion to dismiss the complaint. On December 28, 2020, the Court granted in part and denied in part the motion, dismissing certain of the claims. The Company has filed a motion to stay the case pending the Arbitration of the Sandoz/Cediprof dispute. On January 11, 2021, the Company filed an answer and counterclaim to the complaint. Upon the conclusion of fact discovery, the Court entered an order on July 16, 2021 staying the remaining deadlines in the case pending the outcome of the Arbitration between Sandoz and Cediprof, which began on January 31, 2022. The Company denies that it tortiously interfered with Sandoz’s contract or that it converted any of Sandoz’s alleged confidential information. The Company cannot reasonably predict the outcome of this suit at this time.

Ranitidine Oral Solution, USP

On June 1, 2020, a class action complaint was served upon the Company and approximately forty-five (45) other companies asserting claims for personal injury arising from the presence of NDMA in Ranitidine products. The complaint is consolidated in a multidistrict litigation (“MDL”) pending in the United States District Court for the Southern District of Florida. Similar complaints were filed in state court in New Mexico and state court in Maryland and served upon the Company. Subsequently, a number of similar complaints were served on the Company. The Company filed a motion to dismiss the complaint filed in the MDL which was granted with leave to amend on December 31, 2020. The plaintiffs filed a First Amended complaint on February 9, 2021, to which the generic manufacturer defendants, including the Company, filed a renewed motion to dismiss all claims. On July 8, 2021, the Court issued an Order granting the motion and dismissing all claims with prejudice based on federal preemption. The Plaintiffs filed an appeal to the Eleventh Circuit Court of Appeals. Separately, the New Mexico case was conditionally transferred to the MDL, but ultimately remanded back to the state court. The Company, along with other defendants filed a motion to dismiss on preemption ground. The motion was denied on August 17, 2021; however, the Company is currently evaluating options for interlocutory appeal. Since the Company, based upon the information received to date, did not sell Ranitidine in New Mexico, it is pursuing its options for dismissal. It is in the process of negotiating a voluntary dismissal with attorneys for the State and simultaneously moving for dismissal on jurisdiction grounds. Separately, the Company filed a notice to remove and transfer the Maryland case to the MDL which the plaintiff has opposed. On April 1, 2021, the case was remanded back to the state court. Recently, two separate complaints were filed against the Company and others in Philadelphia Court of Common Pleas by parents on behalf of minor children alleging personal injury as a result of using the Company’s Ranitidine products. The Company has filed its preliminary objections to both of the complaints, seeking dismissal on the basis of preemption, legal insufficiency, learned intermediary defense and lack of specificity. The Company has placed its insurance carrier on notice of the claim and the carrier has appointed counsel to defend the Company.

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

Note 12. Commitments

Leases

At December 31, 2021 and June 30, 2021, the Company had a ROU lease asset of $10.2 million and $10.6 million, respectively, and an operating lease liability of $12.6 million and $13.1 million, respectively. The current balance of the operating lease liability at December 31, 2021 and June 30, 2021was $2.1 million and $2.0 million, respectively.

Components of lease cost are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands)	2021	2020	2021	2020
Operating lease cost	$444	$477	$905	$879
Variable lease cost	16	43	57	82
Short-term lease cost	83	108	152	226
Total	$543	$628	$1,114	$1,187

Supplemental cash flow information related to our operating leases is as follows:

	Six Months Ended
	December 31,
(In thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,084	$809

Weighted-average remaining lease term and discount rate for our operating leases are as follows:

	Six Months Ended
	December 31,
	2021		2020
Weighted-average remaining lease term	9	years	8	years
Weighted-average discount rate	8.5%		8.0%

Maturities of lease liabilities by fiscal year for our operating leases are as follows:

(In thousands)	Amounts Due
2022	$1,045
2023	2,064
2024	2,083
2025	2,103
2026	2,124
Thereafter	8,513
Total lease payments	17,932
Less: Imputed interest	5,324
Present value of lease liabilities	$12,608

Other Commitments

In Fiscal 2020, the Company executed a License and Collaboration Agreement with North South Brother Pharmacy Investment Co., Ltd. and HEC Group PTY, Ltd. (collectively, “HEC”) to develop an insulin glargine product that would be biosimilar to Lantus Solostar. Under the terms of the deal, among other things, the Company shall fund up to the initial $32 million of the development costs and split 50/50 any development costs in excess thereof. As of December 31, 2021, the Company has incurred approximately $6.0 million of development costs towards the $32 million commitment made by the Company. Lannett shall receive an exclusive license to distribute and market the product in the United States upon FDA approval under the 50/50 profit split for the first ten years following commercialization, followed by a 60/40 split in favor of HEC for the following five years. To date, the COVID-19 pandemic has not had a material impact on the development of the insulin glargine product. Although, as a result of stricter procedures required during the pandemic, there is expected to be a several month delay in completing our upcoming clinical trial. The timing of the product development and approval could be further delayed as the COVID-19 pandemic continues.

On February 8, 2021, the Company executed a License and Collaboration Agreement and a Supply Agreement with Sunshine Lake Pharma Co., Ltd. an HEC Group company (“Sunshine”) with respect to the development of a biosimilar insulin aspart product. Under the terms of the deal, among other things, the Company shall fund up to the initial $32 million of the development costs, provided that if total development and other costs paid by Lannett are less than $32 million then the difference will be paid to Sunshine over the first year of commercialization. As of December 31, 2021, the Company has not yet incurred material costs towards the $32 million commitment made by the Company. The parties shall negotiate the sharing of any development costs in excess of $32 million. Lannett shall receive an exclusive license to distribute and market the product in the United States upon FDA approval under the 50/50 profit split for the first ten years following commercialization, followed by a 60/40 split in favor of Sunshine for the following five years.

Note 13. Accumulated Other Comprehensive Loss

The Company’s Accumulated Other Comprehensive Loss was comprised of the following components as of December 31, 2021 and 2020:

	December 31,
(In thousands)	2021	2020
Foreign Currency Translation
Beginning Balance, June 30	$(548)	$(627)
Net income on foreign currency translation (net of tax of $0 and $0)	29	32
Other comprehensive income, net of tax	29	32
Total Accumulated Other Comprehensive Loss	$(519)	$(595)

Note 14. Warrants

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

The holders of the Warrants are entitled to receive dividends or distributions of any kind made to the common stockholders to the same extent as if the holder had exercised the Warrant into common stock. Although the Company did not issue or declare dividends during the period, the Warrants are considered participating securities under ASC 260, Earnings per share, for purposes of calculating earnings (loss) per share under the two-class method. Refer to Note 15 “Loss Per Common Share” for further details of the two-class method and the Company’s calculation of earnings (loss) per share.

Note 15. Loss Per Common Share

A reconciliation of the Company’s basic and diluted loss per common share was as follows:

	Three Months Ended
	December 31,
(In thousands, except share and per share data)	2021	2020
Numerator:
Net loss	$(81,085)	$(171,948)
Interest expense applicable to the Convertible Notes, net of tax	—	—
Amortization of debt issuance costs applicable to the Convertible Notes, net of tax	—	—
Adjusted “if-converted” net loss	$(81,085)	$(171,948)

Denominator:
Basic weighted average common shares outstanding	40,358,127	39,443,441
Effect of potentially dilutive options, restricted stock awards and performance-based shares	—	—
Effect of conversion of the Convertible Notes	—	—
Diluted weighted average common shares outstanding	40,358,127	39,443,441

Loss per common share:
Basic	$(2.01)	$(4.36)
Diluted	$(2.01)	$(4.36)

	Six Months Ended
	December 31,
(In thousands, except share and per share data)	2021	2020
Numerator:
Net loss	$(103,427)	$(178,447)
Net income allocated to participating securities for the Warrants	—	—
Interest expenses applicable to the Convertible Notes, net of tax	—	—
Amortization of debt issuance costs applicable to the Convertible Notes, net of tax	—	—
Adjusted "if-converted" net loss	$(103,427)	$(178,447)

Denominator:
Basic weighted average common shares outstanding	40,142,974	39,257,211
Effect of potentially dilutive options, restricted stock awards and performance-based shares	—	—
Effect of conversion of the Convertible Notes	—	—
Effect of participating securities for the Warrants	—	—
Diluted weighted average common shares outstanding	40,142,974	39,257,211

Loss per common share:
Basic	$(2.58)	$(4.55)
Diluted	$(2.58)	$(4.55)

In accordance with ASC 260, Earnings per share, the Company computes earnings (loss) per share using the two-class method, which requires an allocation of earnings between the holders of common stock and the Company’s participating security holders. Basic earnings (loss) per share is calculated by dividing net income (loss) available to common stockholders, which excludes the income allocated to participating security holders, by the basic weighted average common shares outstanding. For purposes of determining diluted earnings per share, the Company further adjusts the basic earnings per share to include the effect of potentially dilutive shares outstanding, including options, restricted stock awards, performance-based shares, the Convertible Notes, and the Warrants. In this calculation, the Company reallocates net income based on the rights of each potentially dilutive share and will report the most dilutive earnings (loss) per share. Because the Warrants do not participate in losses, the Company will allocate undistributed earnings when calculating basic and diluted earnings per share in periods of net income only. The effect of the Warrants is excluded from the calculation of basic and diluted loss per share for the three and six months ended December 31, 2021.

The number of anti-dilutive shares that have been excluded in the computation of diluted earnings per share was 8.1 million for each of the three and six months ended December 31, 2021 and 2020. The effect of potentially dilutive shares was excluded from the calculation of diluted loss per share in the three and six months ended December 31, 2021 and 2020 because the effect of including such securities would be anti-dilutive.

Note 16. Share-based Compensation

At December 31, 2021, the Company had two share-based employee compensation plans (the 2014 Long-Term Incentive Plan (“LTIP”) and the 2021 LTIP). Together these plans authorized an aggregate total of 8.0 million shares to be issued. As of December 31, 2021, the plans have a total of 1.4 million shares available for future issuances.

Historically, the Company has issued share-based compensation awards with a vesting period ranging up to 3 years and a maximum contractual term of 10 years. The Company issues new shares of stock when stock options are exercised. As of December 31, 2021, there was $12.0 million of total unrecognized compensation cost related to non-vested share-based compensation awards. That cost is expected to be recognized over a weighted average period of 2.0 years.

Stock Options

The Company measures share-based compensation cost for options using the Black-Scholes option pricing model. There were no stock options granted during the six months ended December 31, 2021. The following table presents the weighted average assumptions used to estimate fair values of the stock options granted, the estimated annual forfeiture rates used to recognize the associated compensation expense and the weighted average fair value of the options granted during the six months ended December 31, 2020:

	Six Months Ended
	December 31, 2020
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

A stock option summary as of December 31, 2021 and changes during the six months then ended, is presented below:

				Weighted
		Weighted-		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
(In thousands, except for weighted average price and life data)	Awards	Price	Value	Life (yrs.)
Outstanding at June 30, 2021	1,046	$9.51	$25	7.2
Exercised	(3)	$3.55	$2
Forfeited, expired or repurchased	(11)	$7.62
Outstanding at December 31, 2021	1,032	$9.55	$—	6.8

Vested and expected to vest at December 31, 2021	1,032	$9.55	$—	6.8
Exercisable at December 31, 2021	626	$11.67	$—	5.9

Restricted Stock

The Company measures restricted stock compensation costs based on the stock price at the grant date less an estimate for expected forfeitures. The annual forfeiture rate used to calculate compensation expense was 6.5% for the six months ended December 31, 2021 and 2020.

A summary of restricted stock awards as of December 31, 2021 and changes during the six months then ended, is presented below:

		Weighted
		Average Grant -	Aggregate
(In thousands, except for weighted average price data)	Awards	date Fair Value	Intrinsic Value
Non-vested at June 30, 2021	1,350	$6.75
Granted	1,110	4.14
Vested	(973)	5.98	$3,765
Forfeited	(83)	5.72
Non-vested at December 31, 2021	1,404	$5.28

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

A summary of performance-based share awards as of December 31, 2021 and changes during the current fiscal year, is presented below:

		Weighted
		Average Grant -
(In thousands, except for weighted average price and life data)	Awards	date Fair Value
Non-vested at June 30, 2021	531	$10.29
Granted	617	$6.04
Performance adjustment (1)	(40)	$17.69
Vested	(58)	$7.72
Non-vested at December 31, 2021	1,050	$7.65
(1)	Represents the adjustment based on the performance of the July 2018 awards, which was below the Threshold goal level at the end of the three-year performance period.

Employee Stock Purchase Plan

In February 2003, the Company’s stockholders approved an Employee Stock Purchase Plan (“2003 ESPP”). The 2003 ESPP was implemented on April 1, 2003 and is qualified under Section 423 of the Internal Revenue Code. The Board of Directors authorized an aggregate total of 1.1 million shares of the Company’s common stock for issuance under the 2003 ESPP. During the six months ended December 31, 2021 and 2020, 107 thousand shares and 56 thousand shares were issued under the 2003 ESPP, respectively. As of December 31, 2021, 1.1 million total cumulative shares have been issued under the 2003 ESPP. In January 2022, the stockholders of the Company approved a new ESPP (“2022 ESPP” and, together with the 2003 ESPP, “ESPPs”). The Company is authorized an additional 1.5 million shares of the Company’s common stock for issuance under the 2022 ESPP, which is qualified under Section 423 of the Internal Revenue Code. Employees eligible to participate in the ESPP may purchase shares of the Company’s stock at 85% of the lower of the fair market value of the common stock on the first day of the calendar quarter, or the last day of the calendar quarter. Under the ESPP, employees can authorize the Company to withhold up to 10% of their compensation during any quarterly offering period, subject to certain limitations.

The following table presents the allocation of share-based compensation costs recognized in the Consolidated Statements of Operations by financial statement line item:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands)	2021	2020	2021	2020
Selling, general and administrative expenses	$2,115	$1,507	$4,812	$4,221
Research and development expenses	27	132	122	287
Cost of sales	167	352	393	825
Total	$2,309	$1,991	$5,327	$5,333

Tax benefit at statutory rate	$519	$448	$1,199	$1,200

Note 17. Employee Benefit Plan

The Company has a 401k defined contribution plan (the “Plan”) covering substantially all employees. Pursuant to the Plan provisions, the Company was required to make matching contributions equal to 50% of each employee’s contribution, not to exceed 4% of the employee’s compensation for the Plan year. Beginning January 1, 2021, the Company reduced the matching contribution to 50% of each employee’s contribution, not to exceed 2% of the employee’s compensation for the Plan year. Contributions to the Plan were $0.2 million and $0.5 million during the three months ended December 31, 2021 and 2020, respectively. Contributions to the Plan were $0.5 million and $1.1 million during the six months ended December 31, 2021 and 2020, respectively.

In Fiscal 2020, the Company implemented a non-qualified deferred compensation plan for certain senior-level management and executives. The non-qualified deferred compensation plan allows certain eligible employees to defer additional pre-tax earnings for retirement, beyond the IRS limits in place under the Plan. Contributions to the non-qualified deferred compensation plan during the three and six months ended December 31, 2021 were not material.

Note 18. Income Taxes

The federal, state and local income tax benefit for the three months ended December 31, 2021 was $1.4 million compared to $58.1 million for the three months ended December 31, 2020. The effective tax rates for the three months ended December 30, 2021 and 2020 were 1.7% and 25.2%, respectively. The effective tax rate for the three months ended December 31, 2021 was lower compared to the three months ended December 31, 2020 primarily due to the valuation allowance recorded in Fiscal 2021.

The federal, state and local income tax benefit for the six months ended December 31, 2021 was $1.4 million compared to $66.1 million for the six months ended December 31, 2020. The effective tax rates for the six months ended December 31, 2021 and 2020 were 1.4% and 27.0%, respectively. The effective tax rate for the six months ended December 31, 2021 was lower compared to the six months ended December 31, 2020 primarily due to the valuation allowance recorded in Fiscal 2021.

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

As of December 31, 2021 and June 30, 2021, the Company has total unrecognized tax benefits of $4.5 million, of which $4.4 million would impact the Company’s effective tax rate for each period, if recognized. As a result of the positions taken during the period, the Company has not recorded any material interest and penalties for the period ended December 31, 2021 in the statement of operations and no cumulative interest and penalties have been recorded either in the Company’s statement of financial position as of December 31, 2021 and June 30, 2021. The Company will recognize interest accrued on unrecognized tax benefits in interest expense and any related penalties in operating expenses.

The Company files income tax returns in the United States federal jurisdiction and various states. The Company’s federal tax returns for Fiscal 2014 and prior generally are no longer subject to review as such years are closed. The Company’s Fiscal 2015 through 2017 and 2020 federal returns are currently under examination by the Internal Revenue Service (“IRS”). The Company has received preliminary assessments from the IRS, which are not considered material to Company’s Consolidated Statements of Operations; however, we cannot reasonably predict the final outcome of the examinations at this time. In October 2018, the Company was notified that the Commonwealth of Pennsylvania will conduct a routine field audit of the Company’s Fiscal 2016 and Fiscal 2017 corporate tax returns. In March 2021, the Company received a preliminary assessment from the Commonwealth of Pennsylvania, which is not considered material to the Company’s Consolidated Statement of Operations. In November 2021, the Company was notified that the State of Florida will conduct an audit of the Company’s Fiscal 2019 and 2020 corporate tax returns. The Company cannot currently predict the outcome of the audit.

Note 19. Related Party Transactions

The Company had sales of $0.4 million and $0.8 million during the three months ended December 31, 2021 and 2020, respectively, to a generic distributor, Auburn Pharmaceutical Company (“Auburn”), which is a member of the Premier Buying Group. Sales to Auburn for the six months ended December 31, 2021 and 2020 were $0.6 million and $1.5 million, respectively. Jeffrey Farber, a current board member, is the owner of Auburn. Accounts receivable includes amounts due from Auburn of $0.3 million and $0.4 million at December 31, 2021 and June 30, 2021, respectively.

Note 20. Assets Held for Sale

Cody API Real Estate

In Fiscal 2020, the Company ceased operations at Cody Labs, leased a portion of the real estate to a third party and intends to sell the remaining real estate. In November 2021, the Company entered into an agreement for the sale of real estate associated with the Cody API business. The Company adjusted the carrying value to fair value based on the signed agreement and estimated proceeds of the sale, which resulted in a $0.5 million impairment charge. As of December 31, 2021, the remaining real estate associated with the Cody API business, totaling $2.2 million, was recorded in the assets held for sale caption in the Consolidated Balance Sheets. The financial results of the Cody API business for the three and six months ended December 31, 2021 and 2020 were not material to the Company’s Consolidated Statements of Operations.

Silarx Pharmaceuticals, Inc. Facility in Carmel, New York

In November 2021, the Company announced the 2021 Restructuring Plan, which includes consolidating its manufacturing footprint by transferring certain liquid drug production from its Silarx Pharmaceuticals, Inc. (“Silarx”) facility in Carmel, New York to the Company’s main plant in Seymour, Indiana. Following the transition, which is expected to take 12 to 18 months, the Company intends to shut down operations at the Silarx facility. The Company is also currently pursuing the sale of the facility, which is anticipated to occur within one year and may result in accelerated timing for the shutdown of operations at Silarx. As such, the facility and certain equipment identified for sale are considered held for sale as of December 31, 2021. The Company subsequently performed a fair value analysis which resulted in an $8.4 million impairment charge of the Silarx facility and certain equipment at the facility in the second quarter of Fiscal 2022. As of December 31, 2021, the facility and equipment identified for sale, totaling $10.5 million, was recorded in the assets held for sale caption in the Consolidated Balance Sheet.

Note 21. Subsequent Events

On January 31, 2022, the Company completed the sale of certain real estate associated with the former Cody API business for total consideration of $2.2 million, after fees and selling costs. The carrying value of the real estate was included within the assets held for sale caption in the Consolidated Balance Sheets as of December 31, 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement About Forward-Looking Statements

This Report on Form 10-Q and certain information incorporated herein by reference contains forward-looking statements which are not historical facts made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not promises or guarantees and investors are cautioned that all forward-looking statements involve risks and uncertainties, including but not limited to the impact of competitive products and pricing, product demand and market acceptance, new product development, acquisition-related challenges, the regulatory environment, interest rate fluctuations, reliance on key strategic alliances, availability of raw materials, fluctuations in operating results and other risks detailed from time to time in our filings with the Securities and Exchange Commission (“SEC”). These statements are based on management’s current expectations and are naturally subject to uncertainty and changes in circumstances. We caution you not to place undue reliance upon any such forward-looking statements which speak only as of the date made. Lannett is under no obligation to, and expressly disclaims any such obligation to, update or alter its forward-looking statements, whether as a result of new information, future events or otherwise and other events or factors, many of which are beyond our control, including those resulting from such events, or the prospect of such events, such as public health issues including health epidemics or pandemics, such as the outbreak of the novel coronavirus (“COVID-19”), whether occurring in the United States or elsewhere, which could disrupt our operations, disrupt the operations of our suppliers and business development and other strategic partners, disrupt the global financial markets or result in political or economic instability.

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

Company Overview

Lannett Company, Inc. (a Delaware corporation) and its subsidiaries (collectively, the “Company,” “Lannett,” “we” or “us”) primarily develop, manufacture, package, market and distribute solid oral and extended release (tablets and capsules), topical, liquids, nasal and oral solution finished dosage forms of drugs, generic forms of both small molecule and biologic medications, that address a wide range of therapeutic areas. Certain of these products are manufactured by others and distributed by the Company. Additionally, the Company is pursuing partnerships, research contracts and internal expansion for the development and production of other dosage forms including: ophthalmic, nasal, patch, foam, buccal, sublingual, suspensions, soft gel, injectable and oral dosages.

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

Impact of COVID-19 Pandemic

In response to the COVID-19 pandemic, the Company has developed a comprehensive plan that enables it to maintain operational continuity with an emphasis on manufacturing, distribution and R&D facilities during this crisis, and to date, has not encountered any significant obstacles implementing its business continuity plans. However, the Company continually assesses COVID-19 related developments and adjusts its risk mitigation planning and business continuity activities as needed.

In March 2020, the Company instituted a work from home process for all employees, other than employees in our manufacturing plants, distribution center, and R&D facilities which support manufacturing. For employees who cannot perform their job remotely, the Company has implemented enhanced cleaning and sanitizing procedures that are in line with Centers for Disease Control and Preventions (“CDC”) recommendations. Employees are required to adhere to the CDC guidelines, social distancing and any employee experiencing any symptoms of COVID-19 is required to stay home and seek medical attention. The Company has experienced an increase in absenteeism arising from intermittent spikes in cases across the country, which has caused an increase in overtime and cost to produce the products, but to date the rate of employee absenteeism has not had any material effect on the Company’s business or its ability to manufacture and distribute products and plants continue to operate at normal capacity. As the pandemic continues to linger due to variants or other causes, there is a continuing risk of employee absenteeism which could materially impact the Company’s operations. To date, the Company’s work from home process has not materially impacted the Company’s financial reporting systems or controls over financial reporting and disclosures nor do we expect that the ongoing remote work arrangement will have a material impact in the future.

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

In light of the economic impacts of COVID-19, the Company reviewed the assets on our Consolidated Balance Sheet as of December 31, 2021, including intangible and other long-lived assets. Based on our review, the Company determined that no impairments or other write-downs specifically related to COVID-19 were necessary during the first six months of Fiscal 2022 and during Fiscal 2021. Our assessment is based on information currently available and is highly reliant on various assumptions. Changes in market conditions could impact the Company’s future outlook and may lead to impairments in the future.

Based on the foregoing, the Company cannot reasonably predict the ultimate impact of COVID-19 on our future results of operations due to the continued uncertainty around the duration and severity of the pandemic.

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

Results of Operations - Three months ended December 31, 2021 compared with the three months ended December 31, 2020

Net sales decreased 35% to $86.5 million for the three months ended December 31, 2021. The table below identifies the Company’s net product sales by medical indication for the three months ended December 31, 2021 and 2020.

(In thousands)	December 31,
Medical Indication	2021	2020
Analgesic	$3,919	$3,572
Anti-Psychosis	2,095	13,317
Cardiovascular	9,753	16,336
Central Nervous System	22,340	24,614
Endocrinology	8,297	9,496
Gastrointestinal	14,023	18,575
Infectious Disease	6,520	23,044
Migraine	4,446	6,083
Respiratory/Allergy/Cough/Cold	1,868	2,267
Urinary	1,164	1,361
Other	9,111	8,410
Contract manufacturing revenue	2,972	6,845
Total net sales	$86,508	$133,920

The decrease in net sales was driven by a decrease in the selling price of products of $24.0 million and a decrease in volume of $23.4 million. The decrease in the selling price of products was primarily driven by lower sales prices of Posaconazole, which is included within the Infectious Disease medical indication, Levothyroxine Tablets and Capsules, which are included in the Endocrinology medical indication, Fluphenazine, which is included within the Anti-Psychosis medical indication and Dexmethylphenidate, which is included within the Central Nervous System medical indication. The pressure on sales prices across our portfolio is a reflection of the competitive environment in the generic drug industry. Overall volumes, particularly volumes of Posaconazole, Fluphenazine and Verapamil, which is included within the Cardiovascular medical indication, were also negatively impacted by the competitive environment.

In January 2017, a provision in the Bipartisan Budget Act of 2015 required drug manufacturers to pay additional rebates to state Medicaid programs if the prices of their generic drugs rise at a rate faster than inflation. The provision negatively impacted the Company’s net sales by $3.2 million and $4.6 million during the three months ended December 31, 2021 and 2020, respectively.

The following chart details price and volume changes by medical indication:

	Sales volume	Sales price
Medical indication	change %	change %
Analgesic	32%	(22)%
Anti-Psychosis	(50)%	(34)%
Cardiovascular	(30)%	(10)%
Central Nervous System	3%	(12)%
Endocrinology	17%	(30)%
Gastrointestinal	(11)%	(14)%
Infectious Disease	(37)%	(35)%
Migraine	(21)%	(6)%
Respiratory/Allergy/Cough/Cold	26%	(44)%
Urinary	(8)%	(6)%

The Company sells its products to customers in various distribution channels. The table below presents the Company’s net sales to each distribution channel for the three months ended:

(In thousands)	December 31,	December 31,
Customer Distribution Channel	2021	2020
Wholesaler/Distributor	$65,682	$108,115
Retail Chain	15,209	16,217
Mail-Order Pharmacy	2,645	2,743
Contract manufacturing revenue	2,972	6,845
Total net sales	$86,508	$133,920

The overall decrease in sales was primarily driven by lower sales of certain key products due to new competitors entering the market. The Company has also seen increased competitive market pressure among the existing competitor base in recent years, which has resulted in overall decrease in sales to the distribution channels above. We will continue to seek opportunities for additional launches to offset these competitive pressures.

Cocaine Hydrochloride Solution

In December 2017, a competitor received approval from the FDA to market and sell a cocaine hydrochloride topical product. In March 2018, in accordance with FDA guidance, the FDA requested that the Company cease manufacturing and distributing its unapproved cocaine hydrochloride solution product due to there being an approved product on the market. The Company committed to not manufacturing or distributing cocaine hydrochloride 10% solution, which was not sold during Fiscal 2019. The Company also ceased manufacturing its unapproved cocaine hydrochloride 4% solution on June 15, 2019 and ceased distributing the product on August 15, 2019.

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

On August 16, 2021, the Company and the competitor reached an agreement in principle to amicably resolve all pending cases, including the cases in the federal courts in the District of Columbia, District of Maryland and District of Delaware. The parties executed settlement documents on October 15, 2021 and all cases against the Company have been dismissed with prejudice. The Company continues to market its approved cocaine hydrochloride solution product.

Cost of Sales, including amortization of intangibles. Cost of sales, including amortization of intangibles, for the second quarter of Fiscal 2022 decreased 39% to $80.8 million from $133.1 million in the same prior-year period. The Company has experienced increased competitive market pressure in recent years, which has resulted in overall decrease in sales volumes and, therefore, lower cost of sales in the current period. A decrease in amortization of intangibles as a result of intangible asset impairment charges incurred in Fiscal 2021 also contributed to lower cost of sales in the second quarter of Fiscal 2022. In addition, in the second quarter of Fiscal Year 2021, the Company recorded $17.2 million in write-downs for excess and obsolete inventory as a result of the decision to discontinue 23 lower margin product lines as well as $5.0 million in consideration to renew the Company’s distribution agreement with Recro Gainesville, LLC (“Recro”), which resulted in increased cost of sales in the prior-year period.

Gross Profit. Gross profit for the second quarter of Fiscal 2022 increased 637% to $5.7 million or 7% of net sales. In comparison, gross profit for the second quarter of Fiscal 2021 was $0.8 million or 1% of net sales. The increase in gross profit percentage was primarily due to a $17.2 million write-down for excess and obsolete inventory as well as $5.0 million in consideration to renew the Company’s distribution agreement with Recro Gainesville, LLC (“Recro”) recorded in the second quarter of Fiscal 2021. The increase was partially offset by decreases in the selling prices of our products due to increased competitive pressure.

Research and Development Expenses. Research and development expenses for the second quarter of Fiscal 2022 decreased 16% to $4.7 million from $5.6 million in Fiscal 2021. The decrease was primarily due to the timing of spend related to product development projects.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 37% to $18.8 million in the second quarter of Fiscal 2022 compared with $13.7 million in Fiscal 2021. The increase was primarily driven by higher expenses related to the reimbursement of legal costs associated with a distribution agreement.

Asset impairment charges. In November 2021, the Company announced the 2021 Restructuring Plan, which includes the phase out of two low-margin prescription products at Kremers Urban Pharmaceuticals, Inc. Based on the impairment analysis performed as a result of this decision and continued competitive pressures in the market, the Company recorded an impairment charge of $40.6 million related to the KUPI product rights intangible assets. The impairment charge is primarily a result of the decline in net sales and gross margin of certain product lines acquired in connection with the KUPI acquisition.

The 2021 Restructuring Plan also includes consolidating the Company’s manufacturing footprint by transferring certain liquid drug production from its Silarx Pharmaceuticals, Inc. (“Silarx”) facility in Carmel, New York to the Company’s main plant in Seymour, Indiana. Following the transition, which is expected to take 12 to 18 months, the Company intends to shut down operations at the Silarx facility. The Company performed a fair value analysis to adjust the carrying value of the facility and certain equipment identified for sale to the fair value, which resulted in an $8.4 million impairment charge.

In November 2021, the Company entered into an agreement for the sale of real estate associated with the Cody API business. The Company adjusted the carrying value to fair value based on the signed agreement and estimated proceeds of the sale, which resulted in a $0.5 million impairment charge.

Other Loss. Interest expense for the three months ended December 31, 2021 totaled $14.4 million compared to $13.5 million for the three months ended December 31, 2020. The weighted average interest rate for the second quarter of Fiscal 2022 and 2021 was 8.9% and 7.8%, respectively. Interest expense was higher for the three months ended December 31, 2021 as a result of the higher weighted-average interest rate, which is attributable to higher interest rates on the Notes and the Second Lien Facility discussed further below.

Income Tax. The Company recorded an income tax benefit of $1.4 million in the second quarter of Fiscal 2022 as compared to an income tax benefit of $58.1 million in the second quarter of Fiscal 2021. The effective tax rate for the three months ended December 31, 2021 was 1.7%, compared to 25.2% for the three months ended December 31, 2020. The effective tax rate for the three months ended December 31, 2021 was lower compared to the three months ended December 31, 2020 primarily due to the valuation allowance recorded in Fiscal 2021.

Net Loss. For the three months ended December 31, 2021, the Company reported net loss of $81.1 million, or $(2.01) per diluted share. Comparatively, net loss in the corresponding prior-year period was $171.9 million, or $(4.36) per diluted share.

Results of Operations - Six months ended December 31, 2021 compared with the six months ended December 31, 2020

Net sales decreased to $188.0 million for the six months ended December 31, 2021. The table below identifies the Company's net product sales by medical indication for the six months ended December 31, 2021 and 2020.

(In thousands)	December 31,
Medical Indication	2021	2020
Analgesic	$9,233	$6,692
Anti-Psychosis	5,810	26,345
Cardiovascular	23,853	36,050
Central Nervous System	45,125	47,139
Endocrinology	16,142	12,729
Gastrointestinal	29,263	35,675
Infectious Disease	19,035	44,976
Migraine	9,131	15,773
Respiratory/Allergy/Cough/Cold	4,982	3,693
Urinary	2,340	2,819
Other	18,287	16,044
Contract manufacturing revenue	4,832	12,464
Total net sales	$188,033	$260,399

The decrease in net sales was driven by a decrease in the selling price of products of $48.6 million and a decrease in volume of $23.8 million. The decrease in the selling price of products was primarily driven by lower sales prices of Posaconazole, Levothyroxine Tablets and Capsules, Fluphenazine and Dexmethylphenidate. The pressure on sales prices across our portfolio is a reflection of the competitive environment in the generic drug industry. Overall volumes, particularly volumes of Posaconazole, Fluphenazine, Verapamil and Sumatriptan, which is included within the Migraine medical indication, were also negatively impacted by the competitive environment; however, the pressure was partially offset by increased volumes related to certain new product launches such as Levothyroxine Capsules.

In January 2017, a provision in the Bipartisan Budget Act of 2015 required drug manufacturers to pay additional rebates to state Medicaid programs if the prices of their generic drugs rise at a rate faster than inflation. The provision negatively impacted the Company’s net sales by $6.8 million and $8.9 million during the six months ended December 31, 2021 and 2020, respectively.

The following chart details price and volume changes by medical indication:

	Sales volume	Sales price
Medical indication	change %	change %
Analgesic	58%	(20)%
Anti-Psychosis	(44)%	(34)%
Cardiovascular	(23)%	(11)%
Central Nervous System	2%	(6)%
Endocrinology	99%	(72)%
Gastrointestinal	(7)%	(11)%
Infectious Disease	(19)%	(39)%
Migraine	(29)%	(13)%
Respiratory/Allergy/Cough/Cold	56%	(21)%
Urinary	(4)%	(13)%

The Company sells its products to customers in various distribution channels. The table below presents the Company’s net sales to each distribution channel for the six months ended:

(In thousands)	December 31,	December 31,
Customer Distribution Channel	2021	2020
Wholesaler/Distributor	$150,526	$208,695
Retail Chain	27,935	33,362
Mail-Order Pharmacy	4,740	5,878
Contract manufacturing revenue	4,832	12,464
Total net sales	$188,033	$260,399

The overall decrease in sales was primarily driven by lower sales of certain key products due to new competitors entering the market. The Company has also seen increased competitive market pressure among the existing competitor base in recent years, which has resulted in overall decrease in sales to the distribution channels above. We will continue to seek opportunities for additional launches to offset these competitive pressures.

Cost of Sales, including amortization of intangibles. Cost of sales, including amortization of intangibles, for the first six months of Fiscal Year 2022 decreased 29% to $165.8 million from $233.9 million in the same prior-year period. Product royalties expense included in cost of sales totaled $22.6 million for the first six months of Fiscal Year 2022 and $37.0 million for the first six months of Fiscal Year 2021. Amortization expense included in cost of sales totaled $7.8 million for the first six months of Fiscal 2022 and $17.2 million for the first six months of Fiscal 2021. The Company has experienced increased competitive market pressure in recent years, which has resulted in overall decrease in sales volumes and, therefore, lower cost of sales in the current period. A decrease in amortization of intangibles as a result of intangible asset impairment charges incurred in Fiscal 2021 also contributed to lower cost of sales in the first six months of Fiscal 2022. In addition, in the second quarter of Fiscal Year 2021, the Company recorded $17.2 million in write-downs for excess and obsolete inventory as a result of the decision to discontinue 23 lower margin product lines as well as $5.0 million in consideration to renew the Company’s distribution agreement with Recro Gainesville, LLC (“Recro”), which resulted in increased cost of sales in the prior-year period.

Gross Profit. Gross profit for the first six months of Fiscal 2022 decreased 16% to $22.2 million or 12% of net sales. In comparison, gross profit for the first six months of Fiscal 2021 was $26.5 million or 10% of net sales. The increase in gross profit percentage was primarily a result of higher cost of sales in the prior period. In the second quarter of Fiscal Year 2021, the Company recorded $17.2 million in write-downs for excess and obsolete inventory as a result of the decision to discontinue 23 lower margin product lines as well as $5.0 million in consideration to renew the Company’s distribution agreement with Recro Gainesville, LLC (“Recro”), which resulted in a lower gross profit percentage in the prior-year period. The increase was partially offset by decreases in the selling prices of our products due to increased competitive pressure.

Research and Development Expenses. Research and development expenses for the first six months of Fiscal 2022 decreased 14% to $10.5 million from $12.2 million in Fiscal Year 2021. The decrease was primarily due to the timing of spend related to product development projects.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 31% to $37.7 million in the first six months of Fiscal Year 2022 compared with $28.9 million in Fiscal Year 2021. The increase was primarily driven by higher expenses related to the reimbursement of legal costs associated with a distribution agreement as well as a non-income tax credit received in the first quarter of Fiscal 2021.

Asset impairment charges. In November 2021, the Company announced the 2021 Restructuring Plan, which includes the phase out of two low-margin prescription products at Kremers Urban Pharmaceuticals, Inc. Based on the impairment analysis performed as a result of this decision and continued competitive pressures in the market, the Company recorded an impairment charge of $40.6 million related to the KUPI product rights intangible assets. The impairment charge is primarily a result of the decline in net sales and gross margin of certain product lines acquired in connection with the KUPI acquisition.

The 2021 Restructuring Plan also includes consolidating the Company’s manufacturing footprint by transferring certain liquid drug production from its Silarx Pharmaceuticals, Inc. (“Silarx”) facility in Carmel, New York to the Company’s main plant in Seymour, Indiana. Following the transition, which is expected to take 12 to 18 months, the Company intends to shut down operations at the Silarx facility. The Company performed a fair value analysis to adjust the carrying value of the facility and certain equipment identified for sale to the fair value, which resulted in an $8.4 million impairment charge.

In November 2021, the Company entered into an agreement for the sale of real estate associated with the Cody API business. The Company adjusted the carrying value to fair value based on the signed agreement and estimated proceeds of the sale, which resulted in a $0.5 million impairment charge.

Other Income (Loss). Interest expense for the six months ended December 31, 2021 totaled $28.7 million compared to $28.0 million for the six months ended December 31, 2020. The average debt balance was lower in the first six months of Fiscal 2022 as compared to the prior-year due to the full repayment of the outstanding Term Loan A in November 2020. However, the interest expense was consistent between the two periods as a result of the higher weighted-average interest rate, which is attributable to higher interest rates on the Notes and the Second Lien Facility discussed further below. The weighted average interest rate for the first six months of Fiscal 2022 and 2021 was 8.9% and 7.9%, respectively.

Income Tax. The Company recorded an income tax benefit of $1.4 million in the first six months of Fiscal Year 2022 as compared to an income tax benefit of $66.1 million in the first six months of Fiscal Year 2021. The effective tax rate for the six months ended December 31, 2021 was 1.4%, compared to 27.0% for the six months ended December 31, 2020. The effective tax rate for the six months ended December 31, 2021 was lower compared to the six months ended December 31, 2021 primarily due to the valuation allowance recorded in Fiscal 2021.

Net Loss. For the six months ended December 31, 2021, the Company reported net loss of $103.4 million, or $(2.58) per diluted share. Comparatively, net loss in the corresponding prior-year period was $178.4 million, or $(4.55) per diluted share.

Liquidity and Capital Resources

Cash Flow

The Company has historically financed its operations with cash flow generated from operations and has $45.0 million available to draw upon under the Amended ABL Credit Facility, which is discussed further below. At December 31, 2021, working capital was $245.4 million as compared to $263.1 million at June 30, 2021, a decrease of $17.7 million.

Net cash provided by operating activities of $13.8 million for the six months ended December 31, 2021 reflected net loss of $103.4 million, adjustments for non-cash items of $91.0 million, as well as cash provided by through changes in operating assets and liabilities of $26.2 million. In comparison, net cash used in operating activities of $24.6 million for the six months ended December 31, 2020 reflected net loss of $178.4 million, adjustments for non-cash items of $247.6 million, as well as cash used through changes in operating assets and liabilities of $93.8 million.

Significant changes in operating assets and liabilities from June 30, 2021 to December 31, 2021 were comprised of:

●	A decrease in accounts receivable of $32.6 million mainly due to lower gross sales in the three months ended December 31, 2021 compared to the three months ended June 30, 2021. The Company’s days sales outstanding (“DSO”) at December 31, 2021, based on gross sales for the six months ended December 31, 2021 and gross accounts receivable at December 31, 2021, was 71 days. The level of DSO at December 31, 2021 was comparable to the Company’s expectation that DSO will be in the 70 to 85-day range based on customer payment terms.
●	An increase in rebates payable of $6.2 million mainly due to the timing of payments in Fiscal 2022.

Significant changes in operating assets and liabilities from June 30, 2020 to December 31, 2020 were comprised of:

●	An increase in accounts receivable of $34.3 million mainly due to the timing of sales and cash receipts. The Company’s days sales outstanding (“DSO”) at December 31, 2020, based on gross sales for the six months ended December 31, 2020 and gross accounts receivable at December 31, 2020, was 76 days. The level of DSO at December 31, 2020 was comparable to the Company’s expectation that DSO will be in the 70 to 85-day range based on customer payment terms.
●	An increase in income taxes receivable totaling $50.1 million primarily due to additional estimated tax refunds related to provisions of the CARES Act as well as an anticipated Fiscal 2021 taxable loss.
●	A decrease in accrued expenses totaling $10.9 million primarily due to the payment of the branded prescription drug fee in October 2020.
●	An increase in accounts payable totaling $10.1 million primarily due to the timing of vendor invoices and payments.
●	A decrease in accrued payroll and payroll-related costs of $7.4 million primarily related to payments made in August 2020 in connection with incentive-based compensation accrued in Fiscal Year 2020 as well as the timing of payroll payments.

Net cash used in investing activities of $7.9 million for the six months ended December 31, 2021 was mainly the result of purchases of property, plant and equipment of $6.8 million and purchases of intangible assets of $1.5 million. Net cash used in investing activities of $9.1 million for the six months ended December 31, 2020 was mainly the result of purchases of property, plant and equipment of $5.1 million and purchases of intangible assets of $4.0 million.

Net cash used in financing activities of $0.6 million for the six months ended December 31, 2021 was due to purchases of treasury stock totaling $0.8 million, partially offset by proceeds from issuance of stock pursuant to stock compensation plans of $0.2 million. Net cash used in financing activities of $71.5 million for the six months ended December 31, 2020 was due to debt repayments of $68.5 million, payment of debt issuance costs of $2.4 million, and purchases of treasury stock totaling $1.0 million, partially offset by proceeds from issuance of stock pursuant to stock compensation plans of $0.4 million.

Credit Facility and Other Indebtedness

The Company has previously entered into and may enter future agreements with various government agencies and financial institutions to provide additional cash to help finance the Company’s acquisitions, various capital investments and potential strategic opportunities. These borrowing arrangements as of December 31, 2021 are as follows:

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

In connection with the Second Lien Facility, the Company is required to maintain at least $5.0 million in a deposit account at all times subject to control by the Second Lien Collateral Agent, and a minimum cash balance of $15.0 million as of the last day of each month. At December 31, 2021, the Company classified the $5.0 million required deposit account balance as restricted cash, which is included in other assets caption in the Consolidated Balance Sheet.

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

Other Liquidity Matters

Along with executing on our existing pipeline products, we are continuously evaluating the potential for product and company acquisitions as a part of our future growth strategy. In conjunction with a potential acquisition, the Company may utilize current resources or seek additional sources of capital to finance any such acquisition, which could have an impact on future liquidity. The continued competive pressures on our current portfolio may impact the ultimate success of existing pipeline projects, which may result in the Company exploring alternative opportunities for capital to support the launch of products in the future.

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

Change in Internal Control Over Financial Reporting

There has been no change in Lannett’s internal control over financial reporting during the six months ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in Note 11 “Legal, Regulatory Matters and Contingencies” of the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and is incorporated by reference herein.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in Lannett Company, Inc’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

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

LANNETT COMPANY, INC.

Dated: February 4, 2022	By:	/s/ Timothy Crew
Timothy Crew
Chief Executive Officer

Dated: February 4, 2022	By:	/s/ John Kozlowski
John Kozlowski
Vice President of Finance, Chief Financial Officer and Principal Accounting Officer