Form 10-Q
period 2022-03-31
LANNETT CO INC
filed 2022-05-10
CIK 57725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-12 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each class of the registrant’s common stock, as of the latest practical date.

Class	Outstanding as of April 30, 2022
Common stock, par value $0.001 per share	43,031,879

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LANNETT COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share and per share data)

	March 31, 2022	June 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$106,108	$93,286
Accounts receivable, net	63,974	98,834
Inventories	95,434	109,545
Income taxes receivable	37,236	35,050
Assets held for sale	—	2,678
Other current assets	15,953	14,170
Total current assets	318,705	353,563
Property, plant and equipment, net	140,120	166,674
Intangible assets, net	88,351	137,835
Operating lease right-of-use assets	10,028	10,559
Other assets	15,103	15,106
TOTAL ASSETS	$572,307	$683,737

LIABILITIES
Current liabilities:
Accounts payable	$28,571	$29,585
Accrued expenses	15,872	13,077
Accrued payroll and payroll-related expenses	10,817	10,680
Rebates payable	24,332	19,025
Royalties payable	6,145	13,779
Restructuring liability	899	8
Current operating lease liabilities	2,059	2,045
Other current liabilities	5,660	2,270
Total current liabilities	94,355	90,469
Long-term debt, net	610,080	590,683
Long-term operating lease liabilities	10,285	11,047
Other liabilities	16,895	19,009
TOTAL LIABILITIES	731,615	711,208
Commitments and contingencies (Notes 11 and 12)

STOCKHOLDERS’ DEFICIT
Common stock ($0.001 par value, 100,000,000 shares authorized; 42,180,724 and 40,913,148 shares issued; 40,616,948 and 39,576,606 shares outstanding at March 31, 2022 and June 30, 2021, respectively)	42	41
Additional paid-in capital	362,531	355,239
Accumulated deficit	(503,091)	(364,766)
Accumulated other comprehensive loss	(526)	(548)
Treasury stock (1,563,776 and 1,336,542 shares at March 31, 2022 and June 30, 2021, respectively)	(18,264)	(17,437)
Total stockholders’ deficit	(159,308)	(27,471)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$572,307	$683,737

The accompanying notes are an integral part of the Consolidated Financial Statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Net sales	$78,357	$112,370	$266,390	$372,769
Cost of sales	72,658	82,063	230,656	298,738
Amortization of intangibles	2,621	3,851	10,425	21,097
Gross profit	3,078	26,456	25,309	52,934
Operating expenses:
Research and development expenses	5,807	5,973	16,318	18,156
Selling, general and administrative expenses	17,572	17,636	55,268	46,502
Restructuring expenses	1,782	—	2,673	4,043
Asset impairment charges	—	—	49,361	198,000
Total operating expenses	25,161	23,609	123,620	266,701
Operating income (loss)	(22,083)	2,847	(98,311)	(213,767)
Other income (expense):
Investment income	34	80	114	168
Interest expense	(14,517)	(12,631)	(43,171)	(40,613)
Other	303	18	252	23
Total other expense	(14,180)	(12,533)	(42,805)	(40,422)
Loss before income tax	(36,263)	(9,686)	(141,116)	(254,189)
Income tax benefit	(1,365)	(2,544)	(2,791)	(68,600)
Net loss	$(34,898)	$(7,142)	$(138,325)	$(185,589)

Loss per common share (1):
Basic	$(0.86)	$(0.18)	$(3.44)	$(4.72)
Diluted	$(0.86)	$(0.18)	$(3.44)	$(4.72)

Weighted average common shares outstanding (1):
Basic	40,503,301	39,511,296	40,261,330	39,340,670
Diluted	40,503,301	39,511,296	40,261,330	39,340,670
(1)	See Note 15 “Loss Per Common Share” for details on calculation.

The accompanying notes are an integral part of the Consolidated Financial Statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Net loss	$(34,898)	$(7,142)	$(138,325)	$(185,589)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(7)	(8)	22	24
Total other comprehensive income (loss)	(7)	(8)	22	24
Comprehensive loss	$(34,905)	$(7,150)	$(138,303)	$(185,565)

The accompanying notes are an integral part of the Consolidated Financial Statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

(In thousands)

	Three Months Ended March 31, 2022
					Accumulated
	Common Stock		Additional		Other		Total
	Shares		Paid-In	Accumulated	Comprehensive	Treasury	Stockholders’
	Issued	Amount	Capital	Deficit	Loss	Stock	Deficit
Balance, December 31, 2021	42,053	$42	$360,765	$(468,193)	$(519)	$(18,255)	$(126,160)
Shares issued in connection with share-based compensation plans	127	—	67	—	—	—	67
Share-based compensation	—	—	1,699	—	—	—	1,699
Purchase of treasury stock	—	—	—	—	—	(9)	(9)
Other comprehensive income	—	—	—	—	(7)	—	(7)
Net loss	—	—	—	(34,898)	—	—	(34,898)
Balance, March 31, 2022	42,180	$42	$362,531	$(503,091)	$(526)	$(18,264)	$(159,308)

	Three Months Ended March 31, 2021
					Accumulated
	Common Stock		Additional		Other		Total
	Shares		Paid-In	Accumulated	Comprehensive	Treasury	Stockholders’
	Issued	Amount	Capital	Deficit	Loss	Stock	Equity
Balance, December 31, 2020	40,832	$41	$326,939	$(179,738)	$(595)	$(17,389)	$129,258
Shares issued in connection with share-based compensation plans	40	—	109	—	—	—	109
Share-based compensation	—	—	1,863	—	—	—	1,863
Purchase of treasury stock	—	—	—	—	—	(30)	(30)
Other comprehensive loss	—	—	—	—	(8)	—	(8)
Net loss	—	—	—	(7,142)	—	—	(7,142)
Balance, March 31, 2021	40,872	$41	$328,911	$(186,880)	$(603)	$(17,419)	$124,050

	Nine Months Ended March 31, 2022
					Accumulated
	Common Stock		Additional		Other		Total
	Shares		Paid-In	Accumulated	Comprehensive	Treasury	Stockholders’
	Issued	Amount	Capital	Deficit	Loss	Stock	Deficit
Balance, June 30, 2021	40,913	$41	$355,239	$(364,766)	$(548)	$(17,437)	$(27,471)
Shares issued in connection with share-based compensation plans	1,267	1	266	—	—	—	267
Share-based compensation	—	—	7,026	—	—	—	7,026
Purchase of treasury stock	—	—	—	—	—	(827)	(827)
Other comprehensive income	—	—	—	—	22	—	22
Net loss	—	—	—	(138,325)	—	—	(138,325)
Balance, March 31, 2022	42,180	$42	$362,531	$(503,091)	$(526)	$(18,264)	$(159,308)

	Nine Months Ended March 31, 2021
					Accumulated
	Common Stock		Additional		Other		Total
	Shares		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Issued	Amount	Capital	Earnings	Loss	Stock	Equity

Balance, June 30, 2020	39,963	$40	$321,164	$(1,291)	$(627)	$(16,390)	$302,896
Shares issued in connection with share-based compensation plans	909	1	551	—	—	—	552
Share-based compensation	—	—	7,196	—	—	—	7,196
Purchase of treasury stock	—	—	—	—	—	(1,029)	(1,029)
Other comprehensive income	—	—	—	—	24	—	24
Net loss	—	—	—	(185,589)	—	—	(185,589)
Balance, March 31, 2021	40,872	$41	$328,911	$(186,880)	$(603)	$(17,419)	$124,050

The accompanying notes are an integral part of the Consolidated Financial Statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended
	March 31,
	2022	2021
OPERATING ACTIVITIES:
Net loss	$(138,325)	$(185,589)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	26,659	38,345
Deferred income tax benefit	—	(20,129)
Share-based compensation	7,026	7,196
Asset impairment charges	49,361	198,000
Gain on sale/disposal of assets	(279)	(26)
Accrual of payment-in-kind interest on Second Lien Credit Facility	15,115	—
Amortization of debt discount and other debt issuance costs	4,553	9,073
Provision for inventory write-downs	11,427	23,613
Other noncash expenses	628	853
Changes in assets and liabilities which provided (used) cash:
Accounts receivable, net	34,860	10,997
Inventories	2,684	6,180
Income taxes receivable/payable	(2,194)	(25,420)
Other assets	(561)	(1,423)
Rebates payable	5,307	(6,327)
Royalties payable	(7,634)	(6,322)
Restructuring liability	891	15
Operating lease assets/liabilities	(835)	52
Accounts payable	(1,014)	70
Accrued expenses	2,795	(10,937)
Accrued payroll and payroll-related expenses	137	(6,546)
Other liabilities	1,284	2,530
Net cash provided by operating activities	11,885	34,205
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(9,260)	(6,599)
Proceeds from sale of property, plant and equipment	12,235	51
Purchases of intangible assets	(1,500)	(4,500)
Net cash provided by (used in) investing activities	1,475	(11,048)
FINANCING ACTIVITIES:
Repayments of long-term debt	—	(78,353)
Proceeds from issuance of stock	267	552
Payment of debt issuance costs	—	(2,390)
Purchase of treasury stock	(827)	(1,029)
Net cash used in financing activities	(560)	(81,220)
Effect on cash and cash equivalents of changes in foreign exchange rates	22	24
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	12,822	(58,039)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	98,286	144,329
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$111,108	$86,290

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$17,155	$30,670
Income taxes refunded	$(596)	$(23,052)
Purchases of property, plant and equipment included in accounts payable	$1,096	$803

The accompanying notes are an integral part of the Consolidated Financial Statements.

LANNETT COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for the presentation of interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited financial statements do not include all the information and footnotes necessary for a comprehensive presentation of the financial position, results of operations and cash flows for the periods presented. In the opinion of management, the unaudited financial statements include all the normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Operating results for the three and nine months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2022. These unaudited financial statements should be read in combination with the other Notes in this section; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 2; and the Consolidated Financial Statements, including the Notes to the Consolidated Financial Statements, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021. The Consolidated Balance Sheet as of June 30, 2021 was derived from audited financial statements.

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

The Company operates a pharmaceutical manufacturing plant in Seymour, Indiana. During the third quarter of Fiscal 2022, the Company completed the sale of its Silarx Pharmaceuticals, Inc. (“Silarx”) facility in Carmel, New York. In connection with the sale, the buyer will continue to produce certain products on behalf of the Company at the Carmel facility while the Company completes the transfer of such products to its Seymour, Indiana plant. Refer to Note 4 “Restructuring Charges” for further details of the sale of the Silarx facility.

The Company’s customers include generic pharmaceutical distributors, drug wholesalers, chain drug stores, private label distributors, mail-order pharmacies, other pharmaceutical manufacturers, managed care organizations, hospital buying groups, governmental entities and health maintenance organizations.

COVID-19 Update

The COVID-19 pandemic continues to have an impact on the global economy and the way companies operate. In light of the economic impacts of COVID-19, the Company reviewed the assets on our Consolidated Balance Sheet as of March 31, 2022, including intangible and other long-lived assets. Based on our review, the Company determined that no impairments or other write-downs specifically related to COVID-19 were necessary during the first nine months of Fiscal 2022 and during Fiscal 2021. Our assessment is based on information currently available and is highly reliant on various assumptions. Changes in market conditions could impact the Company’s future outlook and may lead to impairments in the future.

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

Cash, cash equivalents and restricted cash

The Company considers all highly liquid investments with original maturities less than or equal to three months at the date of purchase to be cash and cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value, and consist of bank deposits and money market funds. The Company maintains its cash deposits and cash equivalents at well-known, stable financial institutions. Such amounts frequently exceed insured limits. In connection with the Second Lien Secured Loan Facility (“Second Lien Facility”), the Company is required to maintain at least $5.0 million in a deposit account at all times, subject to control by the Second Lien Collateral Agent. At March 31, 2022 and June 30, 2021, the Company classified this balance as restricted cash, which is included in other assets.

Presented in the table below is a reconciliation of the cash, cash equivalents and restricted cash amounts presented on the Consolidated Balance Sheets to the sum of such amounts presented on the Consolidated Statements of Cash Flows for the periods ended March 31, 2022 and 2021.

	March 31, 2022	March 31, 2021
Cash and cash equivalents	$106,108	$81,290
Restricted cash, included in other assets	5,000	5,000
Cash, cash equivalents and restricted cash as presented on the Consolidated Statements of Cash Flows	$111,108	$86,290

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

Segment Information

The Company operates in one reportable segment, generic pharmaceuticals. As such, the Company aggregates its financial information for all products. The table below identifies the Company’s net sales by medical indication for the three and nine months ended March 31, 2022 and 2021.

	Three Months Ended		Nine Months Ended
(In thousands)	March 31,		March 31,
Medical Indication	2022	2021	2022	2021
Analgesic	$3,292	$3,836	$12,525	$10,528
Anti-Psychosis	3,346	11,678	9,156	38,023
Cardiovascular	9,468	16,573	33,321	52,623
Central Nervous System	15,177	24,509	60,302	71,648
Endocrinology	6,792	6,822	22,934	19,551
Gastrointestinal	11,709	16,817	40,972	52,492
Infectious Disease	5,438	10,610	24,473	55,586
Migraine	3,507	5,169	12,638	20,942
Respiratory/Allergy/Cough/Cold	2,309	2,548	7,291	6,241
Urinary	827	1,566	3,167	4,385
Other	13,873	8,617	32,160	24,661
Contract manufacturing revenue	2,619	3,625	7,451	16,089
Total net sales	$78,357	$112,370	$266,390	$372,769

Customer, Supplier and Product Concentration

The following table presents the percentage of total net sales, for the three and nine months ended March 31, 2022 and 2021, for certain of the Company’s products, defined as products containing the same active ingredient or combination of ingredients, which accounted for at least 10% of net sales in any of those periods:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Product 1	5%	8%	7%	13%

The following table presents the percentage of total net sales, for the three and nine months ended March 31, 2022 and 2021, for certain of the Company’s customers which accounted for at least 10% of net sales in any of those periods:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Customer A	19%	20%	18%	21%
Customer B	17%	29%	25%	27%
Customer C	12%	13%	14%	12%

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

Self-Insurance

The Company self-insures for certain employee medical and prescription benefits. The Company also maintains stop loss coverage with third party insurers to limit its total liability exposure. The liability for self-insured risks is primarily calculated using independent third-party actuarial valuations which take into account actual claims, claims growth and claims incurred but not yet reported. Actual experience, including claim frequency and severity as well as health-care inflation, could result in different liabilities than the amounts currently recorded. The liability for self-insured risks under this plan was $1.1 million and $0.8 million as of March 31, 2022 and June 30, 2021, respectively, and is recorded in the accrued payroll and payroll-related expenses caption in the Consolidated Balance Sheets.

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

For purposes of determining diluted earnings per share, the Company further adjusts the basic earnings per share to include the effect of potentially dilutive shares outstanding, including options and restricted stock awards, the 4.50% Convertible Senior Notes (the “Convertible Notes”), and the Warrants. In this calculation, the Company reallocates net income based on the rights of each potentially dilutive share and will report the most dilutive earnings (loss) per share. The weighted average number of diluted shares is adjusted for the potential dilutive effect of the exercise of stock options, treats unvested restricted stock as if it were vested, includes performance-based shares that would be issued if the performance criteria were met as of the end of the reporting period, and assumes the conversion of the Convertible Notes. The Company uses the “if-converted" method to compute earnings (loss) per share when assuming the conversion of the Convertible Notes, which is calculated by dividing the adjusted "if-converted" net income by the adjusted weighted average number of shares of common stock outstanding during the period. The adjusted "if-converted" net income is adjusted for interest expense and amortization of debt issuance costs, both net of tax, associated with the Convertible Notes. Because the Warrants do not participate in losses, the Company will allocate undistributed earnings when calculating basic and diluted earnings per share in periods of net income only. Anti-dilutive securities are excluded from the calculation. Dilutive shares are also excluded in the calculation in periods of net loss because the effect of including such securities would be anti-dilutive.

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

Note 4. Restructuring Charges

2021 Restructuring Plan

On November 1, 2021, the Board of Directors authorized a restructuring and cost savings plan (the “2021 Restructuring Plan”) to further optimize its operations, improve efficiencies and reduce costs. Under the 2021 Restructuring Plan, the Company will consolidate its manufacturing footprint by transferring certain liquid drug production from its Silarx Pharmaceuticals, Inc. (“Silarx”) facility in Carmel, New York to the Company’s main plant in Seymour, Indiana. On March 31, 2022, the Company closed on the sale of the Silarx facility, which included equipment within the facility, certain ANDAs and other assets, to Chartwell Pharmaceuticals, LLC (“Chartwell”) and its subsidiaries for total consideration of $10.5 million. In connection with the sale, Chartwell will produce on behalf of the Company certain products at the Carmel facility for a period of up to 18 months while the Company completes the transfer of such products to its Seymour, Indiana plant. During the transition, the Company will scale back or phase out some small low-margin over-the-counter medicines from Carmel and continue to assess its portfolio, which may include introducing or discontinuing additional products.

In addition, the Company has scaled back two low-margin prescription products manufactured by Kremers Urban Pharmaceuticals, Inc. (“KUPI”) at its Seymour, Indiana facility as part of the restructuring program. The Company also scaled back its research and development operations and eliminated certain administrative positions that primarily supported the Silarx and research and development operations.

The total reduction in headcount for the 2021 Restructuring Plan is expected to be approximately 165 positions. The Company expects that the actions contemplated under the 2021 Restructuring Plan will be substantially complete by June 30, 2022. The transfer of certain products from the Carmel facility to the Company’s main plant in Seymour, Indiana is in process and expected to continue into Fiscal 2023. The plan is expected to generate annual cost savings of approximately $20 million.

In connection with the sale of the Silarx facility, Chartwell will retain a majority of the employees at the facility. As such, the Company no longer expects to incur severance-related costs for those individuals. The Company now estimates that it will incur approximately $3.5 million to $4.5 million of total costs to implement the 2021 Restructuring Plan, comprised primarily of approximately $2.5 million of severance and employee-related costs and approximately $1.0 million to $2.0 million of tech transfer costs. The Company also expects to incur approximately $2.0 million to $3.0 million in capital expenditures to build out the liquid manufacturing business at the Seymour, Indiana facility.

As of March 31, 2022, the Company has reduced its headcount by approximately 140 positions under the 2021 Restructuring Plan, which includes the employees retained by Chartwell. The Company incurred $2.5 million in severance-related costs during the first nine months of Fiscal 2022 in connection with the 2021 Restructuring Plan. A reconciliation of the charges in restructuring liabilities associated with the 2021 Restructuring Plan from June 30, 2021 through March 31, 2022 is set forth in the following table:

	Employee	Tech Transfer
(In thousands)	Separation Costs	Costs	Total
Balance at June 30, 2021	$—	$—	$—
Restructuring charges	2,529	144	2,673
Payments	(1,630)	(144)	(1,774)
Balance at March 31, 2022	$899	—	$899

The Company has incurred $48.9 million in non-cash impairment charges in connection with the 2021 Restructuring Plan related to certain long-lived intangible assets as well as certain facility, equipment and other plant-related assets currently utilized by the Company. Refer to Note 7 “Property, Plant and Equipment,” Note 9 “Intangible Assets” and Note 20 “Assets Held for Sale” for further details on the impairment charges incurred during Fiscal 2022 in connection with the 2021 Restructuring Plan.

Note 5. Accounts Receivable, net

Accounts receivable, net consisted of the following components at March 31, 2022 and June 30, 2021:

	March 31,	June 30,
(In thousands)	2022	2021
Gross accounts receivable	$202,112	$239,271
Less: Chargebacks reserve	(58,601)	(69,564)
Less: Rebates reserve	(20,342)	(16,272)
Less: Returns reserve	(41,977)	(38,395)
Less: Other deductions	(16,145)	(15,505)
Less: Allowance for doubtful accounts	(1,073)	(701)
Accounts receivable, net	$63,974	$98,834

For the three months ended March 31, 2022, the Company recorded a provision for chargebacks, rebates (including rebates presented as rebates payable), returns and other deductions of $93.8 million, $22.1 million, $12.7 million and $11.9 million, respectively. For the three months ended March 31, 2021, the Company recorded a provision for chargebacks, rebates (including rebates presented as rebates payable), returns and other deductions of $135.4 million, $27.1 million, $3.9 million and $18.6 million, respectively.

For the nine months ended March 31, 2022, the Company recorded a provision for chargebacks, rebates (including rebates presented as rebates payable), returns and other deductions of $339.7 million, $77.4 million, $26.0 million and $38.6 million, respectively. For the nine months ended March 31, 2021, the Company recorded a provision for chargebacks, rebates (including rebates presented as rebates payable), returns and other deductions of $515.2 million, $104.8 million, $14.5 million and $55.2 million, respectively.

The following table identifies the activity and ending balances of each major category of revenue-related reserve for the nine months ended March 31, 2022 and 2021:

Reserve Category
(In thousands)	Chargebacks	Rebates	Returns	Other	Total
Balance at June 30, 2021	$69,564	$35,297	$38,395	$15,505	$158,761
Current period provision	339,663	77,352	25,979	38,625	481,619
Credits issued during the period	(350,626)	(67,975)	(22,397)	(37,985)	(478,983)
Balance at March 31, 2022	$58,601	$44,674	$41,977	$16,145	$161,397

Reserve Category
(In thousands)	Chargebacks	Rebates	Returns	Other	Total
Balance at June 30, 2020	$61,877	$62,711	$40,796	$17,557	$182,941
Current period provision	515,196	104,795	14,545	55,213	689,749
Credits issued during the period	(502,344)	(119,212)	(16,633)	(59,321)	(697,510)
Balance at March 31, 2021	$74,729	$48,294	$38,708	$13,449	$175,180

For the three months ended March 31, 2022 and 2021, as a percentage of gross sales the provision for chargebacks was 43.4% and 46.1%, the provision for rebates was 10.2% and 9.2%, the provision for returns was 5.9% and 1.3% and the provision for other adjustments was 5.5% and 6.3%, respectively.

For the nine months ended March 31, 2022 and 2021, as a percentage of gross sales the provision for chargebacks was 45.9% and 49.2%, the provision for rebates was 10.5% and 10.0%, the provision for returns was 3.5% and 1.4% and the provision for other adjustments was 5.2% and 5.3%, respectively.

Overall reserves increased primarily as a result of the timing of rebate payments as well as higher than average prior period returns reserve adjustments of certain products in the endocrinology medical indication category. The increase was partially offset by lower net sales in the three months ended March 31, 2022 as compared to the three months ended June 30, 2021.

Note 6. Inventories

Inventories at March 31, 2022 and June 30, 2021 consisted of the following:

	March 31,	June 30,
(In thousands)	2022	2021
Raw Materials	$41,184	$45,370
Work-in-process	7,129	12,685
Finished Goods	47,121	51,490
Total	$95,434	$109,545

During the three months ended March 31, 2022 and 2021, the Company recorded write-downs to net realizable value for excess and obsolete inventory of $7.4 million and $0.4 million, respectively. During the nine months ended March 31, 2022 and 2021, the Company recorded write-downs to net realizable value for excess and obsolete inventory of $11.4 million and $23.6 million. The increase in write-downs for excess and obsolete inventory for the three months ended March 31, 2022 was primarily related to the discontinuance of two low-margin prescription products manufactured by KUPI in Seymour, Indiana and several products manufactured at the Silarx plant prior to the sale of the facility. The write-downs for excess and obsolete inventory for the nine months ended March 31, 2022, however, was lower than the prior year-period as a result of a significant write-down of inventory related to the discontinuation of certain product lines during the second quarter of Fiscal 2021.

Note 7. Property, Plant and Equipment, net

Property, plant and equipment, net at March 31, 2022 and June 30, 2021 consisted of the following:

		March 31,	June 30,
(In thousands)	Useful Lives	2022	2021
Land	—	$533	$1,783
Building and improvements	10 - 39 years	93,570	103,082
Machinery and equipment	5 - 10 years	162,498	166,617
Furniture and fixtures	5 - 7 years	3,367	3,399
Less accumulated depreciation		(134,078)	(123,294)
		125,890	151,587
Construction in progress		14,230	15,087
Property, plant and equipment, net		$140,120	$166,674

As a result of the 2021 Restructuring Plan, the Company performed a fair value analysis of the Silarx facility and certain equipment at the facility, which resulted in an $8.4 million impairment charge in the second quarter of Fiscal 2022. The Company subsequently completed the sale of the Silarx facility in the third quarter of Fiscal 2022.

Depreciation expense for the three months ended March 31, 2022 and 2021 was $5.2 million and $5.8 million, respectively. Depreciation expense for the nine months ended March 31, 2022 and 2021 was $16.2 million and $17.2 million, respectively.

Property, plant and equipment, net included amounts held in foreign countries in the amount of $0.6 million at March 31, 2022 and June 30, 2021.

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

Financial Instruments Disclosed, But Not Reported, at Fair Value

We estimate the fair value of 7.750% Senior Secured Notes due 2026 (the “Notes”) and the Convertible Notes using market quotations for debt that have quoted prices in active markets (Level 1). Since our Second Lien Secured Loan Facility (“Second Lien Facility”) does not trade on a daily basis in an active market, the fair value estimate is based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities (Level 2). The estimated fair value of the Notes as of March 31, 2022 and June 30, 2021 was approximately $171.5 million and $347.4 million, respectively. The estimated fair value of the Second Lien Facility as of March 31, 2022 and June 30, 2021 was approximately $93.1 million and $188.6 million, respectively. The estimated fair value of the Convertible Notes was approximately $25.3 million and $52.7 million as of March 31, 2022 and June 30, 2021, respectively. The fair value of the Convertible Notes as of March 31, 2022 was lower than the carrying value primarily due to the Company’s stock price at March 31, 2022 as compared to the $15.29 conversion price.

Note 9. Intangible Assets

Intangible assets, net as of March 31, 2022 and June 30, 2021 consisted of the following:

	Weighted	Gross Carrying Amount		Accumulated Amortization		Intangible Assets, Net
	Avg. Life	March 31,	June 30,	March 31,	June 30,	March 31,	June 30,
(In thousands)	(Yrs.)	2022	2021	2022	2021	2022	2021
Definite-lived:
KUPI product rights	15	$35,000	$83,955	$(972)	$(4,198)	$34,028	$79,757
KUPI trade name	2	2,920	2,920	(2,920)	(2,920)	—	—
KUPI other intangible assets	15	19,000	19,000	(8,045)	(7,095)	10,955	11,905
Silarx product rights	15	20,000	20,000	(5,889)	(4,889)	14,111	15,111
Other product rights	10	37,417	35,918	(12,160)	(8,856)	25,257	27,062
Total definite-lived		$114,337	$161,793	$(29,986)	$(27,958)	$84,351	$133,835

Indefinite-lived:
KUPI in-process research and development	—	$4,000	$4,000	$—	$—	$4,000	$4,000
Total indefinite-lived		4,000	4,000	—	—	4,000	4,000
Total intangible assets, net		$118,337	$165,793	$(29,986)	$(27,958)	$88,351	$137,835

For the three months ended March 31, 2022 and 2021, the Company recorded amortization expense of $2.6 million and $3.9 million, respectively. For the nine months ended March 31, 2022 and 2021, the Company recorded amortization expense of $10.4 million and $21.1 million, respectively.

In November 2021, the Company announced the 2021 Restructuring Plan, which includes the phase out of two low-margin prescription products at its KUPI facility in Seymour, Indiana. The Company determined that the decision to discontinue these products along with continued competitive pressures in the market represent a “triggering event” and, therefore, performed an analysis to determine the potential impairment of certain long-lived assets, including its intangible assets. Based on the analysis, the Company recorded an impairment charge of $40.6 million related to the KUPI product rights intangible assets during the second quarter of Fiscal 2022. The impairment charge is primarily a result of the decline in net sales and gross margin of certain product lines acquired in connection with the KUPI acquisition.

Future annual amortization expense consisted of the following as of March 31, 2022:

(In thousands)	Amortization
Fiscal Year Ending June 30,	Expense
2022	$2,505
2023	10,296
2024	10,021
2025	9,827
2026	9,173
Thereafter	42,529
$84,351

Note 10. Long-Term Debt

Long-term debt, net consisted of the following:

	March 31,	June 30,
(In thousands)	2022	2021
7.75% Senior Secured Notes due 2026	$350,000	$350,000
Unamortized discount and other debt issuance costs	(4,855)	(5,594)
7.75% Senior Secured Notes due 2026, net	345,145	344,406
Second Lien Secured Loan Facility due 2026 ($190.0M Principal, $5.7M Exit Fee, and $18.8M and $3.6M accrued PIK interest at March 31, 2022 and June 30, 2021 respectively)	214,456	199,342
Unamortized discount and other debt issuance costs	(33,531)	(36,701)
Second Lien Secured Loan Facility due 2026, net	180,925	162,641
4.50% Convertible Senior Notes due 2026	86,250	86,250
Unamortized discount and other debt issuance costs	(2,240)	(2,614)
4.50% Convertible Senior Notes, net	84,010	83,636
$45.0 million Amended ABL Credit Facility	—	—
Total debt, net	610,080	590,683
Less short-term borrowings and current portion of long-term debt	—	—
Total long-term debt, net	$610,080	$590,683

The weighted average interest rate for the three months ended March 31, 2022 and 2021 was 9.1% and 7.9%, respectively. The weighted average interest rate for the nine months ended March 31, 2022 and 2021 was 8.9% and 7.9%, respectively.

Long-term debt amounts due, for the twelve-month periods ending March 31 are as follows:

Amounts Payable
(In thousands)	to Institutions
2023	$—
2024	—
2025	—
2026	—
2027	650,706
Total	$650,706

The long-term debt amounts due above include accrued PIK interest on the Second Lien Facility as of March 31, 2022. Following the one-year anniversary of the closing date of the Second Lien Facility, the Company may elect to pay in cash any interest required to be paid in the form of PIK interest.

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

Government Pricing

On May 22, 2019, following an audit conducted by the Company, the Department of Veterans Affairs issued a Contracting Officer’s Final Decision and Demand for Payment, assessing the sum of $9.4 million for overpayments by the Veteran’s Administration (“VA”) as a result of certain commercial customer prices that were not properly disclosed to the VA for the period of January 1, 2012 through June 30, 2016. In August 2019, the Company remitted payment to the VA and was indemnified from UCB for the portion of that related to the period prior to the acquisition of KUPI (January 1, 2012 to November 24, 2015) totaling $8.1 million. The VA requested additional information for the period of July 1, 2016 through March 2018. The Company is in the process of responding to the information request.

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

Shareholder Litigation

In November 2016, a putative class action lawsuit was filed against the Company and two of its former officers in the federal district court for the Eastern District of Pennsylvania, alleging that the Company and two of its former officers damaged the purported class by making false and misleading statements regarding the Company’s drug pricing methodologies and internal controls. In December 2017, counsel for the putative class filed a second amended complaint. The Company filed a motion to dismiss the second amended complaint in February 2018. In July 2018, the court granted the Company’s motion to dismiss the second amended complaint. In September 2018, counsel for the putative class filed a third amended complaint alleging that the Company and two of its former officers made false and misleading statements regarding the impact of competition on prices and sales of certain of the Company’s products, regarding the potential effects on the Company of regulatory investigations and antitrust litigation, and regarding the defendants’ investigation of purported anticompetitive conduct. The Company filed a motion to dismiss the third amended complaint in November 2018. In May 2019, the court denied the Company’s motion to dismiss the third amended complaint. In July 2019, the Company filed an answer to the third amended complaint. In October 2020, counsel for the putative class filed a motion for class certification. In March 2021, the Company filed a brief in opposition to the motion to certify the putative class. In August 2021, the court granted the motion to certify the proposed class, to appoint class representatives, and to appoint class counsel. In August 2021, the Company filed a petition for permission to appeal the court’s class certification order. In September 2021, counsel for the class filed a response in opposition to the Company’s petition. In November 2021, the United States Court of Appeals for the Third Circuit granted the Company’s petition for permission to appeal the class certification order. In January 2022, the Third Circuit granted the Company’s motion to stay the case pending a decision on the interlocutory appeal. The Company believes it acted in compliance with all applicable laws and continues to vigorously defend itself from these claims. The Company cannot reasonably predict the outcome of the suit at this time.

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

Ranitidine Oral Solution, USP

On June 1, 2020, a class action complaint was served upon the Company and approximately forty-five (45) other companies asserting claims for personal injury arising from the presence of NDMA in Ranitidine products. The complaint is consolidated in a multidistrict litigation (“MDL”) pending in the United States District Court for the Southern District of Florida. Similar complaints were filed in state court in New Mexico and state court in Maryland and served upon the Company. Subsequently, a number of similar complaints were served on the Company. The Company filed a motion to dismiss the complaint filed in the MDL which was granted with leave to amend on December 31, 2020. The plaintiffs filed a First Amended complaint on February 9, 2021, to which the generic manufacturer defendants, including the Company, filed a renewed motion to dismiss all claims. On July 8, 2021, the Court issued an Order granting the motion and dismissing all claims with prejudice based on federal preemption. The Plaintiffs filed an appeal to the Eleventh Circuit Court of Appeals. Separately, the New Mexico case was conditionally transferred to the MDL, but ultimately remanded back to the state court. The Company, along with other defendants filed a motion to dismiss on preemption grounds. The motion was denied on August 17, 2021. The Company with several other codefendents have filed (i) a motion for reconsideration of the denial on preemption grounds; and (ii) a motion to dismiss on personal jurisdiction grounds. Separately, the Company filed a notice to remove and transfer the Maryland case to the MDL which the plaintiff has opposed. On April 1, 2021, the case was remanded back to the state court. The Company filed a motion to dismiss on preemption grounds, which was granted on February 1, 2022. Recently, two separate complaints were filed against the Company and others in Philadelphia Court of Common Pleas by parents on behalf of minor children alleging personal injury as a result of using the Company’s Ranitidine products. The Company filed preliminary objections to both of the complaints, seeking dismissal on the basis of preemption, legal insufficiency, learned intermediary defense and lack of specificity. The Philadelphia Court of Common Pleas denied the Company’s preliminary objections in the first filed case. The Philadelphia Court of Common Pleas granted the Company’s preliminary objections in the second case and, thereafter, the plaintiff filed an amended complaint. The Company has placed its insurance carrier on notice of the claim and the carrier has appointed counsel to defend the Company.

NYSE Notices of Failure to Satisfy a Continued Listing Rule or Standard

On March 2, 2022, we received notice from the New York Stock Exchange (the “NYSE”) that we were no longer in compliance with the NYSE continued listing standards, set forth in Section 802.01B of the NYSE’s Listed Company Manual, because the Company’s average global market capitalization over a consecutive 30 trading-day period was less than $50.0 million and, at the same time, our shareholders’ equity was less than $50.0 million. If the Company’s average global market capitalization over a consecutive 30 trading-day period drops below $15.0 million, the NYSE will initiate delisting proceedings. As of April 30, 2022, the 30 trading-day average global market capitalization of the Company was approximately $33.1 million, and the Company’s absolute market capitalization was approximately $27.5 million. In accordance with the NYSE listing requirements, we have submitted a plan that demonstrates how we expect to return to compliance with Section 802.01B. There can be no assurances that the NYSE will accept the plan or that the Company will maintain compliance with the plan. If the Company fails to comply with the plan or does not meet continued listing standards at the end of the 18-month cure period, it will be subject to the prompt initiation of NYSE suspension and delisting procedures.

In addition, on March 14, 2022, the Company received notice by the NYSE that it was not in compliance with the continued listing standard set forth in Section 802.01C of the NYSE’s Listed Company Manual because the average closing price of the Company’s common stock was less than $1.00 per share over a consecutive 30 trading-day period. In order to regain compliance, on the last trading day of any calendar month during the cure period or on the last business day of the six-month cure period, the Company’s shares of common stock must demonstrate (i) a closing price of at least $1.00 per share and (ii) an average closing share price of at least $1.00 over the 30 trading-day period ending on such date. The Company intends to cure the deficiency within a period permissible under Section 802.01C of the NYSE’s Listed Company Manual. However, there can be no assurances that the Company will meet continued listing standards within the specified cure period.

If we are unable to satisfy the NYSE criteria for continued listing, our common stock would be subject to delisting. A delisting of our common stock could negatively impact us by, among other things, reducing the liquidity and market price of our common stock; reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; decreasing the amount of news and analyst coverage of the Company; leading to potential events of default on existing debt instruments; and limiting our ability to issue additional securities or obtain additional financing in the future. In addition, delisting from the NYSE may negatively impact our reputation and, consequently, our business

Other Litigation Matters

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

Note 12. Commitments

Leases

At March 31, 2022 and June 30, 2021, the Company had a ROU lease asset of $10.0 million and $10.6 million, respectively, and an operating lease liability of $12.3 million and $13.1 million, respectively. The current balance of the operating lease liability at March 31, 2022 and June 30, 2021was $2.1 million and $2.0 million, respectively.

Components of lease cost are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands)	2022	2021	2022	2021
Operating lease cost	$456	$463	$1,361	$1,342
Variable lease cost	63	37	120	119
Short-term lease cost	101	111	253	337
Total	$620	$611	$1,734	$1,798

Supplemental cash flow information related to our operating leases is as follows:

	Nine Months Ended
	March 31,
(In thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,606	$1,405
Non-cash activity:
ROU assets obtained in exchange for new operating lease liabilities	$—	$2,275

Weighted-average remaining lease term and discount rate for our operating leases are as follows:

	Nine Months Ended
	March 31,
	2022		2021
Weighted-average remaining lease term	9	years	10	years
Weighted-average discount rate	8.5%		8.5%

Maturities of lease liabilities by fiscal year for our operating leases are as follows:

(In thousands)	Amounts Due
2022	$532
2023	2,064
2024	2,083
2025	2,103
2026	2,124
Thereafter	8,513
Total lease payments	17,419
Less: Imputed interest	5,075
Present value of lease liabilities	$12,344

Other Commitments

In Fiscal 2020, the Company executed a License and Collaboration Agreement with North South Brother Pharmacy Investment Co., Ltd. and HEC Group PTY, Ltd. (collectively, “HEC”) to develop an insulin glargine product that would be biosimilar to Lantus Solostar. Under the terms of the deal, among other things, the Company shall fund up to the initial $32.0 million of the development costs and split 50/50 any development costs in excess thereof. As of March 31, 2022, the Company has incurred approximately $7.3 million of development costs towards the $32.0 million commitment made by the Company. Lannett shall receive an exclusive license to distribute and market the product in the United States upon FDA approval under the 50/50 profit split for the first ten years following commercialization, followed by a 60/40 split in favor of HEC for the following five years. To date, the COVID-19 pandemic has not had a material impact on the development of the insulin glargine product. Although, as a result of stricter procedures required during the pandemic, there is expected to be a several month delay in completing our upcoming clinical trial. The timing of the product development and approval could be further delayed as the COVID-19 pandemic continues.

On February 8, 2021, the Company executed a License and Collaboration Agreement and a Supply Agreement with Sunshine Lake Pharma Co., Ltd. an HEC Group company (“Sunshine”) with respect to the development of a biosimilar insulin aspart product. Under the terms of the deal, among other things, the Company shall fund up to the initial $32.0 million of the development costs, provided that if total development and other costs paid by Lannett are less than $32.0 million then the difference will be paid to Sunshine over the first year of commercialization. As of March 31, 2022, the Company has incurred approximately $0.5 million towards the $32.0 million commitment made by the Company. The parties shall negotiate the sharing of any development costs in excess of $32.0 million. Lannett shall receive an exclusive license to distribute and market the product in the United States upon FDA approval under the 50/50 profit split for the first ten years following commercialization, followed by a 60/40 split in favor of Sunshine for the following five years.

Note 13. Accumulated Other Comprehensive Loss

The Company’s Accumulated Other Comprehensive Loss was comprised of the following components as of March 31, 2022 and 2021:

	March 31,
(In thousands)	2022	2021
Foreign Currency Translation
Beginning Balance, June 30	$(548)	$(627)
Net income on foreign currency translation (net of tax of $0 and $0)	22	24
Other comprehensive income, net of tax	22	24
Total Accumulated Other Comprehensive Loss	$(526)	$(603)

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

Note 15. Loss Per Common Share

A reconciliation of the Company’s basic and diluted loss per common share was as follows:

	Three Months Ended
	March 31,
(In thousands, except share and per share data)	2022	2021
Numerator:
Net loss	$(34,898)	$(7,142)
Net income allocated to participating securities for the Warrants	—	—
Interest expenses applicable to the Convertible Notes, net of tax	—	—
Amortization of debt issuance costs applicable to the Convertible Notes, net of tax	—	—
Adjusted "if-converted" net loss	$(34,898)	$(7,142)

Denominator:
Basic weighted average common shares outstanding	40,503,301	39,511,296
Effect of potentially dilutive options, restricted stock awards and performance-based shares	—	—
Effect of conversion of the Convertible Notes	—	—
Effect of participating securities for the Warrants	—	—
Diluted weighted average common shares outstanding	40,503,301	39,511,296

Loss per common share:
Basic	$(0.86)	$(0.18)
Diluted	$(0.86)	$(0.18)

	Nine Months Ended
	March 31,
(In thousands, except share and per share data)	2022	2021
Numerator:
Net loss	$(138,325)	$(185,589)
Net income allocated to participating securities for the Warrants	—	—
Interest expenses applicable to the Convertible Notes, net of tax	—	—
Amortization of debt issuance costs applicable to the Convertible Notes, net of tax	—	—
Adjusted "if-converted" net loss	$(138,325)	$(185,589)

Denominator:
Basic weighted average common shares outstanding	40,261,330	39,340,670
Effect of potentially dilutive options, restricted stock awards and performance-based shares	—	—
Effect of conversion of the Convertible Notes	—	—
Effect of participating securities for the Warrants	—	—
Diluted weighted average common shares outstanding	40,261,330	39,340,670

Loss per common share:
Basic	$(3.44)	$(4.72)
Diluted	$(3.44)	$(4.72)

In accordance with ASC 260, Earnings per share, the Company computes earnings (loss) per share using the two-class method, which requires an allocation of earnings between the holders of common stock and the Company’s participating security holders. Basic earnings (loss) per share is calculated by dividing net income (loss) available to common stockholders, which excludes the income allocated to participating security holders, by the basic weighted average common shares outstanding. For purposes of determining diluted earnings per share, the Company further adjusts the basic earnings per share to include the effect of potentially dilutive shares outstanding, including options, restricted stock awards, performance-based shares, the Convertible Notes, and the Warrants. In this calculation, the Company reallocates net income based on the rights of each potentially dilutive share and will report the most dilutive earnings (loss) per share. Because the Warrants do not participate in losses, the Company will allocate undistributed earnings when calculating basic and diluted earnings per share in periods of net income only. The effect of the Warrants is excluded from the calculation of basic and diluted loss per share for the three and nine months ended March 31, 2022.

The number of anti-dilutive shares that have been excluded in the computation of diluted earnings per share for each of the three and nine months ended March 31, 2022 was 8.0 million. The number of anti-dilutive shares that have been excluded in the computation of diluted earnings per share for each of the three and nine months ended March 31, 2021 was 8.1 million. The effect of potentially dilutive shares was excluded from the calculation of diluted loss per share in the three and nine months ended March 31, 2022 and 2021 because the effect of including such securities would be anti-dilutive.

Note 16. Share-based Compensation

At March 31, 2022, the Company had two share-based employee compensation plans (the 2014 Long-Term Incentive Plan (“LTIP”) and the 2021 LTIP). Together these plans authorized an aggregate total of 8.0 million shares to be issued. As of March 31, 2022, the plans have a total of 1.5 million shares available for future issuances.

Historically, the Company has issued share-based compensation awards with a vesting period ranging up to 3 years and a maximum contractual term of 10 years. The Company issues new shares of stock when stock options are exercised. As of March 31, 2022, there was $10.4 million of total unrecognized compensation cost related to non-vested share-based compensation awards. That cost is expected to be recognized over a weighted average period of 1.8 years.

Stock Options

The Company measures share-based compensation cost for options using the Black-Scholes option pricing model. There were no stock options granted during the nine months ended March 31, 2022. The following table presents the weighted average assumptions used to estimate fair values of the stock options granted, the estimated annual forfeiture rates used to recognize the associated compensation expense and the weighted average fair value of the options granted during the nine months ended March 31, 2021:

	Nine Months Ended
	March 31, 2021
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

A stock option summary as of March 31, 2022 and changes during the nine months then ended, is presented below:

				Weighted
		Weighted-		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
(In thousands, except for weighted average price and life data)	Awards	Price	Value	Life (yrs.)
Outstanding at June 30, 2021	1,046	$9.51	$25	7.2
Exercised	(3)	$3.55	$2
Forfeited, expired or repurchased	(96)	$15.24
Outstanding at March 31, 2022	947	$8.95	$—	6.6

Vested and expected to vest at March 31, 2022	947	$8.95	$—	6.6
Exercisable at March 31, 2022	542	$10.95	$—	5.8

Restricted Stock

The Company measures restricted stock compensation costs based on the stock price at the grant date less an estimate for expected forfeitures. The annual forfeiture rate used to calculate compensation expense was 6.5% for the nine months ended March 31, 2022 and 2021.

A summary of restricted stock awards as of March 31, 2022 and changes during the nine months then ended, is presented below:

		Weighted
		Average Grant -	Aggregate
(In thousands, except for weighted average price data)	Awards	date Fair Value	Intrinsic Value
Non-vested at June 30, 2021	1,350	$6.75
Granted	1,110	4.14
Vested	(1,000)	5.97	$3,788
Forfeited	(90)	5.66
Non-vested at March 31, 2022	1,370	$5.28

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

A summary of performance-based share awards as of March 31, 2022 and changes during the current fiscal year, is presented below:

		Weighted
		Average Grant -
(In thousands, except for weighted average price and life data)	Awards	date Fair Value
Non-vested at June 30, 2021	531	$10.29
Granted	617	$6.04
Performance adjustment (1)	(40)	$17.69
Vested	(58)	$7.72
Non-vested at March 31, 2022	1,050	$7.65
(1)	Represents the adjustment based on the performance of the July 2018 awards, which was below the Threshold goal level at the end of the three-year performance period.

Employee Stock Purchase Plan

In February 2003, the Company’s stockholders approved an Employee Stock Purchase Plan (“2003 ESPP”), under which the Company is authorized to issue 1.1 million shares of the Company’s common stock. The 2003 ESPP was implemented on April 1, 2003 and is qualified under Section 423 of the Internal Revenue Code. In January 2022, the stockholders of the Company approved a new ESPP (“2022 ESPP” and, together with the 2003 ESPP, “ESPPs”). The Company is authorized an additional 1.5 million shares of the Company’s common stock for issuance under the 2022 ESPP, which is qualified under Section 423 of the Internal Revenue Code. During the nine months ended March 31, 2022 and 2021, 207 thousand shares and 81 thousand shares were issued under the ESPPs, respectively. As of March 31, 2022, 1.2 million total cumulative shares have been issued under the ESPPs. Employees eligible to participate in the ESPP may purchase shares of the Company’s stock at 85% of the lower of the fair market value of the common stock on the first day of the calendar quarter, or the last day of the calendar quarter. Under the ESPP, employees can authorize the Company to withhold up to 10% of their compensation during any quarterly offering period, subject to certain limitations.

The following table presents the allocation of share-based compensation costs recognized in the Consolidated Statements of Operations by financial statement line item:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands)	2022	2021	2022	2021
Selling, general and administrative expenses	$1,501	$1,411	$6,313	$5,632
Research and development expenses	29	132	151	419
Cost of sales	169	320	562	1,145
Total	$1,699	$1,863	$7,026	$7,196

Tax benefit at statutory rate	$382	$419	$1,581	$1,619

Note 17. Employee Benefit Plan

The Company has a 401k defined contribution plan (the “Plan”) covering substantially all employees. Pursuant to the Plan provisions, the Company was required to make matching contributions equal to 50% of each employee’s contribution, not to exceed 4% of the employee’s compensation for the Plan year. Beginning January 1, 2021, the Company reduced the matching contribution to 50% of each employee’s contribution, not to exceed 2% of the employee’s compensation for the Plan year. Contributions to the Plan were $0.3 million during each of the three months ended March 31, 2022 and 2021, respectively. Contributions to the Plan were $0.8 million and $1.3 million during the nine months ended March 31, 2022 and 2021, respectively.

In Fiscal 2020, the Company implemented a non-qualified deferred compensation plan for certain senior-level management and executives. The non-qualified deferred compensation plan allows certain eligible employees to defer additional pre-tax earnings for retirement, beyond the IRS limits in place under the Plan. Contributions to the non-qualified deferred compensation plan during the three and nine months ended March 31, 2022 were not material.

Note 18. Income Taxes

The federal, state and local income tax benefit for the three months ended March 31, 2022 was $1.4 million compared to $2.5 million for the three months ended March 31, 2021. The effective tax rates for the three months ended March 31, 2022 and 2021 were 3.8% and 26.3%, respectively. The effective tax rate for the three months ended March 31, 2022 was lower compared to the three months ended March 31, 2021 primarily due to the valuation allowance recorded in Fiscal 2021.

The federal, state and local income tax benefit for the nine months ended March 31, 2022 was $2.8 million compared to $68.6 million for the nine months ended March 31, 2021. The effective tax rates for the nine months ended March 31, 2022 and 2021 were 2.0% and 27.0%, respectively. The effective tax rate for the nine months ended March 31, 2022 was lower compared to the nine months ended March 31, 2021 primarily due to the valuation allowance recorded in Fiscal 2021.

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

As of March 31, 2022 and June 30, 2021, the Company has total unrecognized tax benefits of $4.5 million, of which $4.4 million would impact the Company’s effective tax rate for each period, if recognized. As a result of the positions taken during the period, the Company has not recorded any material interest and penalties for the period ended March 31, 2022 in the statement of operations and no cumulative interest and penalties have been recorded either in the Company’s statement of financial position as of March 31, 2022 and June 30, 2021. The Company will recognize interest accrued on unrecognized tax benefits in interest expense and any related penalties in operating expenses.

The Company files income tax returns in the United States federal jurisdiction and various states. The Company’s federal tax returns for Fiscal 2014 and prior generally are no longer subject to review as such years are closed. The Company’s Fiscal 2015 through 2017, 2019, and 2020 federal returns are currently under examination by the Internal Revenue Service (“IRS”). As part of a lengthy process, the Company has received various Information Document Requests (“IDRs”) and Notices of Proposed Adjustment (“NOPAs”) with respect to positions taken in certain income tax issues. We are in the process of assessing the impact of these notices and preparing a response to the IRS. We believe that it is more likely than not that our positions will ultimately be sustained upon further examination; however, an adverse outcome could have a material impact to the Company’s Consolidated Statements of Operations and financial position.

In October 2018, the Commonwealth of Pennsylvania initiated a routine field audit of the Company’s Fiscal 2016 and Fiscal 2017 corporate tax returns. In November 2021, the Company was notified that the State of Florida will conduct an audit of the Company’s Fiscal 2019 and 2020 corporate tax returns. In March 2022, the Company was notified that the Commonwealth of Pennsylvania and the State of Florida concluded their audits, which did not result in any assessments.

Note 19. Related Party Transactions

The Company had sales of $0.3 million and $0.6 million during the three months ended March 31, 2022 and 2021, respectively, to a generic distributor, Auburn Pharmaceutical Company (“Auburn”), which is a member of the Premier Buying Group. Sales to Auburn for the nine months ended March 31, 2022 and 2021 were $1.0 million and $2.1 million, respectively. Jeffrey Farber, a current board member, is the owner of Auburn. Accounts receivable includes amounts due from Auburn of $0.3 million and $0.4 million at March 31, 2022 and June 30, 2021, respectively.

Note 20. Assets Held for Sale

Cody API Real Estate

In Fiscal 2020, the Company ceased operations at Cody Labs, leased a portion of the real estate to a third party and decided to sell the remaining real estate. In November 2021, the Company entered into an agreement for the sale of real estate associated with the Cody API business. The Company adjusted the carrying value to fair value based on the signed agreement and estimated proceeds of the sale, which resulted in a $0.5 million impairment charge in the second quarter of Fiscal 2022. On January 31, 2022, the Company completed the sale of the real estate for total consideration of $2.2 million, after fees and selling costs. Prior to the completion of the sale, the carrying value of the real estate was recorded within the assets held for sale caption in the Consolidated Balance Sheet.

Silarx Pharmaceuticals, Inc. Facility in Carmel, New York

In November 2021, the Company announced the 2021 Restructuring Plan, which includes consolidating its manufacturing footprint by transferring certain liquid drug production from its Silarx Pharmaceuticals, Inc. (“Silarx”) facility in Carmel, New York to the Company’s main plant in Seymour, Indiana. In the second quarter of Fiscal 2022, the Company performed a fair value analysis which resulted in an $8.4 million impairment charge of the Silarx facility and certain equipment at the facility. On March 31, 2022, the Company closed the sale of the Silarx facility, which included equipment within the facility, certain ANDAs and other assets, to Chartwell Pharmaceuticals, LLC (“Chartwell”) and its subsidiaries for total consideration of $10.5 million. In connection with the sale, Chartwell will produce on behalf of the Company certain products at the Carmel facility for a period of up to 18 months while the Company completes the transfer of such products to its Seymour, Indiana plant. Prior to the completion of the sale, the carrying value of the real estate was recorded within the assets held for sale caption in the Consolidated Balance Sheet.

Note 21. Subsequent Events

Societal CDMO Gainesville LLC

The Company is a party to a Distribution and Supply Agreement (“Agreement”) between Societal CDMO Gainesville LLC (“Societal”) and Lannett Company, Inc. (“Lannett”), for the distribution of three verapamil products, only one of which has meaningful sales. The Agreement, as amended, is scheduled to expire on December 31, 2024. On May 5, 2022, Lannett received a letter from Societal purporting to terminate the Agreement as of June 2, 2022. Societal claims Lannett is in default under the Agreement. The Company believes the letter is procedurally and substantively defective, and disputes that the Company is in default under the Agreement. Lannett maintains that the purported termination is ineffective and is in the process of responding to the letter. The Company intends to exercise all available rights and remedies available under the Agreement and prevailing law.

Verapamil is a higher than average margin product, which contributed approximately 7% of total net sales for the nine months ended March 31, 2022, and is included in the Company’s KUPI product rights intangible asset portfolio. An impairment of the Company’s intangible asset could result if the Company’s available rights and remedies, under the Agreement and prevailing law, are not successful. Any impairment would result in a noncash charge to earnings in the fourth quarter of Fiscal 2022.

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

The Company operates a pharmaceutical manufacturing plant in Seymour, Indiana. During the third quarter of Fiscal 2022, the Company completed the sale of its Silarx Pharmaceuticals, Inc. (“Silarx”) facility in Carmel, New York. In connection with the sale, the buyer will continue to produce certain products on behalf of the Company at the Carmel facility while the Company completes the transfer of such products to its Seymour, Indiana plant.

The Company’s customers include generic pharmaceutical distributors, drug wholesalers, chain drug stores, private label distributors, mail-order pharmacies, other pharmaceutical manufacturers, managed care organizations, hospital buying groups, governmental entities and health maintenance organizations.

Impact of COVID-19 Pandemic

In response to the COVID-19 pandemic, the Company has developed a comprehensive plan that enables it to maintain operational continuity with an emphasis on manufacturing, distribution and R&D facilities during this crisis, and to date, has not encountered any significant obstacles implementing its business continuity plans. However, the Company continually assesses COVID-19 related developments and adjusts its risk mitigation planning and business continuity activities as needed. The Company continues to follow Centers for Disease Control and Preventions (“CDC”) recommendations and adheres to state and local guidance where we operate. While employee absenteeism has not had any material effect on the Company’s business or its ability to manufacture and distribute products and plants continue to operate at normal capacity, there is a continuing risk of employee absenteeism as the pandemic continues to linger due to variants or other causes, which could materially impact the Company’s operations.

While the Company is still able to receive sufficient inventory of the key materials needed across its network, the Company has recently experienced pressure on its supply chain, including shipping delays, higher prices from suppliers, and reduced availability of materials, particularly excipients and packaging components. To date, the supply chain pressure has not had a material impact on the Company’s results of operations. However, the Company is regularly communicating with its suppliers, third-party partners, customers, healthcare providers and government officials in order to respond rapidly to any issues as they arise. The longer the current situation continues, it is more likely that the Company may experience some sort of material interruption to our supply chain, and such an interruption could adversely affect our business, including but not limited to, our ability to timely manufacture and distribute our products.

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

Climate Change

The Company believes in a more sustainable future with a reduced environmental footprint, effective use of natural resources and a multi-pronged approach to reducing our effect on the climate while maintaining our focus on providing affordable medicines to our customers and ultimately the patients who depend on them. Management, with the oversight of the Board of Directors, has begun to incorporate a focus on climate change into the Company’s strategic planning process. This involves developing goals and policies around climate risks and opportunities related to several topics, including, among others, waste reduction and supply chain resilience. However, this focus may result in increased costs to the Company including, but not limited to, capital investments, additional management and compliance costs, and reduced output, all of which may be material. Costs incurred by our suppliers and vendors to comply with their own sustainability commitments may also be passed through the supply chain resulting in higher operational costs to the Company. Climate change and the associated risks continue to evolve over time and could materially impact the Company’s results of operations and cash flows in any given year. The Company monitors such changes and strives to address these risks in a timely manner.

Results of Operations - Three months ended March 31, 2022 compared with the three months ended March 31, 2021

Net sales decreased 30% to $78.4 million for the three months ended March 31, 2022. The table below identifies the Company’s net product sales by medical indication for the three months ended March 31, 2022 and 2021.

(In thousands)	March 31,
Medical Indication	2022	2021
Analgesic	$3,292	$3,836
Anti-Psychosis	3,346	11,678
Cardiovascular	9,468	16,573
Central Nervous System	15,177	24,509
Endocrinology	6,792	6,822
Gastrointestinal	11,709	16,817
Infectious Disease	5,438	10,610
Migraine	3,507	5,169
Respiratory/Allergy/Cough/Cold	2,309	2,548
Urinary	827	1,566
Other	13,873	8,617
Contract manufacturing revenue	2,619	3,625
Total net sales	$78,357	$112,370

The decrease in net sales was driven by a decrease in the selling price of products of $25.5 million and a decrease in volume of $8.5 million. The decrease in the selling price of products was primarily driven by lower sales prices of Posaconazole, which is included within the Infectious Disease medical indication, Levothyroxine Tablets and Capsules, which are included in the Endocrinology medical indication, Fluphenazine, which is included within the Anti-Psychosis medical indication and Dexmethylphenidate, which is included within the Central Nervous System medical indication. The pressure on sales prices across our portfolio is a reflection of the competitive environment in the generic drug industry. Overall volumes, particularly volumes of Fluphenazine and Verapamil, which is included within the Cardiovascular medical indication, were also negatively impacted by the competitive environment. In addition, volumes, specifically within the Gastrointestinal medical indication, were lower as a result of certain product discontinuances in connection with the 2021 Restructuring Plan. The decrease in overall volumes was partially offset by an increase in volumes of Levothyroxine Tablets and Capsules.

In January 2017, a provision in the Bipartisan Budget Act of 2015 required drug manufacturers to pay additional rebates to state Medicaid programs if the prices of their generic drugs rise at a rate faster than inflation. The provision negatively impacted the Company’s net sales by $2.2 million and $3.7 million during the three months ended March 31, 2022 and 2021, respectively.

The following chart details price and volume changes by medical indication:

	Sales volume	Sales price
Medical indication	change %	change %
Analgesic	2%	(16)%
Anti-Psychosis	(44)%	(27)%
Cardiovascular	(36)%	(7)%
Central Nervous System	(10)%	(28)%
Endocrinology	87%	(87)%
Gastrointestinal	(22)%	(8)%
Infectious Disease	5%	(54)%
Migraine	(4)%	(28)%
Respiratory/Allergy/Cough/Cold	(14)%	5%
Urinary	(42)%	(5)%

The Company sells its products to customers in various distribution channels. The table below presents the Company’s net sales to each distribution channel for the three months ended:

(In thousands)	March 31,	March 31,
Customer Distribution Channel	2022	2021
Wholesaler/Distributor	$61,769	$94,016
Retail Chain	12,361	12,226
Mail-Order Pharmacy	1,608	2,503
Contract manufacturing revenue	2,619	3,625
Total net sales	$78,357	$112,370

The overall decrease in sales was primarily driven by lower sales of certain key products due to new competitors entering the market. The Company has also seen increased competitive market pressure among the existing competitor base in recent years, which has resulted in an overall decrease in sales to the distribution channels above. We will continue to seek opportunities for additional launches to offset these competitive pressures.

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

Cost of Sales, including amortization of intangibles. Cost of sales, including amortization of intangibles, for the third quarter of Fiscal 2022 decreased 12% to $75.3 million from $85.9 million in the same prior-year period. The Company has experienced increased competitive market pressure in recent years, which has resulted in an overall decrease in sales volumes and, therefore, lower cost of sales in the current period. A decrease in amortization of intangibles as a result of intangible asset impairment charges incurred in Fiscal 2021 and the second quarter of Fiscal 2022 also contributed to lower cost of sales in the third quarter of Fiscal 2022. In addition, the Company recorded $7.4 million in write-downs for excess and obsolete inventory primarily as a result of the decision to discontinue two low-margin prescription products manufactured by Kremers Urban Pharmaceuticals, Inc. (“KUPI”) at its Seymour, Indiana facility and several products manufactured at the Company’s Carmel, NY plant prior to the sale of the facility.

Gross Profit. Gross profit for the third quarter of Fiscal 2022 decreased 88% to $3.1 million or 4% of net sales. In comparison, gross profit for the third quarter of Fiscal 2021 was $26.5 million or 24% of net sales. The decrease in gross profit percentage was primarily attributable to the $7.2 million write-down for excess and obsolete inventory as well as decreases in the selling prices of our products due to increased competitive pressure.

Research and Development Expenses. Research and development expenses for the third quarter of Fiscal 2022 decreased 3% to $5.8 million from $6.0 million in Fiscal 2021.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $17.6 million for the third quarter of Fiscal 2022 and Fiscal 2021. Higher legal costs associated with a distribution agreement in the current year period were offset by lower expenses due to the reduced headcount as a result of the 2021 Restructuring Plan.

Other Loss. Interest expense for the three months ended March 31, 2022 totaled $14.5 million compared to $12.6 million for the three months ended March 31, 2021. The weighted average interest rate for the third quarter of Fiscal 2022 and 2021 was 9.1% and 7.9%, respectively. Interest expense was higher for the three months ended March 31, 2022 as a result of the higher weighted-average interest rate, which is attributable to higher interest rates on the Notes and the Second Lien Facility discussed further below.

Income Tax. The Company recorded an income tax benefit of $1.4 million in the third quarter of Fiscal 2022 as compared to an income tax benefit of $2.5 million in the third quarter of Fiscal 2021. The effective tax rate for the three months ended March 31, 2022 was 3.8%, compared to 26.3% for the three months ended March 31, 2021. The effective tax rate for the three months ended March 31, 2022 was lower compared to the three months ended March 31, 2021 primarily due to the valuation allowance recorded in Fiscal 2021.

Net Loss. For the three months ended March 31, 2022, the Company reported net loss of $34.9 million, or $(0.86) per diluted share. Comparatively, net loss in the corresponding prior-year period was $7.1 million, or $(0.18) per diluted share.

Results of Operations - Nine months ended March 31, 2022 compared with the nine months ended March 31, 2021

Net sales decreased to $266.4 million for the nine months ended March 31, 2022. The table below identifies the Company's net product sales by medical indication for the nine months ended March 31, 2022 and 2021.

(In thousands)	March 31,
Medical Indication	2022	2021
Analgesic	$12,525	$10,528
Anti-Psychosis	9,156	38,023
Cardiovascular	33,321	52,623
Central Nervous System	60,302	71,648
Endocrinology	22,934	19,551
Gastrointestinal	40,972	52,492
Infectious Disease	24,473	55,586
Migraine	12,638	20,942
Respiratory/Allergy/Cough/Cold	7,291	6,241
Urinary	3,167	4,385
Other	32,160	24,661
Contract manufacturing revenue	7,451	16,089
Total net sales	$266,390	$372,769

The decrease in net sales was driven by a decrease in the selling price of products of $76.5 million and a decrease in volume of $29.9 million. The decrease in the selling price of products was primarily driven by lower sales prices of Posaconazole, Levothyroxine Tablets and Capsules, and Fluphenazine. The pressure on sales prices across our portfolio is a reflection of the competitive environment in the generic drug industry. Overall volumes, particularly volumes of Posaconazole, Fluphenazine and Verapamil were also negatively impacted by the competitive environment. In addition, volumes, specifically within the Gastrointestinal medical indication, were lower as a result of certain product discontinuances in connection with the 2021 Restructuring Plan. However, the pressure was partially offset by increased volumes related to certain new product launches such as Levothyroxine Capsules.

In January 2017, a provision in the Bipartisan Budget Act of 2015 required drug manufacturers to pay additional rebates to state Medicaid programs if the prices of their generic drugs rise at a rate faster than inflation. The provision negatively impacted the Company’s net sales by $9.3 million and $12.6 million during the nine months ended March 31, 2022 and 2021, respectively.

The following chart details price and volume changes by medical indication:

	Sales volume	Sales price
Medical indication	change %	change %
Analgesic	38%	(19)%
Anti-Psychosis	(40)%	(36)%
Cardiovascular	(28)%	(9)%
Central Nervous System	(2)%	(14)%
Endocrinology	93%	(76)%
Gastrointestinal	(12)%	(10)%
Infectious Disease	(12)%	(44)%
Migraine	(22)%	(18)%
Respiratory/Allergy/Cough/Cold	28%	(11)%
Urinary	(17)%	(11)%

The Company sells its products to customers in various distribution channels. The table below presents the Company’s net sales to each distribution channel for the nine months ended:

(In thousands)	March 31,	March 31,
Customer Distribution Channel	2022	2021
Wholesaler/Distributor	$212,295	$302,711
Retail Chain	40,296	45,588
Mail-Order Pharmacy	6,348	8,381
Contract manufacturing revenue	7,451	16,089
Total net sales	$266,390	$372,769

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

Cost of Sales, including amortization of intangibles. Cost of sales, including amortization of intangibles, for the first nine months of Fiscal Year 2022 decreased 25% to $241.1 million from $319.8 million in the same prior-year period. Product royalties expense included in cost of sales totaled $27.2 million for the first nine months of Fiscal Year 2022 and $49.6 million for the first nine months of Fiscal Year 2021. Amortization expense included in cost of sales decreased to $10.4 million in the first nine months of Fiscal 2022 compared to $21.1 million for the first nine months of Fiscal 2021 as a result of intangible asset impairment charges incurred in Fiscal 2021 and the second quarter of Fiscal 2022. The Company has experienced increased competitive market pressure in recent years, which has resulted in overall decrease in sales volumes and, therefore, lower cost of sales in the current period. In addition, in the second quarter of Fiscal Year 2021, the Company recorded $17.2 million in write-downs for excess and obsolete inventory as a result of the decision to discontinue 23 lower margin product lines as well as $5.0 million in consideration to renew the Company’s distribution agreement with Recro Gainesville, LLC (“Recro”), which resulted in increased cost of sales in the prior-year period.

Gross Profit. Gross profit for the first nine months of Fiscal 2022 decreased 52% to $25.3 million or 10% of net sales. In comparison, gross profit for the first nine months of Fiscal 2021 was $52.9 million or 14% of net sales. The decrease in gross profit percentage was primarily attributable to decreases in the selling prices of our products as a result of increased competitive pressure.

Research and Development Expenses. Research and development expenses for the first nine months of Fiscal 2022 decreased 10% to $16.3 million from $18.2 million in Fiscal Year 2021. The decrease was primarily due to the timing of spend related to product development projects.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 19% to $55.3 million in the first nine months of Fiscal Year 2022 compared with $46.5 million in Fiscal Year 2021. The increase was primarily driven by higher expenses related to the reimbursement of legal costs associated with a distribution agreement as well as a non-income tax credit received in the first quarter of Fiscal 2021.

Asset impairment charges. In November 2021, the Company announced the 2021 Restructuring Plan, which includes the phase out of two low-margin prescription products at KUPI in Seymour, Indiana. Based on the impairment analysis performed as a result of this decision and continued competitive pressures in the market, the Company recorded an impairment charge of $40.6 million related to the KUPI product rights intangible assets. The impairment charge is primarily a result of the decline in net sales and gross margin of certain product lines acquired in connection with the KUPI acquisition.

As part of the 2021 Restructuring Plan, the Company completed the sale of its Silarx facility in Carmel, New York and will transition certain products to the Company’s main plant in Seymour, Indiana. In the second quarter of Fiscal 2022, prior to the sale of the facility, the Company performed a fair value analysis to adjust the carrying value of the facility and certain equipment identified for sale to the fair value, which resulted in an $8.4 million impairment charge.

Other Loss. Interest expense for the nine months ended March 31, 2022 totaled $43.2 million compared to $40.6 million for the nine months ended March 31, 2021. The weighted average interest rate for the third quarter of Fiscal 2022 and 2021 was 8.9% and 7.9%, respectively. Interest expense was higher for the nine months ended March 31, 2022 as a result of the higher weighted-average interest rate, which is attributable to higher interest rates on the Notes and the Second Lien Facility discussed further below

Income Tax. The Company recorded an income tax benefit of $2.8 million in the first nine months of Fiscal Year 2022 as compared to an income tax benefit of $68.6 million in the first nine months of Fiscal Year 2021. The effective tax rate for the nine months ended March 31, 2022 was 2.0%, compared to 27.0% for the nine months ended March 31, 2021. The effective tax rate for the nine months ended March 31, 2022 was lower compared to the nine months ended March 31, 2022 primarily due to the valuation allowance recorded in Fiscal 2021.

Net Loss. For the nine months ended March 31, 2022, the Company reported net loss of $138.3 million, or $(3.44) per diluted share. Comparatively, net loss in the corresponding prior-year period was $185.6 million, or $(4.72) per diluted share.

Liquidity and Capital Resources

Cash Flow

The Company has historically financed its operations with cash flow generated from operations and has access to the Amended ABL Credit Facility, which we have not drawn upon and is discussed further below. At March 31, 2022, working capital was $224.4 million as compared to $263.1 million at June 30, 2021, a decrease of $38.7 million.

Net cash provided by operating activities of $11.9 million for the nine months ended March 31, 2022 reflected net loss of $138.3 million, adjustments for non-cash items of $114.5 million, as well as cash provided by through changes in operating assets and liabilities of $35.7 million. In comparison, net cash provided by operating activities of $34.2 million for the nine months ended March 31, 2021 reflected net loss of $185.6 million, adjustments for non-cash items of $256.9 million, as well as cash used through changes in operating assets and liabilities of $37.1 million.

Significant changes in operating assets and liabilities from June 30, 2021 to March 31, 2022 were comprised of:

●	A decrease in accounts receivable of $34.9 million mainly due to lower gross sales in the three months ended March 31, 2022 compared to the three months ended June 30, 2021. The Company’s days sales outstanding (“DSO”) at March 31, 2022, based on gross sales for the nine months ended March 31, 2022 and gross accounts receivable at March 31, 2022, was 75 days. The level of DSO at March 31, 2022 was comparable to the Company’s expectation that DSO will be in the 70 to 85-day range based on customer payment terms.
●	A decrease in royalties payable of $7.6 million mainly due lower sales of distributed products, particularly Posaconazole and Levothyroxine Tablets and Capsules.

Significant changes in operating assets and liabilities from June 30, 2020 to March 31, 2021 were comprised of:

●	A decrease in accounts receivable of $11.0 million mainly due to the timing of sales and cash receipts. The Company’s days sales outstanding (“DSO”) at March 31, 2021, based on gross sales for the nine months ended March 31, 2021 and gross accounts receivable at March 31, 2021, was 67 days. The level of DSO at March 31, 2021 was lower than the Company’s expectation that DSO will be in the 70 to 85-day range based on customer payment terms, primarily due to higher gross sales in the three months ended December 31, 2020 compared to the three months ended March 31, 2021.
●	An increase in income taxes receivable totaling $25.4 million primarily due to additional estimated tax refunds related to provisions of the CARES Act and an anticipated Fiscal 2021 taxable loss, partially offset by income tax receipts of $23.1 million.

●	A decrease in accrued expenses totaling $10.9 million primarily due to the payment of the branded prescription drug fee in October 2020.
●	A decrease in accrued payroll and payroll-related costs of $6.5 million primarily related to payments made in August 2020 in connection with incentive-based compensation accrued in Fiscal Year 2020 as well as the timing of payroll payments.

Net cash provided by investing activities of $1.5 million for the nine months ended March 31, 2022 was mainly the result of proceeds from the sale of the Silarx facility in Carmel, NY and the Cody API real estate of $12.2 million partially offset by purchases of property, plant and equipment of $9.3 million and purchases of intangible assets of $1.5 million. Net cash used in investing activities of $11.0 million for the nine months ended March 31, 2021 was mainly the result of purchases of property, plant and equipment of $6.6 million and purchases of intangible assets of $4.5 million.

Net cash used in financing activities of $0.5 million for the nine months ended March 31, 2022 was due to purchases of treasury stock totaling $0.8 million, partially offset by proceeds from issuance of stock pursuant to stock compensation plans of $0.3 million. Net cash used in financing activities of $81.2 million for the nine months ended March 31, 2021 was due to debt repayments of $78.4 million, payment of debt issuance costs of $2.4 million, and purchases of treasury stock totaling $1.0 million, partially offset by proceeds from issuance of stock pursuant to stock compensation plans of $0.6 million.

Credit Facility and Other Indebtedness

The Company has previously entered into and may enter future agreements with various government agencies and financial institutions to provide additional cash to help finance the Company’s acquisitions, various capital investments and potential strategic opportunities. These borrowing arrangements as of March 31, 2022 are as follows:

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

In connection with the Second Lien Facility, the Company is required to maintain at least $5.0 million in a deposit account at all times subject to control by the Second Lien Collateral Agent, and a minimum cash balance of $15.0 million as of the last day of each month. At March 31, 2022, the Company classified the $5.0 million required deposit account balance as restricted cash, which is included in other assets caption in the Consolidated Balance Sheet.

Amended ABL Credit Facility

On December 7, 2020, the Company entered into a credit and guaranty agreement, which provided for an asset-based revolving credit facility (the “ABL Credit Facility”) of up to $30.0 million, subject to borrowing base availability, and included letter of credit and swing line sub-facilities. On April 22, 2021, the Company entered into an amendment to that certain Credit and Guaranty Agreement, dated as of December 7, 2020 (such agreement as so amended, the “Amended ABL Credit Agreement”), among the Company, certain of its wholly-owned domestic subsidiaries party thereto, as borrowers or as guarantors, Wells Fargo Bank, National Association, as administrative agent and as collateral agent, and the other lenders party thereto, for the purpose of, among other things, increasing the aggregate amount of the revolving credit facility from $30.0 million to $45.0 million and extending the maturity thereof to the fifth anniversary of the closing date of Notes Offering (subject to a springing maturity as set forth therein).

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

Other Liquidity Matters

Along with executing on our existing pipeline products, we are continuously evaluating the potential for product and company acquisitions as a part of our future growth strategy. In conjunction with a potential acquisition, the Company may utilize current resources or seek additional sources of capital to finance any such acquisition, which could have an impact on future liquidity. The continued competitive pressures on our current portfolio may impact the ultimate success of existing pipeline projects, which may result in the Company exploring alternative opportunities for capital to support the launch of products in the future.

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

Management has identified the following as “Critical Accounting Policies and Estimates”: Revenue Recognition, Inventories, Income Taxes, and Valuation of Long-Lived Assets, including Intangible Assets. Refer to the Company’s Form 10-K for the fiscal year ended June 30, 2021 for a description of our Critical Accounting Policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During Fiscal 2021, the Company paid off our outstanding, variable-rate Senior Secured Credit Facility with cash and the proceeds from new fixed-rate debt. The Company has historically invested in equity securities, U.S. government agency securities and corporate bonds, which are exposed to market and interest rate fluctuations. The market value, interest and dividends earned on these investments may vary based on fluctuations in interest rate and market conditions.

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

Change in Internal Control Over Financial Reporting

There has been no change in Lannett’s internal control over financial reporting during the nine months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In the third quarter of Fiscal 2022, the Company updated Item 1A. Risk Factors to include the following:

If we cannot regain compliance with the NYSE’s continued listing requirements and rules, the NYSE may delist our common stock, which could negatively affect our company, the price of our common stock and our shareholders’ ability to sell our common stock and may lead to potential events of default on existing debt instruments.

On March 2, 2022, we received notice from the New York Stock Exchange (the “NYSE”) that we were no longer in compliance with the NYSE continued listing standards, set forth in Section 802.01B of the NYSE’s Listed Company Manual, because the Company’s average global market capitalization over a consecutive 30 trading-day period was less than $50.0 million and, at the same time, our shareholders’ equity was less than $50.0 million. If the Company’s average global market capitalization over a consecutive 30 trading-day period drops below $15.0 million, the NYSE will initiate delisting proceedings. As of April 30, 2022, the 30 trading-day average global market capitalization of the Company was approximately $33.1 million, and the Company’s absolute market capitalization was approximately $27.5 million. In accordance with the NYSE listing requirements, we have submitted a plan that demonstrates how we expect to return to compliance with Section 802.01B. There can be no assurances that the NYSE will accept the plan or that the Company will maintain compliance with the plan. If the Company fails to comply with the plan or does not meet continued listing standards at the end of the 18-month cure period, it will be subject to the prompt initiation of NYSE suspension and delisting procedures.

In addition, on March 14, 2022, the Company received notice by the NYSE that it was not in compliance with the continued listing standard set forth in Section 802.01C of the NYSE’s Listed Company Manual because the average closing price of the Company’s common stock was less than $1.00 per share over a consecutive 30 trading-day period. In order to regain compliance, on the last trading day of any calendar month during the cure period or on the last business day of the six-month cure period, the Company’s shares of common stock must demonstrate (i) a closing price of at least $1.00 per share and (ii) an average closing share price of at least $1.00 over the 30 trading-day period ending on such date. The Company intends to cure the deficiency within a period permissible under Section 802.01C of the NYSE’s Listed Company Manual. However, there can be no assurances that the Company will meet continued listing standards within the specified cure period.

If we are unable to satisfy the NYSE criteria for continued listing, our common stock would be subject to delisting. A delisting of our common stock could negatively impact us by, among other things, reducing the liquidity and market price of our common stock; reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; decreasing the amount of news and analyst coverage of the Company; leading to potential events of default on existing debt instruments; and limiting our ability to issue additional securities or obtain additional financing in the future. In addition, delisting from the NYSE may negatively impact our reputation and, consequently, our business.

ITEM 6. EXHIBITS

(a)	A list of the exhibits required by Item 601 of Regulation S-K to be filed as a part of this Form 10-Q is shown on the Exhibit Index filed herewith.

Exhibit Index

10.97+*	Contract of Sale-Office, Commercial and Multi-Family Residential Premises between Silarx Pharmaceuticals, Inc. and Chartwell Carmel Realty, LLC	Filed Herewith

10.98+*	Asset Purchase Agreement by and between Chartwell Carmel Assets, LLC, Chartwell Pharmaceuticals LLC, Silarx Pharmaceuticals, Inc., Lannett Company, Inc., and Lannett Holdings, Inc.	Filed Herewith

10.99+*	Manufacture and Supply Agreement by and between Chartwell Pharmaceuticals Carmel, LLC, Chartwell Pharmaceuticals LLC, and Lannett Company, Inc.	Filed Herewith

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32**	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2022	Filed Herewith

101.INS	XBRL Instance Document – the instance document does not appear within the Interactive Data File because its XRBL tags are embedded within the Inline XRBL Document	Filed Herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XRBL tags are embedded within the Inline XRBL document	Filed Herewith

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

LANNETT COMPANY, INC.

Dated: May 10, 2022	By:	/s/ Timothy Crew
Timothy Crew
Chief Executive Officer

Dated: May 10, 2022	By:	/s/ John Kozlowski
John Kozlowski
Vice President of Finance, Chief Financial Officer and Principal Accounting Officer