Form 10-K
period 2022-06-30
LANNETT CO INC
filed 2022-08-25
CIK 57725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022

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

Aggregate market value of common stock held by non-affiliates of the registrant, as of December 31, 2021 was $57,651,567 based on the closing price of the stock on the NYSE.

As of July 31, 2022, there were 42,959,959 shares of the registrant’s common stock, $.001 par value, outstanding.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Business Overview

Lannett Company, Inc. and subsidiaries (the “Company,” “Lannett,” “we,” or “us”) was incorporated in 1942 under the laws of the Commonwealth of Pennsylvania and reincorporated in 1991 as a Delaware corporation. We primarily develop, manufacture, market and distribute generic versions of brand pharmaceutical products. Generics represent the vast majority of U.S. prescriptions today, accounting for approximately 90% of prescriptions in the 12-month period ending June 30, 2022. We report financial information on a quarterly and fiscal year basis with the most recent being the fiscal year ended June 30, 2022. All references herein to a “fiscal year” or “Fiscal” refer to the applicable fiscal year ended June 30.

Over the past 21 years, the Company has grown total net sales from $12.1 million in fiscal year 2001 to $340.6 million in fiscal year 2022. However, in recent periods, the Company’s sales have fallen due a period of industry decline. The Company generates revenue through filing and receiving approvals for abbreviated new drug applications (“ANDAs”), strategic partnerships and launches of additional manufactured drugs, as well as from products acquired from Silarx Pharmaceuticals, Inc. (“Silarx”) and Kremers Urban Pharmaceuticals Inc. (“KUPI”) in 2015. Management’s recent efforts to grow revenues include an emphasis on new product launches, strategic portfolio management and business development. We have launched 60 products since January 2018, anchored by 24 new partner agreements, covering 36 new product launches, and complemented by 24 acquired or internally developed products. Over the last four years, new product launches have generated more than $620 million of revenues.

Today, we market more than 100 products, mainly tablet, capsule or liquid oral generic medications. Examples of marketed products include generics such as Posaconazole, Fluphenazine, Levothyroxine, Sumatriptan and our NDA-based product Numbrino. Our portfolio includes medications across multiple and diverse groups of therapeutic categories. The 60 products we launched have contributed to our revenue base, diversified our portfolio and reduced product concentration. For the fiscal years 2017, 2018 and 2019, the Company’s top two products contributed, on average, approximately 40% of revenues, which included sales of Levothyroxine Tablets through a distribution agreement with Jerome Stevens Pharmaceuticals that expired and was not renewed in March 2019. By comparison, our top two products accounted for approximately 28%, 19% and 15% of revenues for fiscal years 2020, 2021 and 2022, respectively.

The Company’s pipeline includes 6 ANDAs currently pending at the FDA and more than 20 additional product candidates in various stages of development. More recent additions to our pipeline include high value, large market opportunity products that are often partnered. These higher value products generally have more technical, manufacturing, regulatory and operational complexity and require significant capital investment for specialized and dedicated manufacturing facilities and equipment, making them more durable product opportunities with fewer expected competitors. Four of the product candidates, generic Advair Diskus and generic Flovent Diskus, combination drug/devices for the treatment of asthma, and biosimilar Insulin Glargine and biosimilar Insulin Aspart for the treatment of diabetes both delivered in a device, are widely used medications that we believe represent a combined U.S. addressable market opportunity of approximately $16 billion in 2022, according to IQVIA although actual market sales will be less. Most of this value is related to the entire Insulin Glargine and Aspart markets.

Over the past four years, to help manage the recent decline in our sales and profitability, we have made cost and operational discipline, along with reducing our debt, key priorities. Since the beginning of calendar year 2018, we lowered our gross debt level by more than $300 million and in April 2021, we completed a refinancing of our existing debt, which significantly extended the maturity of our debt and enhanced our capital structure. We have streamlined our operations by restructuring and have exited the pain management Active Pharmaceutical Ingredients (“APIs”) business. We consolidated plants and facilities, and substantially increased production and output at our manufacturing site in Seymour, Indiana. In addition, we have reduced costs companywide; these efforts included substantial workforce reductions, a $66 million cost savings plan implemented in 2018 (approximately half of which we re-invested into the business), a $15 million cost reduction plan implemented in July 2020 and a $20 million cost reduction plan implemented in November 2021 (the “2021 Restructuring Plan”). The 2021 Restructuring Plan includes consolidating our manufacturing footprint by transferring certain liquid drug production from our Carmel, New York facility to our main plant in Seymour, Indiana, as well as other cost savings measures focused on improving efficiencies and reducing costs.

Competitive Strengths

Diversified product portfolio. We currently market over 100 products across multiple therapeutic categories. Our top two products accounted for approximately 15%, 19% and 28% of revenues for fiscal years 2022, 2021 and 2020, respectively.

Attractive mid to longer term pipeline. We believe we have an attractive pipeline of large product opportunities that will enable us to grow revenue and profitability. For example, we filed the ANDA for generic Advair on April 1, 2021 and expect to launch in calendar year 2024, if approved. We have completed the clinical trials for the other dry powder inhaler we have in partnership with Respirent, generic Flovent Diskus. Additionally, we are focused on advancing our biosimilar Insulin Glargine and Insulin Aspart pipeline products. We filed our Investigational New Drug (“IND”) application for Insulin Glargine in December 2021 to commence our pivotal clinical trial. This trial is ongoing and top-line results of the study are expected to be available at the end of calendar year 2022. We anticipate filing the BLA for the biosimilar Insulin Glargine in early calendar 2023 and a potential launch in calendar year 2024. The biosimilar Insulin Aspart pipeline product is expected to potentially launch in calendar year 2025. We believe leveraging our existing relationships to collaborate on new opportunities will enable us to further strengthen our pipeline.

Extensive experience with productive partnerships. We continue to diversify and strengthen our business by entering into partnerships to distribute both externally developed products and authorized generic equivalents of brand products. We are focused on the U.S. generics market, but our partnership opportunities are global, as demonstrated by our partnerships with HEC, Respirent, Rivopharm, IBSA, Cediprof/Neolpharma and Sinotherapeutics, due to our experience, expertise and reliability in commercialization in the U.S. market. In fiscal year 2022, we successfully launched five new products, including our first powder for oral suspension product Mycophenolate POS. We believe that our success with these products, along with existing alliances, has established us as a strong development and marketing partner creating the foundation for continued productive partnership alliances in the future.

Strong internal product development capabilities. We believe that our manufacturing expertise and skilled product development capabilities will contribute to being competitive in the generic pharmaceutical market. We intend to dedicate significant resources toward developing new products because we believe our success is linked to our ability to continually introduce new generic products into the marketplace.

Strong track record of obtaining regulatory approvals for new products. During the past three fiscal years, we have received one NDA approval and 13 ANDA approvals from the FDA. Although the timing of ANDA approvals by the FDA is uncertain, we currently expect to continue to receive more during Fiscal 2023. These regulatory approvals will enable us to manufacture and supply a broader portfolio of generic pharmaceutical products.

Market orientation. We believe that our success depends on our ability to properly assess the competitive market for new products, including customer interest, the number of competitors, market share opportunity and the generic unit price erosion. We look to reduce our exposure to competitive influences that may negatively affect our sales and profits, including the potential saturation of the market for certain products, by continuing to emphasize a strong product selection process with an orientation to internal development in areas where we have technological and manufacturing expertise and external development partnerships to access other technologies and associated manufacturing capacity as well as risk sharing.

Leverage our flexibility and speed. We believe flexibility and speed in decision-making are critical success factors in the generic industry. Our mid-sized scale and relatively less complex organizational structure as a U.S. based organization results in a nimbler response to securing market opportunities.

Dependable U.S.-based supplier to our customers. We believe we are viewed by our customers as a strong, dependable supplier due in part to our agile and reliable operations network, as well as having a less complex manufacturing/supply chain based mostly within the U.S. We have cultivated productive customer relationships by focusing on what is important to them and their patients, along with maintaining adequate inventory levels, employing a responsive order filling system and prioritizing timely fulfillment of those orders. Unless a later delivery date is specified, a majority of our orders are filled and shipped within two days after we receive the order.

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

We continue to pursue “Quality by Design” for improving and maintaining product quality in our pharmaceutical development and manufacturing facilities, which is outlined in the Food and Drug Administration (“FDA”) report entitled, “Pharmaceutical Quality for the 21st Century: A Risk-Based Approach.” The FDA periodically inspects our operations to determine our compliance with applicable laws and regulations. During an inspection, the FDA may issue an inspection report, entitled a “Form 483,” containing potentially objectionable observations arising from an inspection. Additionally, at the close of each inspection, FDA will issue an Establishment Inspection Report (“EIR”) that details the final classification for each site, either No Action Indicated (“NAI”), Voluntary Action Indicated (“VAI”), or Official Action Indicated (“OAI”). The FDA’s observations may be minor or severe in nature and the degree of severity is generally determined by potential consequences to the consumer. By strictly complying with cGMPs and the various FDA guidelines as well as adherence to our Standard Operating Procedures, we have never received a cGMP Warning Letter in more than 70 years of business.

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

Business Strategies

Focus on the large U.S. generic market and larger U.S. brand market opportunities

We believe generics are the foundation of efficient pharmaceutical care and are estimated to be approximately 90% of all U.S. pharmaceutical prescription volume with an IQVIA value of over $50 billion for the 12-month period ending June 30, 2022. While that estimate likely well exceeds actual market size, Lannett’s opportunity is significant relative to Lannett’s size. Meanwhile, the brand market subject to eventual genericization exceeds $500 billion, according to IQVIA. As new branded products become off patent and existing generic product opportunities become available, we will seek to generate new business through both internal development and partnerships.

We are focused on increasing our profit in the U.S. generic pharmaceutical industry while directing additional resources on the development of new products. We look to grow revenue and profitability by expanding our line of generic products, increasing unit sales to current customers, creating manufacturing efficiencies and managing our overhead and administrative costs.

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

We are focused on the U.S. market, but our business development efforts are global. Our relationships with global partners and our track record of delivering regulatory and commercialization expertise to global biopharmaceutical companies is a competitive advantage and offers significant opportunities for future growth. Between January 2018 and June 2022, the number of alliances that our business development efforts have secured increased significantly and we have acquired or in-licensed over 75 ANDA products as a result of these efforts.

One of our major strategic partnerships was struck in October 2019 when the Company announced it had entered into an exclusive U.S. distribution agreement for the therapeutically equivalent generic of ADVAIR DISKUS® (Fluticasone Propionate – Salmeterol Xinafoate Powder Inhaler) of Respirent Pharmaceuticals Co. Ltd. ADVAIR DISKUS had U.S. sales of $2.8 billion for the 12 months ending June 2022, according to IQVIA, although the accessible generic market is expected to be lower. The Company submitted to the FDA an ANDA for the product on April 1, 2021. We received a Complete Response Letter (“CRL”) from the FDA regarding the ANDA and, due to additional trials that need to be conducted, we now expect to launch in calendar year 2024, if approved. Under the agreement, the Company will commence U.S. distribution of the product after FDA approval. The Company made an upfront payment and will make future milestone payments and receive a portion of the net profits once it commences distribution of the product. The term of the agreement is 12 years, which begins upon commencement of distribution.

As an expansion in our partnership with Respirent, in August 2020, the Company announced it had entered into an exclusive U.S. distribution agreement for a second product, the therapeutically equivalent generic of Flovent® Diskus® (Fluticasone Propionate Powder Inhaler). U.S. sales of Flovent Diskus were $99 million for the 12 months ending June 2022 according to IQVIA, although actual accessible generic market values are expected to be lower. Development of the product is underway and we anticipate filing the product with the FDA in Fiscal 2023. Subsequently, the Company announced further expansion of the relationship to target the therapeutically equivalent generic to SPIRIVA® handihaler®. U.S. sales of SPIRIVA handihaler were approximately $1.4 billion for the 12 months ending June 2022 according to IQVIA.

In 2016, the Company announced a strategic partnership with YiChang HEC ChangJiang Pharmaceutical Co., Ltd, an HEC Group company, to co-develop a biosimilar insulin glargine pharmaceutical product for the U.S. market. The product is currently in development, and a healthy human Pharmacokinetic/Pharmacodynamic modeling (“PK/PD”) clinical trial was conducted in South Africa. The study met all of its primary endpoints. Subsequently, Lannett held a Biosimilar Biological Product Development Type II meeting with the FDA. The feedback was consistent with our expectation. The Company plans to manage the clinical and regulatory steps for FDA approval and will have the exclusive U.S. marketing rights to the product. Drug substance and drug product have been produced at a newly commissioned facility and we submitted an Investigational New Drug Application (“IND”) on December 20, 2021. The pivotal clinical trial is now underway and top-line results of the study are expected to be available at the end of calendar year 2022. We anticipate filing the BLA for the biosimilar Insulin Glargine in early calendar 2023 and a potential launch in calendar year 2024. In February 2021, the Company expanded its strategic relationship with HEC and added a new co-development agreement for biosimilar Insulin Aspart, which is expected to potentially launch in calendar year 2025. In addition, we will market other generic products developed by HEC with several launches expected over the next few years.

We have several other existing supply and development agreements with both international and domestic companies. In the past year, we have added several non-oral dosage forms through partnership, including Sevoflurane Inhalation Solution and Fludarabine injectable. Like our drug/deuce respiratory and injectable insulin development programs, these new dosage forms are subject to relatively less competition and, thus, offer the prospect of more relative value. In addition, we are currently in negotiations on similar agreements with other companies through which we can market and distribute future products. We intend to continue to capitalize on our strong customer relationships to build our market share for such products.

Internal research and development is also an important prong of our growth strategy. Examples of approved internally developed products include Chlorpromazine and butalbital, acetaminophen and caffeine (“BAC”), and co-development projects such as Sumatriptan Nasal Spray. Moreover, we have filed sucralfate oral suspension and lisdexamphetamine with the FDA. Opportunistically, we may increase our focus on specialty markets within the pharmaceutical industry.

Key Products

Key products were selected based on current and future sales and profitability. In aggregate, the 11 products noted below accounts for approximately 39% of Lannett sales in Fiscal 2022. While these products are our top selling products, margins may vary well above or below average margins based on changing competitive circumstances as well as product partnership royalties, where applicable.

Amphetamine IR Tablets

Amphetamine IR Tablets are used to treat ADHD and narcolepsy. It is the generic version of Adderall.

Amphetamine ER Capsules

Amphetamine ER Capsules are indicated for use to treat ADHD. Studies show that the drugs improve attention and focus and reduces impulsive behaviors.

Dicyclomine Tablets

Dicyclomine tablets are indication for the treatment of functional bowel disorder and irritable bowel syndrome.

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

Methylphenidate ER

Methylphenidate ER is indicated for treatment of ADHD, Attention Deficit Disorder.

Numbrino Nasal Solution

Numbrino Nasal Solution is used for the induction of local anesthesia of the mucous membranes when performing diagnostic procedures and surgeries on or through the nasal cavities in adults.

Posaconazole DR Tablets

Posaconazole DR tablets are used to prevent fungal infections in people who have a weak immune system resulting from certain treatments or conditions. The product is the generic version of Noxafil®.

Probenecid Tablets

Probenecid tablets are indicated for the treatment of the hyperuricemia associated with gout and gouty arthritis. It is the generic version of the branded drug Benemid®.

Verapamil SR Tablets

Verapamil SR tablets are a calcium channel blocker used in the treatment of high blood pressure, arrhythmia and angina. We market the authorized generic of Verelan PM.

The Company is a party to a Distribution and Supply Agreement (“Agreement”) with Societal CDMO Gainesville LLC (“Societal”) for the distribution of Verapamil SR tables. On May 5, 2022, the Company received a letter from Societal purporting to terminate the Agreement claiming that Lannett was in default under the Agreement. Societal has since rescinded the letter of termination and we continue to partner on the distribution and supply of the product. The Agreement is set to expire on December 31, 2024.

Sales & Marketing and Customers

We enter into contracts with Group Purchasing Organizations (“GPOs”) to sell our products to their members who are our direct and indirect customers. The largest GPOs are ClarusOne, Red Oak Sourcing and Walgreens Boots Alliance Development. Net sales to these GPOs accounted for 72% of total net sales in fiscal year 2022 and 73% in fiscal year 2021.

We sell our pharmaceutical products to generic pharmaceutical distributors, drug wholesalers, chain drug retailers, private label distributors, mail-order pharmacies, other pharmaceutical companies, managed care organizations, hospital buying groups, governmental entities and health maintenance organizations. The pharmaceutical industry’s largest wholesale distributors, Amerisource Bergen, McKesson and Cardinal Health, each associated with one of the GPOs mentioned above, accounted for 24%, 19% and 14%, respectively, of our total net sales in fiscal year 2022, 27%, 21% and 12%, respectively, of our total net sales in fiscal year 2021 and 25%, 23% and 11%, respectively, of our total net sales in fiscal year 2020.

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

Strong and dependable customer relationships have created a positive platform for us to increase our sales volumes. Historically and in fiscal years 2022, 2021 and 2020, our advertising expenses have been modest. When our sales representatives make contact with a customer, we will generally offer to supply the customer our products at fixed prices. Fixed prices change often in response to the competitive environment. If accepted, the customer’s purchasing department will coordinate the purchase, receipt and distribution of the products throughout its distribution centers and retail outlets. Once a customer accepts our supply of a product, the customer typically expects a high standard of service, including timely receipt of products ordered, availability of convenient, user-friendly and effective customer service functions and maintaining open lines of communication.

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

Competition

The manufacturing and distribution of generic pharmaceutical products is a highly competitive industry and that competition has intensified in recent years. Competition is based primarily on supply and price. In addition to competitive pricing, our competitive advantages are our ability to provide strong and dependable customer service by maintaining adequate inventory levels, employing a responsive order filling system and prioritizing timely fulfillment of orders. We look to ensure that our products are available from national wholesale, chain drug and mail-order suppliers as well as our own warehouse. The modernization of our facilities, hiring of experienced staff and implementation of inventory and quality control programs have improved our competitive cost position. Our primary competitors across our product portfolio are Teva Pharmaceutical Industries Ltd., Aurobindo Pharma Limited, and Amneal Pharmaceuticals Inc.

Validated Pharmaceutical Capabilities

The Company’s 432,000 square foot Seymour, Indiana facility contains approximately 107,000 square feet of manufacturing space as well as a leased 116,000 square foot temperature/humidity-controlled storage warehouse. The Seymour facility has had satisfactory inspections conducted by the FDA and EMA and similar regulatory authorities of Japan, Taiwan, Brazil, China, Korea and Turkey. As of June 30, 2022, the facility has a production capacity of approximately 4.0 billion doses based on our current product mix and plant configuration.

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

During Fiscal 2022, the Company completed the sale of its 110,000 square foot manufacturing facility located in Carmel, New York. In connection with the sale, the buyer will continue to produce certain liquid products on behalf of the Company at the Carmel facility while the Company completes the transfer of such products to its Seymour, Indiana plant.

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

Over time, we have entered into supply and development agreements with Summit Bioscience LLC, Sinotherapeutics, Respirent Pharmaceuticals Co., Ltd., HEC Pharm Group, Dexcel Pharma, Elite Pharmaceuticals, RivoPharm and various other international and domestic companies. The Company is currently in negotiations on similar agreements with other companies and is actively seeking additional strategic partnerships, through which it will market and distribute products manufactured in-house or by third parties. The Company also continues to assess product acquisitions that are a strategic fit and accretive to the business.

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

1.)	Formulation and analytical method development. After a drug candidate is selected for future sale, product development scientists perform various experiments to incorporate excipients with the API(s) to produce a robust, stable and bioequivalent dosage form that will be pharmaceutically and therapeutically equivalent to the Reference Listed Drug (“RLD”) and meet all FDA requirements for approval. These experiments will result in the creation of a number of product formulations to determine which formula will be most suitable for our subsequent development process. Various formulations are tested in the laboratory to measure results against the RLD. During this time, we may use reverse engineering methods on samples of the RLD to determine the type and quantity of inactive ingredients. During the formulation phase, our R&D chemists begin to develop analytical testing methods. The successful development of various test methods will allow us to test developmental and commercial batches of the product in the future. All of the information used in the final formulation, including the analytical test methods adopted for the generic drug candidate, will be included as part of the Chemistry, Manufacturing and Controls (“CMC”) section of the ANDA submitted to the FDA.
2.)	Scale-up and tech transfer. After product development, our R&D formulators and our R&D chemists agree on a final formulation for use in moving the drug candidate forward in the developmental process. We then attempt to increase the batch size of the product. The batch size represents the standard magnitude to be used in manufacturing a commercial batch of the product. The determination of batch size affects the amount of raw materials that are used in the manufacturing process and the number of expected dosages to be created during the production cycle. We attempt to determine batch size based on the available production equipment and unit sales projections. The scaled-up batch is then generally produced in our commercial manufacturing facilities. During this manufacturing process, we document the equipment used, the amount of time in each major processing step and any other steps needed to consistently produce a batch of that product.
3.)	Bio equivalence and/or clinical testing. After a successful scale-up of the generic drug, we schedule and manufacture at least three submission batches of the selected drug product. One of these batches is used to perform any required bioequivalence testing on the product and in some cases, clinical testing, if required by the FDA. These studies, which are generally outsourced to third parties, comply with FDA product-specific guidance documents. The results of this testing are then documented and reported to us to determine whether the generic drug product and RLD are bioequivalent. Success, in this context, means that we are able to demonstrate that our product is comparable to the RLD because they are equal in the rate and extent to which the API becomes available at the site(s) of drug action and thus are therapeutically equivalent.

Bioequivalence and a stable formula are the primary requirements for a generic drug approval (assuming the manufacturing plant is in compliance with the FDA’s cGMP regulations). Lengthy and costly clinical trials proving safety and efficacy, which are required by the FDA for NDAs (and may include 505(b)(2)NDAs), are typically unnecessary for generic products. If the results are successful, we will continue the collection of information and documentation for assembly of the drug application.

4.)	Submission of the ANDA for FDA review and approval. An ANDA is a comprehensive submission that contains, among other things, data and information pertaining to the proposed labeling, active pharmaceutical ingredient, excipients, container/closure system, drug product formulation, drug product manufacturing process, drug product testing specification, methodology and results, and drug product stability. Bioequivalence study reports are also included in the ANDA submission.

Our ANDAs and NDAs are submitted to the FDA electronically using the most current Electronic Common Technical Document standards. Lannett strives to achieve a first cycle approval for each ANDA under the Generic Drug User Fee Amendments of 2012 (“GDUFA”) review metrics.

In fiscal year 2022, we launched several products from internal and external sources. The following summary contains more specific details regarding our latest product launches. Market data was obtained from IQVIA although actual generic market sizes are expected to be smaller.

				Total Market Size as of
Product Launch		Month of Launch	Equivalent Brand	June 2022 ($ in millions)
1	Mycophenolate Mofetil Powder for Oral Suspension	September, 2021	Cellcept®	$51.8
2	Baclofen Tablets 5mg	September, 2021	Lioresal®	$23.1
3	Olmesartan Tablets	October, 2021	Benicar®	$59.1
4	Febuxostat Tablets	November, 2021	Uloric®	$37.0
5	Bupropion XL Tablets	June, 2022	Wellbutrin XL®	$649.4

We have additional products of various dosage forms currently under development. Our developmental drug products are intended to treat a diverse range of indications. The products under development are at various stages in the development cycle—formulation, scale-up, clinical testing and/or FDA review.

The cost associated with each product that we are currently developing is dependent on numerous factors, including but not limited to, the complexity of the API chemical characteristics, the price of the raw materials and the FDA requirements for bioequivalence studies (as defined in the aforementioned product-specific guidance). With the introduction of GDUFA and additional guidance issued by the FDA, the cost to develop a new generic product varies but can total several million dollars.

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

In addition to the efforts of our internal product development group, we contract with outside firms for the formulation and development of several new generic drug products. These outsourced R&D products are at various stages in the development cycle—including formulation, analytical method development and testing and manufacturing scale-up. These products include various dosage forms that are intended to treat a diverse range of medical indications.

We intend to ultimately transfer the formulation technology and commercial manufacturing process for some of these R&D products to our own commercial manufacturing sites. We initiate outsourced R&D efforts to complement the progress of our own internal R&D efforts.

We recorded R&D expenses of $22.4 million in fiscal year 2022, $24.2 million in fiscal year 2021 and $30.0 million in fiscal year 2020. These amounts included expenses associated with bioequivalence studies, internal development resources as well as outsourced development and licensing. While we manage all R&D from our principal executive office in Trevose, Pennsylvania, we have also been taking steps to leverage partners to capitalize on favorable development costs in other countries. We have strategic relationships with various companies that provide various development services, including, but not limited to, contract manufacturing and API supply. In addition, U.S.-based research organizations have been engaged for product development to enhance our internal development. Fixed payment arrangements are established between Lannett and these research organizations and in some cases include a royalty provision. Development payments are normally scheduled in advance, based on attaining development milestones.

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

Lannett helps bring together employees with a wide variety of backgrounds, skills and cultures. Combining such a wealth of talent and resources creates the diverse and dynamic teams that consistently drive our success. As of June 30, 2022, we have more than 560 full-time employees. Employees identifying as female represent approximately 46% of our employee population and approximately 43% of employees at the leadership level (employees at manager and above) at June 30, 2022. These ratios are consistent with approximately 44% and approximately 41% respectively as of June 30, 2021. Approximately 30% of the employees holding positions at the Vice President level and above identify as female.

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

Lannett recognizes the importance, contributions and performance of its employees in pursuing, achieving and supporting the company’s business objectives. Therefore, Lannett is committed to designing and maintaining compensation policies and programs that promote equitable job and position evaluation, and competitive and performance-based pay. We have an annual short-term incentive program for eligible employees to be rewarded, in part, based on their individual goal performance, rather than being based solely on the Company’s financial performance. Under this program, an employee’s potential bonus is a blend of corporate goals and individual goals. We are committed to remaining transparent on payout opportunities and, as part of the quarterly earnings release process, Lannett communicates progress toward our corporate goals. In addition to the annual short-term incentive opportunity, we are committed to rewarding employees for exceptional performance during the year including (1) celebrating length of service milestones, (2) granting recognition awards and (3) for eligible employees, an annual discretionary long-term incentive award.

In addition to bonus opportunities, we offer a competitive benefits package, including medical, dental, and vision care. We offer a variety of wellness programs including a personal health survey and individual health coaching, fitness challenges and incentives for incremental HSA contributions, on-site health screenings, and wellness webinars. We are also focused on supporting our employees in reaching their personal financial goals. We have a 401k defined contribution plan (the “Plan”) available for substantially all employees, which includes a matching contribution during each Plan year, subject to certain eligibility requirements. Further, we offer an Employee Stock Purchase Program (“ESPP”), which allows eligible employees to purchase shares of the Company’s stock at a discount to nurture an ownership mentality in everyone who works at the Company. Additionally, in 2022 and 2021, we provided access to financial wellness webinars with Morgan Stanley, which included a variety of topics including college planning, budgeting, investing and retirement.

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

The Company’s total employee turnover rate for fiscal year 2022, which the Company defines as the ratio of the number of separated employees during the year to the average active employees during fiscal year 2022, was approximately 27%, down from approximately 37% in fiscal year 2021. The turnover rate at our Philadelphia, PA locations was approximately 25%, up from approximately 17% in fiscal year 2021. At the Seymour, IN facility, the turnover rate was approximately 28%, down from approximately 47% in fiscal year 2021. The turnover rate in fiscal year 2021 was higher than our historical average primarily as a result of competing demands for manufacturing skills. Prior to the sale of the facility, which included retention of employees by Chartwell Pharmaceuticals, the turnover rate in Carmel, NY was 11%, which is consistent with fiscal year 2021. The Company continues to focus on employee retention by establishing a purpose-driven and inclusive culture, investing in our employees, and providing transparency and opportunities for feedback to management.

Employee safety

A safe, healthy and secure work environment is among our top priorities for all employees, contractors and visitors. Our goal is to conduct business with minimal injuries and incidents and maintain compliance with applicable rules and codes. Management, as well as the Board of Directors, regularly review and monitor metrics on our safety performance. We also use these metrics to identify hazards for correction before an incident or injury occurs. If employees have concerns regarding safety, they are expected to report the concerns to their manager, to a member of the executive team, or by contacting the Company’s anonymous whistleblower hotline.

In response to the COVID-19 pandemic, we have continued to prioritize safety and follow local, state, federal and Centers for Disease Control and Preventions (“CDC”) mandates. When possible, employees have been directed to work from home throughout the duration of the pandemic. Employees are required to adhere to the CDC guidelines, social distancing and any employee experiencing any symptoms of COVID-19 has been informed by the Company to stay home and seek medical attention. We will continue to monitor COVID-19 protocols and the safety of our employees, contractors, and visitors as CDC recommendations evolve and restrictions are lifted or raised in our various states of operations.

Corporate social responsibility

Lannett believes that it is important to invest in the communities where we live, work and operate. Every year, Lannett and its employees give time and money to registered charities, schools, service clubs and community organizations. Our Charitable Contributions Policy focuses on employee involvement and is structured to provide (1) direct cash donations, (2) monetary matching for cash or goods donated by employees, and (3) monetary matching for time volunteered by employees. Lannett and our employees have participated in various charitable events throughout fiscal year 2022, including virtual charity walks, clothing and food drives, and blood drives. In addition, we have partnered with various charitable organizations to donate excess and short-dated product that would otherwise be unused. In the last two years, Lannett and its employees have raised or donated over $2 million of pharmaceutical products, valued at wholesale acquisition cost, to a variety of worthy organizations, with our most recent emphasis on assisting local communities impacted by COVID-19. We believe in giving back to the people, causes and organizations that make a difference in the lives of others and that inspire our employees.

Environmental Matters

Lannett desires a more sustainable future with a reduced environmental footprint, effective use of natural resources and a multi-pronged approach to managing carbon intensity that strengthens our quality-oriented focus of providing affordable medicines to patients who depend on them. As the manufacturer of high-quality generic medicines, we are focused on developing, manufacturing and distributing safe and cost-effective medicines in the United States. Because we operate primarily in the U.S., our supply chain is more compact and resilient than many of our competitors and has a smaller corresponding carbon footprint. As a U.S.-based, publicly traded company, we are also subject to various strict U.S. compliance requirements. We follow regulations issued by the Environmental Protection Agency (“EPA”), Occupational Safety and Health Administration (“OSHA”), and various state environmental agencies in the U.S. We have consistently had a good record of compliance with these agencies. The majority of our large competitors that manufacture and are headquartered abroad are not always subject to the same set of requirements.

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

In addition, we participate in a drug takeback program, which provides channels for consumers to return unused prescriptions in an effort to divert waste from landfills and water supply. The Company works to reduce our environmental footprint with a general view towards reducing our effect on the climate while maintaining our focus on providing affordable medicines to our customers and ultimately the patients who depend on them. The Company has established core environmental, social and governance (“ESG”) aspirations and expects to monitor and review related goals and objectives as the ESG and climate change landscape and associated requirements and disclosure obligations evolve over time.

Government Regulation

Pharmaceutical manufacturers are subject to extensive regulation by the federal government, including the FDA and, in cases of controlled substance products, the U.S. Drug Enforcement Agency (“DEA”) as well as other federal regulatory bodies and state governments. The Federal Food, Drug and Cosmetic Act (“FDCA”), the Controlled Substance Act (“CSA”) and other federal statutes and regulations govern or influence the testing, manufacture, safety, labeling, storage, record keeping, approval, advertising and promotion of our generic drug products. Non-compliance with applicable regulations can result in fines, product recalls and seizure of products, total or partial suspension of production, personal and/or corporate prosecution and debarment and refusal of the government to approve applications. The FDA also has the authority to revoke previously approved drug applications.

Generally, FDA approval is required before a drug can be marketed. A new drug is one not generally recognized by qualified experts as safe and effective for its intended use and is submitted to the FDA as an NDA. The FDA review process for new drugs is very extensive and requires a substantial investment to research and test the drug candidate. A less burdensome approval pathway, the ANDA, is used for generic drug products. Typically, the investment required to develop a generic drug is less costly than the new drug. Some drug products may be submitted as a 505(b)(2) NDA, allowing some of the required research and testing to be waived by relying on FDA’s previous findings of safety and efficacy and literature. For additional information on the FDA approval pathways, refer to section 505(b)(1) and 505(b)(2) of the FD&C Act for NDAs, section 505(j) for ANDAs and resources available on the FDA website, www.fda.gov.

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

The AKS is broad and prohibits many arrangements and practices that are lawful in businesses outside of the health care industry. Recognizing that the AKS is broad and may technically prohibit many innocuous or beneficial arrangements, Congress incorporated several statutory exceptions into the AKS’s framework, which protect certain types of business arrangements. Congress also authorized the Office of Inspector General of the U.S. Department of Health and Human Services (“OIG”) to issue a series of “regulatory safe harbors.” The “safe harbor” regulations describe various payment and business practices that, although they potentially implicate the AKS, are not treated as offenses under the statute. Both the statutory exceptions and regulatory safe harbors set forth requirements that, if met, assure health care providers and other parties to the arrangement that they will not be prosecuted under the AKS. The failure of a transaction or arrangement to fit precisely within one or more safe harbors does not necessarily mean that it is illegal. However, conduct and business arrangements that do not fully satisfy each applicable safe harbor may result in increased scrutiny by government enforcement authorities such as OIG.

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

False claims act statutes

The federal False Claims Act (“FCA”) imposes liability on any person or entity who, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal health care program. The Qui Tam provisions of the FCA allow private individuals with evidence of fraud to file suits on behalf of the federal government and to share in any monetary recovery. In recent years, the number of suits brought against health care providers by private individuals has increased dramatically, and in the federal government’s fiscal year 2021, the government recovered more than $5 billion in judgements and settlements related to FCA violations in the health care industry. In addition to the FCA, various states have enacted false claims laws analogous to the FCA, which similarly enable private individuals to bring claims on behalf of a state or local government that has been defrauded. Because the Medicaid program is jointly funded by the federal government and the states, for example, qui tam plaintiffs frequently pursue both federal and state law claims.

When an entity is determined to have violated the FCA, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties in excess of $22,000 per claim, as adjusted annually. Liability arises, primarily, when an entity knowingly submits or causes another to submit a false or fraudulent claim for payment to the federal government. The definition of a “false” claim is broad: In addition to actual or objective falsity, a claim may be considered “false” for purposes of liability under the FCA based on an express or implied certification that the person or company who submitted the claim has complied with all applicable statutes, regulations, or government contract provisions. For example, the federal government has used the FCA to assert liability on the basis of inadequate care, kickbacks, and other improper referrals; improper use of Medicare numbers by the provider of services; as well as allegations regarding misrepresentations with respect to the services rendered. In addition, the federal government has prosecuted companies under the FCA in connection with off-label promotion of products (because government health programs ordinarily do not cover “off-label” uses of medications). Our future activities relating to the reporting of wholesale or estimated retail prices of our products, the reporting of discount and rebate information and other information affecting federal, state, and third-party reimbursement of our products, and the sale and marketing of our products may be subject to scrutiny under these laws. We are unable to predict whether we will be subject to actions under the FCA or a similar state law, or the impact of such actions. However, the costs of defending such claims, as well as any sanctions imposed, could significantly affect our financial performance.

Foreign corrupt practices act

The U.S. Foreign Corrupt Practices Act of 1977, as amended, (the “FCPA”) and similar anti-bribery laws in other jurisdictions generally prohibit certain persons and entities, and their intermediaries, from providing anything of value to foreign government officials to obtain or retain business. In recent years, for example, pharmaceutical, medical device, and other health care companies have resolved FCPA allegations of bribing government procurement officials to win tenders and/or bribing public health care providers to prescribe products. If we are found to be liable for FCPA or other violations, we could suffer from civil and criminal penalties or other sanctions, including contract cancellations or debarment, and loss of our reputation, any of which could have a significant impact on our business, financial condition, and operations.

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

Employees

As of June 30, 2022, we had 564 full-time employees.

Securities and Exchange Act Reports

We maintain a website at www.lannett.com. We make available on or through our website our current and periodic reports, including any amendments to those reports, that are filed with the Securities and Exchange Commission (“SEC”) in accordance with the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These reports include Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. This information is available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.

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

In addition, legislative and regulatory proposals and enactments to reform health care and government insurance programs could significantly influence the manner in which pharmaceutical products and medical devices are prescribed and purchased. We expect there will continue to be federal and state laws and/or regulations, proposed and implemented, that could limit the amounts that federal and state governments will pay for health care products and services. The extent to which future legislation or regulations, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted or what effect such legislation or regulation would have on our business remains uncertain. Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the Patient Protection and Affordable Care Act (“ACA”), and we expect there will be additional challenges and amendments to the ACA in the future. Additionally, the Trump administration issued various Executive Orders which eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Finally, Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration has reverse some of these measures, Congress has indicated that it will continue to seek new legislative measures to control drug costs. It is unclear whether the ACA will be overturned, repealed, replaced, or further amended, and how or whether it may affect our business in the future. We expect that changes to the ACA, the Medicare and Medicaid programs, changes allowing the federal government to directly negotiate drug prices and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the healthcare industry and on our business, financial condition, results of operations, cash flows, and/or our stock price operations.

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

Our three largest customers accounted for 24%, 19% and 14%, respectively, of our total net sales for Fiscal 2022 and 27%, 21% and 12%, respectively, of our total net sales for Fiscal 2021. The loss of any of these customers, any financial difficulties experienced by any of these customers or any delay in receiving payments from such customers could materially adversely affect our business, results of operations and financial condition and our cash flows. In addition, the Company generally does not enter into long-term supply agreements with its customers that would require them to purchase our products.

We expend resources on research and development efforts that may not lead to successful product introductions.

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

We have substantial indebtedness. As of June 30, 2022, we had total indebtedness of $654.0 million, including $350.0 million of 7.75% senior secured notes (the “Notes”), the $190.0 million Second Lien Secured Loan Facility (the “Second Lien Facility”) and $86.3 million aggregate principal amount of 4.50% Convertible Senior Notes (the “Convertible

Notes”). We also have access to $43.4 million on the Amended ABL Credit Facility as of June 30, 2022, which includes use of the facility for letters of credit.

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

In addition, the Amended ABL Credit Facility includes a minimum fixed charge coverage ratio of no less than 1.10 to 1.00, which is tested only when excess availability is less than 15.0% of the lesser of (A) the borrowing base and (B) the then effective commitments under the Amended ABL Credit Facility for three consecutive business days, and continuing until the first day immediately succeeding the last day of 30 consecutive days on which Excess Availability is in excess of such threshold, and the Second Lien Credit Facility requires us to maintain at least $5.0 million in a deposit account subject at all times to control by the collateral agent for the Second Lien Lenders, and minimum liquidity of $15.0 million as of the last day of each month. These covenants could adversely affect our ability to finance our future operations or capital needs, withstand a future downturn in our business or the economy in general, engage in business activities, including future opportunities that may be in our interest, and plan for or react to market conditions or otherwise execute our business strategies. Our ability to comply with these covenants may be affected by events beyond our control. A breach of any of these covenants could result in a default in respect of the related indebtedness. If a default occurs, the relevant lenders or holders of such indebtedness could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing that indebtedness. Acceleration of our other indebtedness could result in a default under the terms of the agreements that govern the Amended ABL Credit Facility and the Second Lien Credit Facility or the indentures governing the 4.50% Convertible Senior Notes and the Senior Notes. There is no guarantee that we would be able to satisfy our obligations if any of our indebtedness is accelerated.

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

Our business may not generate sufficient cash flow from operations, and we may not have available to us future borrowings in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. In these circumstances, we may need to refinance all or a portion of our indebtedness on or before maturity. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. Our ability to refinance our indebtedness or obtain additional financing will depend on, among other things, our financial condition at the time; restrictions in the agreements governing our indebtedness, and the condition of the financial markets and the industry in which we operate.

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

Sales of a limited number of our products from time to time represent a significant portion of our revenues, gross profit and net earnings. For the fiscal years ended June 30, 2022, 2021 and 2020, our top five products in terms of sales, in the aggregate, represented approximately 30%, 36% and 45%, respectively, of our total net sales. If the volume or pricing of our largest selling products decline in the future, our business, financial condition, results of operations, cash flows and/or share price could be materially adversely affected. See “Description of Business” above for more information on our top products.

Our tax returns and positions are subject to review and audit by the Internal Revenue Service and other tax authorities, and any adverse outcomes resulting from any examination of our tax returns could adversely affect our liquidity and financial condition.

The positions taken in our U.S. federal, state and local income tax return filings require significant judgments and the interpretation and application of complex tax laws. Our income tax returns are subject to examination by the U.S. Internal Revenue Service and other tax authorities. The Company’s Fiscal 2015 through 2017, 2019, 2020 and 2021 federal returns are currently under examination by the Internal Revenue Service (“IRS”). For additional details on the returns under audit, see Note 16 “Income Taxes.” While we believe our tax return positions are proper and supportable, certain positions could be successfully challenged. An unfavorable outcome of any current or future tax audit could result in our need to utilize available cash to satisfy such tax liabilities and any interest or penalties thereon rather than for our business operations. As a result, the occurrence of an unfavorable outcome with respect to any future tax audit could have a material adverse effect on our liquidity and financial condition.

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

Legal and Regulatory Risks

If we cannot regain compliance with the New York Stock Exchange’s (the “NYSE”) continued listing requirements and rules, the NYSE may delist our stock, which could negatively affect our company, the price of our common stock and our shareholders’ ability to sell out common stock and may lead to potential events of default on existing debt instruments.

On March 2, 2022, we received notice from the NYSE that we were no longer in compliance with the NYSE continued listing standards, set forth in Section 802.01B of the NYSE’s Listed Company Manual, because the Company’s average global market capitalization over a consecutive 30 trading-day period was less than $50.0 million and, at the same time, our shareholders’ equity was less than $50.0 million. If the Company’s average global market capitalization over a consecutive 30 trading-day period drops below $15.0 million, the NYSE will initiate delisting proceedings. As of July 31, 2022, the 30 trading-day average global market capitalization of the Company was approximately $25.4 million, and the Company’s absolute market capitalization was approximately $25.0 million. In accordance with the NYSE listing requirements, we submitted a plan that demonstrates how we expect to return to compliance with Section 802.01B within 18 months. On May 26, 2022, the Company received notice from the NYSE that the plan was accepted. The NYSE will be performing quarterly reviews during the 18 months from the Company’s receipt of the First Notice for compliance with the goals and initiatives as outlined in the Company’s plan. Failure to satisfy the requisite goals or initiatives may result in the Company being subject to NYSE trading suspension at that time. The Company is required to achieve the minimum continued listing standards of either average global market capitalization over a consecutive 30 trading-day period of $50.0 million or total stockholders' equity of $50.0 million at the completion of the 18-month plan period, and failure to achieve any of the minimum requirements at the end of the 18-month period may result in the Company being suspended by the NYSE, which may make an application to the SEC to delist the Company’s Common Stock. There can be no assurances that the Company will maintain compliance with the plan.

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

If we are unable to satisfy the NYSE criteria for continued listing, our common stock would be subject to delisting. A delisting of our common stock could negatively impact us by, among other things, reducing the liquidity and market price of our common stock; reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; decreasing the amount of news and analyst coverage of the Company; limiting our ability to issue additional securities or obtain additional financing in the future; and leading to the acceleration of our debt maturities, which would put additional pressure on our liquidity and ability to continue to operate as a going concern. If the Company ceases to be listed or quoted on any of The NYSE, The Nasdaq Global Select Market or The Nasdaq Global Market (or any of their respective successors), holders of the outstanding Convertible Notes will have the option to require the Company to repurchase for cash all of such holder’s notes at 100% of the principal amount, plus accrued and unpaid interest. In addition, delisting from the NYSE may negatively impact our reputation and, consequently, our business.

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

The recent enactment of Federal and State laws affecting the pricing of our products could have the effect of reducing our profitability.

Since 2016, several state legislatures have enacted laws regulating the pricing of various types of pharmaceutical products, including generic pharmaceutical products. These laws vary in applicability and scope, and generally require manufacturers to notify various state agencies of price increases over a given threshold for a given period of time, to include a justification for any price increases, and to provide price transparency. At least one state law (subsequently struck down by the court) authorized the state attorney general to seek civil penalties and disgorgement in the event a price increase is deemed unconscionable. To the extent these laws apply to our products, they could limit the prices which the company may charge for its products and reduce the company’s profitability and could have a material adverse effect on our financial condition, results of operations and growth prospects.

On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 into law. This legislation contains substantial drug pricing reforms, including the establishment of a drug price negotiation program within the U.S. Department of Health and Human Services that would require manufacturers to charge a negotiated “maximum fair price” for certain selected drugs or pay an excise tax for noncompliance, the establishment of rebate payment requirements on manufacturers of certain drugs payable under Medicare Parts B and D to penalize price increases that outpace inflation, and requires manufacturers to provide discounts on Part D drugs. The Inflation Reduction Act of 2022 also caps Medicare beneficiaries’ annual out-of-pocket drug expenses at $2,000 and caps Medicare beneficiaries’ monthly insulin costs at $35. Additional drug pricing proposals could appear in future legislation. The Inflation Reduction Act of 2022 could have the effect of reducing the prices we can charge and reimbursement we receive for our products, thereby reducing our profitability, and could have a material adverse effect on our financial condition, results of operations and growth prospects. The effect of Inflation Reduction Act of 2022 on our business and the generic pharmaceutical industry in general is not yet known.

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

The process for obtaining governmental approval to manufacture and market pharmaceutical products is rigorous, time-consuming and costly and we cannot predict the extent to which we may be affected by legislative and regulatory developments. We are dependent on receiving FDA and other governmental or third-party approvals prior to manufacturing, marketing and shipping our products. The FDA approval process for a particular product candidate can take several years and requires us to dedicate substantial resources to complete all activities necessary to secure approvals and we may not be able to obtain regulatory approval for our product candidates in a timely manner, or at all. In order to obtain approval of ANDAs for our generic product candidates, we must demonstrate that our drug product is therapeutically equivalent and bioequivalent to a drug previously approved by the FDA through the drug approval process, known as the RLD or reference standard drug (“RS”). Bioequivalence may be demonstrated in vivo or in vitro by comparing the generic product candidate to the innovator drug product. Approval of our drug products that vary in certain ways from a brand name version of that drug may require a different FDA review process and application known as a 505(b)(2) NDA. Such 505(b)(2) applications may require costly human clinical studies which may extend the time for approval of such drug product. Moreover, the FDA may request additional information and studies to support approval of an application, which could delay approval of the product and impair our ability to compete with other versions of the generic drug product.

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

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action. The policies and priorities of the Biden administration could materially impact the regulations governing our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to enforcement action and there could be a material adverse effect on our business, financial condition, results of operations, cash flows, and/or the price of our common stock.

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

Although the parties to patent and intellectual property disputes in the pharmaceutical industry have often settled their disputes through licensing or similar arrangements, the costs associated with these arrangements may be substantial and could include ongoing royalties. Any such license may not be available on reasonable terms, if at all, and there can be no assurance that we would be able to redesign our products in a way that would not infringe the intellectual property rights of others. Even if we were able to obtain rights to the third-party’s intellectual property, these rights may be non-exclusive, thereby giving our competitors access to the same intellectual property. As a result, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling a number of our products or force us to redesign or rename our products to avoid infringing the intellectual property rights of third parties, which, even if it is possible to so redesign or rename our products, could harm our business, financial condition, results of operations and cash flows.

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

Any governmental agencies or authorities that have commenced, or may commence, an investigation of us relating to the sales, marketing, pricing, quality, or manufacturing of pharmaceutical products could seek to impose, based on a claim of violation of anti-fraud and false claims laws or otherwise, civil and/or criminal sanctions, including fines, penalties, and possible exclusion from federal healthcare programs, including Medicare, Medicaid and/or the VA. Some of the applicable laws may impose liability even in the absence of specific intent to defraud. Furthermore, should there be ambiguity with regard to how to properly calculate and report payments—and even in the absence of any such ambiguity—a governmental authority may take a position contrary to a position we have taken, and may impose or pursue civil and/or criminal sanctions. Governmental agencies may also make changes in program interpretations, requirements or conditions of participation, some of which may have implications for amounts previously estimated or paid. There can be no assurance that our submissions will not be found to be incomplete or incorrect by Centers for Medicare & Medicaid Services or the VA. Any failure to comply with the above laws and regulations, and any such penalties or sanctions could have a material adverse effect on our business, financial condition, results of operations, cash flows and/or stock price.

We may need to change our business practices to comply with changes to fraud and abuse laws.

We are subject to various federal and state laws pertaining to health care fraud and abuse, including the federal Medicare and Medicaid AKS, which apply to our sales and marketing practices and our relationships with physicians and other referral sources. The AKS prohibits any person or entity from knowingly and willfully soliciting, receiving, offering, or paying any remuneration, including a bribe, kickback, or rebate, directly or indirectly, in return for or to induce the referral of patients for items or services covered by federal health care programs, or the furnishing, recommending, or arranging for products or services covered by such programs (which include plans and programs that provide health benefits funded by the federal government, including Medicare and Medicaid, among others). “Remuneration” has been broadly interpreted to include anything of value, including, for example, gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash and waivers of payments. Several courts have interpreted the AKS’s intent requirement to mean that if even one purpose in an arrangement involving remuneration is to induce referrals or otherwise generate business involving goods or services reimbursed in whole or in part under federal health care programs, the statute has been violated, and in 2020, the Eleventh Circuit ruled that no proof of a payee’s motivation for accepting a payment is required. The federal government has issued “safe harbor” regulations that set forth certain provisions which, if fully met, will assure parties that they will not be sanctioned under the AKS. The failure of a transaction or arrangement to fit within a specific safe harbor does not necessarily mean that the transaction or arrangement will be illegal or that prosecution under the AKS will be pursued, but such transactions or arrangements face an increased risk of scrutiny by government enforcement authorities and an ongoing risk of prosecution. If our sales and marketing practices or our relationships with physicians are considered by federal or state enforcement authorities to be knowingly and willfully soliciting, receiving, offering, or providing any remuneration in exchange for arranging for or recommending our products and services and such activities do not fit within a safe harbor, then these arrangements could be challenged under the AKS.

If our operations are found to be in violation of the AKS, we may be subject to civil and criminal penalties including criminal fines of up to $25,000 per violation, civil monetary penalties of up to $50,000 per violation, assessments of up to three times the amount of the prohibited remuneration, imprisonment and exclusion from participating in the federal health care programs. Violations of the AKS also may result in a finding of civil liability under the Federal False Claims Act (“FFCA”) (as further discussed below) and the potential imposition of additional civil fines and monetary penalties that could be substantial. Falsely certifying compliance with the AKS in connection with a claim submitted to a federally funded insurance program is actionable under the FFCA. In addition, HIPAA and its implementing regulations prohibits, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any health care benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment and/or exclusion from government-sponsored programs. The HIPAA false statements statute prohibits, among other things, knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation in connection with the delivery of or payment for health care benefits, items, or services.

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

Furthermore, under the FDCA, it is illegal for pharmaceutical companies to promote their products for uses that are not approved by the FDA, and companies that market drugs for so-called “off-label” indications may be subject to civil liability under the FFCA (as further discussed below), as well as to criminal penalties. Over the past decade, numerous lawsuits have been filed against pharmaceutical companies challenging their off-label promotional activities, and pharmaceutical companies, in the aggregate, have paid billions of dollars to defend and settle these cases. While the

Company is not currently subject to any lawsuits, a challenge of our off-label promotional activities could materially adversely affect our business.

We may become subject to federal and state false claims litigation brought by private individuals and the government.

We are subject to state and federal laws that govern the submission of claims for reimbursement. The FFCA imposes civil liability on individuals or entities that knowingly submit, or cause to be submitted, false or fraudulent claims for payment to the government. Violations of the FFCA and other similar laws may result in criminal fines, imprisonment and substantial civil penalties for each false claim submitted (including civil penalties presently in excess of $25,067 per claim, plus treble damages, plus liability for attorney’s fees) and exclusion from federally funded health care programs, including Medicare and Medicaid. The FFCA also allows private individuals to bring a suit on behalf of the government against an individual or entity for violations of the FFCA. These suits, also known as Qui Tam or whistleblower actions, may be brought by, with only a few exceptions, any private citizen who has material information of a false claim that has not yet been previously disclosed. These suits have increased significantly in recent years because the FFCA allows an individual to share in the amounts paid to the federal government in fines or settlement as a result of a successful Qui Tam action, in addition to the recovery of legal fees in bringing such an action. If our past or present operations are found to be in violation of any of such laws or any other governmental regulations that may apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from federal health care programs and/or the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment, or restructuring of our operations could adversely affect our ability to operate our business and our financial results. Action against us for violation of these laws, even if we successfully defend against them, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

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

Many government and third-party payers, including Medicare, Medicaid, HMOs and MCOs, have historically reimbursed doctors, pharmacies and others for the purchase of certain prescription drugs based on a drug’s AWP or WAC. In the past several years, state and federal government agencies have conducted ongoing investigations of manufacturers’ reporting practices with respect to AWP and WAC, in which they have suggested that reporting of inflated AWPs or WACs has led to excessive payments for prescription drugs. For a description of current and federal and state investigations and claims by private parties, see Note 10 “Legal, Regulatory Matters and Contingencies.” Additional actions are possible. These actions, if successful, could adversely affect us and may have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

Increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to our ESG practices may impose additional costs on us or expose us to new or additional risks.

Companies are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to their ESG practices and disclosure. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, climate change, health and safety, supply chain management, diversity, labor conditions and human rights, both in our own operations and in our supply chain. Increased ESG-related compliance costs for the Company as well as among our suppliers, vendors and various other parties within our supply chain could result in material increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, access to capital, and our stock price.

General Business Risks

Public health threats, including a pandemic, epidemic or outbreak of an infectious disease in the United States or elsewhere may adversely affect our business and financial results.

Our business may be adversely affected by public health threats, including any pandemic, epidemic or outbreak of an infectious disease occurring in the United States or worldwide. For example, the COVID-19 pandemic continues to have an impact on the global economy and the way companies operate. The virus may adversely impact our business, operations and financial results.

Any business shutdowns or other business interruptions affecting our suppliers or interruptions in global shipping affecting our suppliers could result in our inability to continue receiving sufficient amount of finished dosage products, API and other raw materials. Any business shutdowns or other business interruptions affecting our business development and other strategic partners could also cause delays in the regulatory approval process for and launching of some or all of our pipeline drug candidates. We cannot presently predict the duration and severity of any potential business shutdowns or disruptions, but if we or any of the third parties with whom we engage, including the partners and other third parties with whom we conduct business, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and adversely impacted. Such delays may impact the Company’s timing for filing applications for product approvals with the FDA as well as related timing of FDA approval of such filings.

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

ITEM 2.DESCRIPTION OF PROPERTY

The Company’s 432,000 square foot Seymour, Indiana facility contains approximately 107,000 square feet of manufacturing space as well as a leased 116,000 square foot temperature/humidity-controlled storage warehouse. The Seymour facility has had satisfactory inspections conducted by the FDA and EMA and similar regulatory authorities of Japan, Taiwan, Brazil, China, Korea and Turkey. As of June 30, 2022, the facility has a production capacity of approximately 4.0 billion doses based on our current product mix and plant configuration.

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

During Fiscal 2022, the Company completed the sale of its 110,000 square foot manufacturing facility located in Carmel, New York. In connection with the sale, the buyer will continue to produce certain liquid products on behalf of the Company at the Carmel facility while the Company completes the transfer of such products to its Seymour, Indiana plant.

ITEM 3.LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in Note 10 “Legal, Regulatory Matters and Contingencies” under Item 15. Exhibits and Financial Statement Schedule and is incorporated by reference herein.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company’s common stock trades on the NYSE. The following table sets forth certain information with respect to the intraday high and intraday low sales prices per share of the Company’s common stock during Fiscal 2022 and 2021, as quoted by the NYSE.

Fiscal Year Ended June 30, 2022

	High	Low

First quarter	$4.98	$2.88

Second quarter	$3.03	$1.53

Third quarter	$1.85	$0.71

Fourth quarter	$0.90	$0.45

Fiscal Year Ended June 30, 2021

	High	Low

First quarter	$7.55	$4.89

Second quarter	$7.18	$5.75

Third quarter	$10.70	$5.23

Fourth quarter	$5.82	$4.12

Holders

As of June 30, 2022, there were 202 holders of record of the Company’s common stock.

Dividends

The Company did not pay cash dividends in Fiscal 2022, Fiscal 2021 or Fiscal 2020. The Company intends to use available funds for working capital, to pay down outstanding debt, plant and equipment additions, various product extension ventures and merger and acquisition or other growth opportunities. The Company does not expect to pay, nor should stockholders expect to receive, cash dividends in the foreseeable future.

The following table sets forth certain information with respect to the Company’s share repurchase activity in the fourth quarter of Fiscal 2022.

ISSUER PURCHASES OF EQUITY SECURITIES

(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares (or	Dollar Value)
			Units)	of Shares (or
			Purchased as	Units) that
	(a) Total		Part of	May Yet Be
	Number of	(b) Average	Publicly	Purchased
	Shares (or	Price Paid	Announced	Under the
Period	Units)	per Share (or	Plans or	Plans or
(In thousands)	Purchased*	Unit)	Programs	Programs

April 1 to April 30, 2022	553	$0.78	—	$—
May 1 to May 31, 2022	123	0.51	—	—
June 1 to June 30, 2022	113	0.61	—	—
Total	789	$0.71	—	—

*    Shares were repurchased to settle employee tax withholding obligations pursuant to equity award programs.

Stock Performance Chart

The following graph compares Lannett Company’s annual percentage change in cumulative total return on common shares over the past five years, commencing July 1, 2017 and ending June 30, 2022, with the cumulative total return of companies comprising the NYSE Composite Index and the S&P Pharmaceuticals Select Industry Index. The S&P Pharmaceuticals Select Industry Index is an industry index published by S&P Dow Jones Indices, a division of S&P Global, and is comprised stocks in the S&P Total Market Index that are classified in the GICS pharmaceuticals sub-industry. This presentation assumes that $100 was invested in shares of the relevant issuers on June 30, 2017, and that dividends received were immediately invested in additional shares. The graph plots the value of the initial $100 investment at one-year intervals for the fiscal years shown.

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

We report financial information on a quarterly and fiscal year basis with the most recent being the fiscal year ended June 30, 2022. All references herein to a “fiscal year” or “Fiscal” refer to the applicable fiscal year ended June 30.

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

The Company operates a pharmaceutical manufacturing plant in Seymour, Indiana. During Fiscal 2022, the Company completed the sale of its Silarx facility in Carmel, New York. In connection with the sale, the buyer will continue to produce certain products on behalf of the Company at the Carmel facility while the Company completes the transfer of such products to its Seymour, Indiana plant.

The Company’s customers include generic pharmaceutical distributors, drug wholesalers, chain drug stores, private label distributors, mail-order pharmacies, other pharmaceutical manufacturers, managed care organizations, hospital buying groups, governmental entities and health maintenance organizations.

Impact of COVID-19 Pandemic

In response to the COVID-19 pandemic, the Company has developed a comprehensive plan that enables it to maintain operational continuity with an emphasis on manufacturing, distribution and R&D facilities during this crisis, and to date, has not encountered any significant obstacles implementing its business continuity plans. However, the Company continually assesses COVID-19 related developments and adjusts its risk mitigation planning and business continuity activities as needed. The Company continues to follow CDC recommendations and adheres to state and local guidance where we operate. While employee absenteeism has not had any material effect on the Company’s business or its ability to manufacture and distribute products and plants continue to operate at normal capacity, there is a continuing risk of employee absenteeism as the pandemic continues to linger due to variants or other causes, which could materially impact the Company’s operations.

The pandemic has also contributed in part to global supply chain disruptions, shortages, and recent inflationary pressures. While the Company is still able to receive sufficient inventory of the key materials needed across its network, the Company has recently experienced pressure on its supply chain, including shipping delays, higher prices from suppliers, and reduced availability of materials, particularly excipients and packaging components. To date, the supply chain pressure has not had a material impact on the Company’s results of operations. However, the Company is regularly communicating with its suppliers, third-party partners, customers, healthcare providers and government officials in order to respond rapidly to any issues as they arise. The longer the current situation continues, it is more likely that the Company may experience some sort of material interruption to our supply chain, and such an interruption could adversely affect our business, including but not limited to, our ability to timely manufacture and distribute our products.

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

2021 Restructuring Plan

On November 1, 2021, the Board of Directors authorized a restructuring and cost savings plan to further optimize its operations, improve efficiencies and reduce costs. Under the 2021 Restructuring Plan, the Company is consolidating its manufacturing footprint by transferring certain liquid drug production from its Silarx facility in Carmel, New York to the Company’s main plant in Seymour, Indiana. On March 31, 2022, the Company closed on the sale of the Silarx facility, which included equipment within the facility, certain ANDAs and other assets, to Chartwell Pharmaceuticals, LLC (“Chartwell”) and its subsidiaries for total consideration of $10.5 million. In connection with the sale, Chartwell is producing on behalf of the Company certain products at the Carmel facility for a period of up to 18 months while the Company completes the transfer of such products to its Seymour, Indiana plant. During the transition, the Company will scale back or phase out some small low-margin over-the-counter medicines from Carmel and continue to assess its portfolio, which may include introducing or discontinuing additional products.

In addition, the Company has scaled back two low-margin prescription products manufactured KUPI at its Seymour, Indiana facility as part of the restructuring program. The Company also scaled back its research and development operations and eliminated certain administrative positions that primarily supported the Silarx and research and development operations.

The actions contemplated under the 2021 Restructuring Plan are substantially complete as of June 30, 2022. The transfer of certain products from the Carmel facility to the Company’s main plant in Seymour, Indiana is in process and expected to continue into Fiscal 2023. The plan is expected to generate annual cost savings of approximately $20 million.

In connection with the sale of the Silarx facility, Chartwell has retained a majority of the employees at the facility. The Company has completed its reduction in headcount for the 2021 Restructuring Plan, which was approximately 140 positions and included the employees retained by Chartwell. The Company estimates that it will incur approximately $3.5 million to $4.5 million of total costs to implement the 2021 Restructuring Plan, comprised primarily of approximately $2.5 million of severance and employee-related costs and approximately $1.0 million to $2.0 million of tech transfer costs. As of June 30, 2022, the Company has incurred $2.8 million of costs related to the 2021 Restructuring Plan. See Note 3 “Restructuring Charges” for more information. The Company also expects to incur approximately $2.0 million to $3.0 million in capital expenditures to build out the liquid manufacturing business at the Seymour, Indiana facility.

Climate Change

The Company believes in a more sustainable future with a reduced environmental footprint and a general view towards reducing our effect on the climate while maintaining our focus on providing affordable medicines to our customers and ultimately the patients who depend on them. The Company has begun to consider climate-related risks that are pertinent to the Company. Our aspiration is to reduce our environmental footprint. However, related efforts may result in increased costs to the Company including, but not limited to, capital investments, additional management and compliance costs, and reduced output, all of which may be material. Costs incurred by our suppliers and vendors to comply with their own sustainability commitments may also be passed through the supply chain resulting in higher operational costs to the Company. Climate change and the associated risks and regulations are expected to continue to evolve over time and could materially impact the Company’s results of operations and cash flows in any given year. The Company monitors such matters and strives to address them in a timely manner.

Results of Operations — Fiscal 2022 compared to Fiscal 2021

Net sales decreased 29% to $340.6 million for the fiscal year ended June 30, 2022. The following table identifies the Company’s net product sales by medical indication for the fiscal years ended June 30, 2022 and 2021.

(In thousands)	June 30,
Medical Indication	2022	2021
Analgesic	$15,737	$14,684
Anti-Psychosis	11,790	43,720
Cardiovascular	45,376	65,987
Central Nervous System	78,325	95,115
Endocrinology	27,491	27,070
Gastrointestinal	51,026	67,540
Infectious Disease	28,009	67,761
Migraine	16,321	25,554
Respiratory/Allergy/Cough/Cold	8,961	9,258
Urinary	4,588	5,786
Other	41,285	35,312
Contract manufacturing revenue	11,670	20,991
Total net sales	$340,579	$478,778

The decrease in net sales was driven by a decrease in the selling price of products of $93.8 million and a decrease in volumes of $44.4 million. The decrease in the selling price of products was primarily driven by lower sales prices of Posaconazole, which is included within the Infectious Disease medical indication, Levothyroxine Tablets and Capsules, which are included in the Endocrinology medical indication, and Fluphenazine, which is included within the Anti-Psychosis medical indication. The pressure on sales prices across our portfolio is a reflection of the competitive environment in the generic drug industry. Overall volumes, particularly volumes of Posaconazole, Fluphenazine and Verapamil, which is included within the Cardiovascular medical indication, were also negatively impacted by the competitive environment. In addition, volumes, specifically within the Gastrointestinal medical indication, were lower as a result of certain product discontinuances in connection with the 2021 Restructuring Plan. However, the pressure was partially offset by increased volumes related to certain new product launches such as Levothyroxine Capsules.

In January 2017, a provision in the Bipartisan Budget Act of 2015 required drug manufacturers to pay additional rebates to state Medicaid programs if the prices of their generic drugs rise at a rate faster than inflation. The provision negatively impacted the Company’s net sales by $11.2 million and $18.9 million in Fiscal 2022 and Fiscal 2021, respectively.

The following chart details price and volume changes by medical indication between Fiscal 2022 and Fiscal 2021:

	Sales volume	Sales price
Medical indication	change %	change %
Analgesic	28%	(21)%
Anti-Psychosis	(37)%	(36)%
Cardiovascular	(23)%	(8)%
Central Nervous System	(3)%	(15)%
Endocrinology	76%	(74)%
Gastrointestinal	(18)%	(6)%
Infectious Disease	(17)%	(42)%
Migraine	(18)%	(18)%
Respiratory/Allergy/Cough/Cold	9%	(12)%
Urinary	(12)%	(9)%

The Company sells its products to customers through various distribution channels. The table below presents the Company’s net sales to each distribution channel for the fiscal year ended June 30:

(In thousands)	June 30,	June 30,
Customer Distribution Channel	2022	2021
Wholesaler/Distributor	$269,829	$390,356
Retail Chain	51,128	57,120
Mail-Order Pharmacy	7,952	10,311
Contract manufacturing revenue	11,670	20,991
Total net sales	$340,579	$478,778

The overall decrease in sales was primarily driven by lower sales of certain key products due to new competitors entering the market and the discontinuance of two low-margin prescription products as part of the 2021 Restructuring Plan. The Company has also seen increased competitive market pressure among the existing competitor base in recent years, which has resulted in an overall decrease in sales to the distribution channels above. We will continue to seek opportunities for additional launches to offset these competitive pressures.

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

The competitor filed a series of Citizen Petitions beginning in 2019, seeking to block approval of the Company’s Section 505(b)(2) NDA for its cocaine hydrochloride solution product by claiming that the grant of the New Chemical Entity (“NCE”) exclusivity issued to the competitor blocks the approval of the Company’s application for five years. Following the FDA’s rejection of the competitor’s argument and approval of the Company’s Section 505(b)(2) NDA, the competitor filed two lawsuits against the FDA (one in federal court in the District of Columbia and one in federal court in the District of Maryland) seeking a court order in two different federal courts directing the FDA to withdraw approval of the Section 505(b)(2) NDA. Neither court directed the FDA to withdraw the NDA. The Company intervened in both lawsuits and made cross motions for summary judgment in the case filed in federal court for the District of Columbia and a motion to dismiss the complaint filed in the federal court for the District of Maryland.

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

On August 16, 2021, the Company and the competitor reached an agreement to amicably resolve all pending cases, including the cases in the federal courts in the District of Columbia, District of Maryland and District of Delaware. The parties executed settlement documents on October 15, 2021 and all cases against the Company have been dismissed with prejudice. The Company continues to market its approved cocaine hydrochloride solution product.

Levothyroxine Tablets

In August 2020, the Company commenced distributing Cediprof, Inc.’s (“Cediprof”) Levothyroxine Tablets product under an interim exclusive supply and distribution agreement, which had been previously distributed by Sandoz, Inc. (“Sandoz”) under a separate distribution contract. At around the same time, Sandoz filed several complaints and motions for temporary restraining orders against the Company and Sandoz to prevent the Company from distributing Cediprof’s product. The complaints were subsequently dismissed, and the temporary restraining orders were denied. Cediprof subsequently proceeded against Cediprof in an arbitration in New York, where the Company has agreed to indemnify Cediprof. On August 5, 2022, the arbitrator issued a final award, finding that Cediprof had breached the Sandoz contract and determining that Sandoz is entitled to lost profits, among other damages. The portion of the award subject to indemnification from the Company amounted to $10.9 million, which the Company has accrued as of June 30, 2022. The Company’s indemnification obligation will only be triggered if and when Cediprof pays the award. See Note 10 “Legal, Regulatory Matters and Contingencies” for additional information regarding this matter.

Cost of Sales, including amortization of intangibles. Cost of sales, including amortization of intangibles, for Fiscal 2022 decreased 24% to $307.4 million from $403.2 million in the same prior-year period. Amortization expense included in cost of sales decreased to $12.9 million in Fiscal 2022 compared to $24.9 million for Fiscal 2021 as a result of intangible asset impairment charges incurred in both periods, which resulted in a lower amortizable base for certain assets. The Company has experienced increased competitive market pressure in recent years, which has resulted in overall decrease in sales volumes and, therefore, lower cost of sales in the current period. The 2021 Restructuring Plan resulted in lower overall headcount, which included the sale of the Silarx facility and transition of employees to Chartwell. In addition, in the second quarter of Fiscal Year 2021, the Company recorded $17.2 million in write-downs for excess and obsolete inventory as a result of the decision to discontinue 23 lower margin product lines as well as $5.0 million in consideration to renew the Company’s distribution agreement with Recro Gainesville, LLC (“Recro”), which resulted in higher cost of sales in the prior-year period.

Gross Profit. Gross profit for Fiscal 2022 decreased 56% to $33.2 million or 10% of total net sales. In comparison, gross profit for Fiscal 2021 was $75.6 million or 16% of total net sales. The decrease in gross profit percentage was primarily attributable to decreases in the selling prices of our products as a result of increased competitive pressure.

Research and Development Expenses. Research and development expenses decreased 7% to $22.4 million in Fiscal 2022 from $24.2 million in Fiscal 2021. The decrease was primarily due to the timing of spend related to product development projects as well as overall reduced project spend and lower R&D headcount as a result of the 2021 Restructuring Plan.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 16% to $81.0 million in Fiscal 2022 compared with $68.1 million in Fiscal 2021. The increase was primarily driven by higher expenses related to the reimbursement of legal costs associated with a distribution agreement as well as a non-income tax credit received in the first quarter of Fiscal 2021. In Fiscal 2022, the reimbursement of legal costs included the accrual of the award to cover lost profits for Sandoz, Inc., which totaled $10.9 million. See Note 10 “Legal, Regulatory Matters and Contingencies” for more information.

Asset impairment charges. In Fiscal 2022, the Company recorded various asset impairment charges totaling $103.3 million.

In the fourth quarter of Fiscal 2022, the Company reviewed recent market trends and, consequently, anticipates additional competitive pressures on various key products within its intangible asset portfolio. Accordingly, the Company adjusted its expectations downward for these products, which represented a triggering event for several of its intangible assets. Prior to performing the impairment analysis, the Company reclassed $4.0 million of KUPI in-process research and development (“IPR&D”) assets into KUPI product rights as a result of the FDA approval of the drug application and expected commercialization of the product in Fiscal 2023. As a result of the impairment analysis, the Company recorded a full impairment of its KUPI product rights portfolio, totaling $39.1 million. In addition, the Company recorded impairment charges totaling $16.1 million related to the other product rights category of definite-lived intangible assets, which included the intangible assets associated with the distribution and supply agreement with Cediprof, Inc., the products acquired in Fiscal 2018 from a subsidiary of Endo International plc, the distribution and supply agreement with Sinotherapeutics, Inc., the license agreement with Andor Pharmaceuticals, LLC, and one of the products acquired in Fiscal 2018 from UCB.

In November 2021, the Company announced the 2021 Restructuring Plan, which included the phase out of two low-margin prescription products at KUPI in Seymour, Indiana. Based on the impairment analysis performed as a result of this decision and continued competitive pressures in the market, the Company recorded an impairment charge of $40.6 million related to the KUPI product rights intangible assets. The impairment charge is primarily a result of the decline in net sales and gross margin of certain product lines acquired in connection with the KUPI acquisition.

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

See Note 8 “Intangible Assets” for more information.

Other Loss. Interest expense for the year ended June 30, 2022 totaled $58.0 million compared to $53.8 million for the year ended June 30, 2021. The weighted average interest rate for Fiscal 2022 and 2021 was 9.0% and 8.0%, respectively. The increase in interest expense and the weighted-average interest rate is attributable to the refinancing of the Company’s outstanding debt in April 2021, which resulted in higher interest rates on the Notes and the Second Lien Facility as discussed further below.

Income Tax. The Company recorded income tax benefit in Fiscal 2022 of $2.3 million compared to income tax expense of $60.6 million in Fiscal 2021. The effective tax rate for Fiscal 2022 was 1.0%, compared to (20.0)% for Fiscal 2021. The effective tax rate for Fiscal 2021 was lower compared to Fiscal 2022 primarily due to the valuation allowance recorded in Fiscal 2021.

Net Loss. For the year ended June 30, 2022, the Company reported net loss of $231.6 million, or $(5.74) per diluted share. Comparatively, net loss in the corresponding prior-year period was $363.5 million, or $(9.23) per diluted share.

Results of Operations — Fiscal 2021 compared to Fiscal 2020

Net sales decreased 12% to $478.8 million for the fiscal year ended June 30, 2021. The following table identifies the Company’s net product sales by medical indication for the fiscal years ended June 30, 2021 and 2020.

(In thousands)	June 30,
Medical Indication	2021	2020
Analgesic	$14,684	$8,680
Anti-Psychosis	43,720	104,934
Cardiovascular	65,987	88,576
Central Nervous System	95,115	77,256
Endocrinology	27,070	—
Gastrointestinal	67,540	73,477
Infectious Disease	67,761	73,237
Migraine	25,554	44,266
Respiratory/Allergy/Cough/Cold	9,258	11,576
Urinary	5,786	4,225
Other	35,312	35,013
Contract manufacturing revenue	20,991	24,504
Total net sales	$478,778	$545,744

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

Cost of Sales, including amortization of intangibles. Cost of sales, including amortization of intangibles, for Fiscal 2021 increased 6% to $403.2 million from $380.5 million in the same prior-year period. The increase was attributable to an increase of $13.2 million in write-downs for excess and obsolete inventory, which primarily relates to the Company’s decision to discontinue 23 lower margin product lines, as well as additional volumes from new product launches. The Company also recorded $5.0 million in consideration to renew the Company’s distribution agreement with Recro during the second quarter of Fiscal Year 2021.

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

Income Tax. The Company recorded income tax expense in Fiscal 2021 of $60.6 million compared to income tax benefit of $15.3 million in Fiscal 2020. The effective tax rate for Fiscal 2021 was (20.0)%, compared to 31.4% for Fiscal 2020. The income tax expense recorded in Fiscal 2021 was primarily driven by the full valuation allowance recorded against the Company’s deferred tax assets. See Note 16 “Income Taxes” for more information.

Net Income (Loss). For the year ended June 30, 2021, the Company reported net loss of $363.5 million, or $(9.23) per diluted share. Comparatively, net loss in the corresponding prior-year period was $33.4 million, or $(0.86) per diluted share.

Liquidity and Capital Resources

Cash Flow

The Company has historically financed its operations with cash flow generated from operations and has access $43.4 million on the Amended ABL Credit Facility, which includes use of the facility for letters of credit and is discussed further below. At June 30, 2022, working capital was $185.2 million as compared to $263.1 million at June 30, 2021, a decrease of $77.9 million.

Net cash used in operating activities of $7.1 million for the fiscal year ended June 30, 2022 reflected net loss of $231.6 million, adjustments for non-cash items of $195.4 million, as well as cash provided by operating assets and liabilities of $29.1 million. In comparison, net cash provided by operating activities of $60.9 million for the fiscal year ended June 30, 2021 reflected net loss of $363.5 million, adjustments for non-cash items of $441.0 million, as well as cash used in operating assets and liabilities of $16.6 million.

Significant changes in operating assets and liabilities from June 30, 2021 to June 30, 2022 are comprised of:

●	A decrease in accounts receivable of $42.6 million mainly due to lower gross sales in the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The Company’s days sales outstanding (“DSO”) at June 30, 2022, based on gross sales for the fiscal year ended June 30, 2022 and gross accounts receivable at June 30, 2022, was 77 days. The level of DSO at June 30, 2022 was comparable to the Company’s expectation that DSO will be in the 70 to 85-day range based on customer payment terms.
●	A decrease in royalties payable of $8.1 million mainly due lower sales of distributed products, particularly Posaconazole and Levothyroxine Tablets and Capsules.

Significant changes in operating assets and liabilities from June 30, 2020 to June 30, 2021 are comprised of:

●	A decrease in accounts receivable of $26.9 million mainly due to the overall decrease in sales, as well as the timing of sales and cash receipts. The Company’s DSO at June 30, 2021, based on gross sales for the fiscal year ended June 30, 2021 and gross accounts receivable at June 30, 2021, was 77 days. The level of DSO at June 30, 2021 was comparable to the Company’s expectation that DSO will be in the 70 to 85-day range based on customer payment terms.
●	An increase in income taxes receivable totaling $20.4 million primarily due to additional estimated tax refunds related to provisions of the CARES Act and an anticipated Fiscal 2021 taxable loss, partially offset by income tax receipts of $36.8 million.

●	A decrease in rebates payable of $19.2 million primarily due to lower sales of Fluphenazine in Fiscal 2021, which had higher than average government-related rebates.
●	A decrease in royalties payable of $7.1 million primarily due to lower sales of distributed products with royalty arrangements in Fiscal 2021.
●	A decrease in accrued payroll and payroll-related costs of $5.6 million primarily related to payments made in August 2020 in connection with incentive-based compensation accrued in Fiscal Year 2020 as well as lower incentive-based compensation accrued in Fiscal Year 2021.

Net cash provided by investing activities of $2.1 million for the fiscal year ended June 30, 2022 was mainly the result of proceeds from the sale of assets, including the Silarx facility in Carmel, NY and the Cody API real estate, of $12.6 million partially offset by purchases of property, plant and equipment of $8.7 million and purchases of intangible assets of $1.8 million. Net cash used in investing activities of $14.8 million for the fiscal year ended June 30, 2021 was mainly the result of purchases of property, plant and equipment of $10.4 million and purchases of intangible assets of $4.5 million.

Net cash used in financing activities of $0.5 million for the fiscal year ended June 30, 2022 was due to purchases of treasury stock totaling $0.8 million, partially offset by proceeds from issuance of stock pursuant to stock compensation plans of $0.3 million. Net cash used in financing activities of $92.2 million for the fiscal year ended June 30, 2021 was primarily due to debt repayments of $437.9 million and payment of debt issuance costs of $10.1 million, partially offset by proceeds from issuance of long-term debt of $356.2 million. The financing activities during Fiscal 2021 were primarily related to the refinancing in April 2021.

Credit Facility and Other Indebtedness

The Company has previously entered into and may enter future agreements with various government agencies and financial institutions to provide additional cash to help finance the Company’s acquisitions, various capital investments and potential strategic opportunities. These borrowing arrangements as of June 30, 2022 are as follows:

7.750% Senior Secured Notes due 2026

On April 22, 2021, the Company issued $350.0 million aggregate principal amount of the Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”) and outside the United States to persons other than U.S. persons in reliance upon Regulation S under the Securities Act. The Notes bear interest semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2021, at a rate of 7.750% per annum in cash. The Notes will mature on April 15, 2026, unless earlier redeemed or repurchased in accordance with their terms.

Second Lien Secured Loan Facility

On April 5, 2021, the Company entered into an Exchange Agreement with certain participating lenders to exchange a portion of their existing Term B Loans for Second Lien Loans pursuant to a new $190.0 million Second Lien Secured Loan Facility (“Second Lien Facility”). On April 22, 2021, in connection with the issuance of the Notes and the entrance into the Amended ABL Credit Facility, which is discussed further below, the exchange between the Company and the participating lenders was consummated. From the Closing Date until the one-year anniversary of the Closing Date, the Second Lien Loans bear 10.0% PIK interest. Thereafter, the Second Lien notes will bear 5.0% cash interest and 5.0% PIK interest until maturity, except to the extent the Company elects to pay all or portion of the PIK interest in cash. To date, the Company has not paid any PIK interest in cash. The Second Lien Loans will mature on July 21, 2026. In connection with the Second Lien Facility, the Company issued to the Participating Lenders warrants to purchase up to 8,280,000 shares of common stock of the Company (Warrants”) at an exercise price of $6.88 per share. The Warrants were issued on April 22, 2021 with an eight-year term. The Participating Lenders received registration rights with respect to the shares of common stock of the Company to be received upon exercise of the Warrants. The holders of the Warrants are entitled to receive dividends or distributions of any kind made to the common stockholders to the same extent as if the holder had exercised the Warrant into common stock. The Warrants are considered participating securities under ASC 260, Earnings per share.

In connection with the Second Lien Facility, the Company is required to maintain at least $5.0 million in a deposit account at all times subject to control by the Second Lien Collateral Agent, and a minimum cash balance of $15.0 million as of the last day of each month. At June 30, 2022, the Company classified the $5.0 million required deposit account balance as restricted cash, which is included in other assets caption in the Consolidated Balance Sheet.

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

4.50% Convertible Senior Notes due 2026

On September 27, 2019, the Company issued $86.3 million aggregate principal amount of the Convertible Notes in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The Convertible Notes are senior unsecured obligations of the Company and bear interest at an annual rate of 4.50% payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2020. The Convertible Notes will mature on October 1, 2026, unless earlier repurchased, redeemed or converted in accordance with their terms. The Convertible Notes are convertible into shares of the Company’s common stock at an initial conversion rate of 65.4022 shares per $1,000 principal amount of Convertible Notes (which is equivalent to an initial conversion price of approximately $15.29 per share), subject to adjustments upon the occurrence of certain events (but will not be adjusted for any accrued and unpaid interest). The Company may redeem all or a part of the Convertible Notes on or after October 6, 2023 at a redemption price equal to 100% of the principal amount of the Convertible Notes redeemed, plus accrued and unpaid interest, if any, up to, but excluding, the redemption date, subject to certain conditions relating to the Company’s stock price having been met. Following certain corporate events that occur prior to the maturity date or if the Company delivers a notice of redemption, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its Convertible Notes in connection with such corporate event or notice of redemption. The indenture covering the Convertible Notes contains certain other customary terms and covenants, including that upon certain events of default occurring and continuing, either the trustee or holders of at least 25% in principal amount of the outstanding Convertible Notes may declare 100% of the principal of, and accrued and unpaid interest on, all the Convertible Notes to be due and payable. In addition, if the Company ceases to be listed or quoted on any of The NYSE, The Nasdaq Global Select Market or The Nasdaq Global Market (or any of their respective successors), holders of the outstanding Convertible Notes will have the option to require the Company to repurchase for cash all of such holder’s notes at 100% of the principal amount, plus accrued and unpaid interest.

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

The Company files income tax returns in the United States federal jurisdiction and its Fiscal 2015 through 2017, 2019, 2020 and 2021 federal returns are currently under examination by the Internal Revenue Service (“IRS”). As part of a lengthy process, the Company has received various Information Document Requests (“IDRs”) and Notices of Proposed Adjustment (“NOPAs”) with respect to positions taken in certain income tax issues, including an accounting method change related to chargebacks and rebates that the IRS is proposing to disallow. We are in the process of assessing the impact of these notices and preparing a response to the IRS. We believe that it is more likely than not that our positions will ultimately be sustained upon further examination, and, if necessary, will contest any additional tax determined to be owed; however, an adverse outcome could have a material impact to the Company’s Consolidated Statements of Operations and financial position.

Contractual Obligations

The following table represents material annual contractual obligations as of June 30, 2022:

		Less than 1			More than 5
(In thousands)	Total	year	1-3 years	3-5 years	Years
Long-Term Debt (1)	$631,950	$—	$—	$631,950	$—
Interest on Obligations (1)	247,694	42,259	86,082	119,353	—
Operating Lease Obligations (2)	16,887	2,064	4,186	4,269	6,368
Asset Purchase Payment Obligations (3)	12,360	12,360	—	—	—
Total	$908,891	$56,683	$90,268	$755,572	$6,368
(1)	Long-term debt amounts above relate to principal amounts due for the Notes, Second Lien Facility, and the Convertible Notes. Interest on obligations primarily consists of cash interest on the Notes, Second Lien Facility and the Convertible Notes. PIK interest on the Second Lien Facility is due upon maturity and is also included in the interest on obligations line above. However, following the one-year anniversary of the closing date of the Second Lien Facility, the Company may elect to pay in cash any interest required to be paid in the form of PIK interest. To date, the Company has not paid any PIK interest in cash. Refer to Note 9 “Long-Term Debt” for additional information.
(2)	Operating lease obligations primarily relate to an eight-year lease for the Company’s headquarters in Trevose, Pennsylvania as well as a 116,000 square foot leased warehouse in Seymour, Indiana.
(3)	The asset purchase payment obligation above refers to the consideration due to Andor Pharmaceuticals, LLC for the AB-rated Methylphenidate Hydrochloride perpetual license agreement.

In the normal course of business, the Company may enter into noncancelable purchase orders for API and has various ongoing capital expenditure projects that may result in contractual obligations. Under the terms of the License and Collaboration Agreement with HEC to develop an insulin glargine product, the Company agreed to fund up to the initial $32.0 million of the development costs and split 50/50 any development costs in excess thereof. As of June 30, 2022, the Company has incurred approximately $8.2 million of development costs towards the $32.0 million commitment made by the Company. Under the terms of a separate License and Collaboration Agreement with HEC and affiliates to develop a biosimilar insulin aspart product, the Company agreed to fund up to the initial $32.0 million of the development costs, provided that if total development and other costs paid by Lannett are less than $32.0 million then the difference will be paid to Sunshine over the first year of commercialization. As of June 30, 2022, the Company has incurred approximately $1.0 million of costs towards the $32.0 million commitment made by the Company. In conjunction with the HEC collaboration efforts to develop biosimilar insulin glargine and aspart, the Company also separately entered into Customization and Supply Agreements with Ypsomed AG (“Ypsomed”) to develop, manufacture and supply an injection device to be used with both insulin products. The Company is required to pay 14.0 million Swiss Francs (“CHF”) to Ypsomed over various future milestone dates to fund an expansion of their production capacity to meet the anticipated demand. As of June 30, 2022, the Company has paid 4.0 million CHF, equivalent to approximately $4.3 million, towards this commitment. The remaining 4.0 million and 6.0 million CHF payments are to be paid in installments in calendar years 2023 and 2024, respectively. Refer to Note 11 “Commitments” for additional information.

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

Management has identified the following as “Critical Accounting Policies and Estimates:” Revenue Recognition, Inventories, Income Taxes, and Valuation of Long-Lived Assets, including Intangible Assets.

Revenue Recognition

Under Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, the Company recognizes revenue when title and risk of loss of promised goods or services have transferred to the customer at an amount that reflects the consideration the Company is expected to be entitled. Our revenue consists almost entirely of sales of our pharmaceutical products to customers, whereby we ship product to a customer pursuant to a purchase order. Revenue contracts such as these do not generally give rise to contract assets or contract liabilities because: (i) the underlying contracts generally have only a single performance obligation and (ii) we do not generally receive consideration until the performance obligation is fully satisfied. The new revenue standard also impacts the timing of the Company’s revenue recognition by requiring recognition of certain contract manufacturing arrangements to change from “upon shipment or delivery” to “over time.” However, the recognition of these arrangements over time does not currently have a material impact on the Company’s consolidated results of operations or financial position. The Company adopted ASC 606 using the modified retrospective method.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options and Derivatives and Hedging - Contracts in Entity’s Own Equity, with changes to modify and simplify the application of U.S. GAAP for certain financial instruments with characteristics of liabilities and equity. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, with early adoption permitted. The ASU requires adoption using either the retrospective basis or the modified retrospective basis. The Company is currently evaluating the impact of ASU 2020-06, but does not currently expect it to have a material impact on its Consolidated Financial Statements.

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

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as amended, for financial reporting as of June 30, 2022. Based on that evaluation, our chief executive officer and chief financial officer concluded that these controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as specified in SEC rules and forms and is accumulated and communicated to our management to allow timely decisions regarding required disclosures. There were no changes in these controls or procedures identified in connection with the evaluation of such controls or procedures that occurred during our last fiscal quarter, or in other factors that have materially affected, or are reasonably likely to materially affect these controls or procedures.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2022, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

The information included in this Item 9B is provided in lieu of filing such information on a Current Report on Form 8-K under Item 5.02. Compensatory Arrangements of Certain Officers.

On August 22, 2022, the Board of Directors (“Board”) of Lannett Company, Inc. (the “Company”) adopted changes to the Company’s short-term incentive (“STI”) and long-term incentive (“LTI”) compensation programs for its named executive officers (“NEOs”). The Board determined that these changes were in the best interests of the Company in order to retain members of the management team in recognition of the challenges facing the Company and the generic pharmaceutical industry as a whole and to reinforce current strategic priorities, while providing for performance-based incentives that align with key performance metrics and milestones and stockholder interests.

The target LTI incentives as a percentage of salary was increased for each of the Company’s NEOs, to 450% of base salary for the CEO and 195% of base salary for each other NEO, to align more closely with the 50th percentile of the Company’s peer group and broader market practice. Additionally, while historically the LTI compensation has been paid in the form of equity-based compensation, for Fiscal Year 2023 the LTI compensation will be paid in cash, with one-half of the LTI compensation to be paid to each NEO in September 2022 as a retention award (calculated based on the NEO’s Fiscal 2022 base salary), vesting in equal annual installments over the next three years. If an NEO terminates his or her employment other than for Good Reason or is terminated by the Company for Cause (as each term is defined in the NEO’s employment agreement with the Company), the NEO will be required to pay back to the Company the net after-tax amount of any unvested portion of the retention award. If the NEO’s employment is terminated due to death, disability, Change in Control (as defined in the NEO’s employment agreement with the Company), for Good Reason or is terminated without Cause, the NEO will not be required to pay back any unvested portion of the retention award.

For Fiscal Year 2023, the remaining one-half of the LTI compensation will be made a part of the STI compensation program, which for Fiscal Year 2023 will provide for quarterly payments based upon the Company being on target to meet performance metrics and milestones set by the Compensation Committee of the Board. If the Compensation Committee of the Board determines at the end of each calendar quarter that the Company is on target to meet one of the metrics or milestones, the NEO will receive a payment equal to fifty percent (50%) of the quarterly STI targeted payout for such performance metric or milestone, with the remaining fifty percent (50%) to be held back and payable at the end of the fiscal year, subject to the Company meeting such performance metrics or milestones in Fiscal Year 2023.

A copy of the form of retention award letter is attached as Exhibit 10.100 hereto and incorporated herein by reference. The foregoing description of the retention award letter does not purport to be complete and is qualified in its entirety by reference to the full text of such document.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The directors and executive officers of the Company are set forth below:

	Age	Position
Directors:

Patrick G. LePore	67	Chairman of the Board

John C. Chapman	67	Director

Timothy C. Crew	61	Director

David Drabik	54	Director

Jeffrey Farber	61	Director

Melissa Rewolinski	52	Director

Officers:

Timothy C. Crew	61	Chief Executive Officer

John Kozlowski	50	Vice President of Finance, Chief Financial Officer and Principal Accounting Officer

John M. Abt	57	Vice President and Chief Quality, Information Technology ("IT") and Operations Officer

Maureen M. Cavanaugh	62	Senior Vice President and Chief Commercial Operations Officer

Samuel H. Israel	60	General Counsel and Chief Legal Officer

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

Melissa Rewolinski was appointed as a Director of the Company in July 2019. Dr. Rewolinski is a National Association of Corporate Governance Fellow. Dr. Rewolinski currently serves as principal of MVR Consulting, where she specializes in providing counsel to small and mid-size biotechnology and pharmaceutical companies. Earlier she held a number of senior level R&D positions for Intercept, rising to Senior Vice President, Head of Technical Operations, and member of the Executive Team. Previously, she served as Senior Director, Development for Amira Pharmaceuticals, and before that as a Chemical Development Group Leader and a Pharmaceutical Sciences Project Team Leader for Pfizer Global R&D. Dr. Rewolinski began her career at Pharmacia & Upjohn as a post-doctoral research scientist. She is a member of the Board of Directors of ATCC (American Type Culture Collection), a private, nonprofit, global biological resource center and standards organization that provides scientists with the biomaterials and resources they need to conduct critical life science research. Dr. Rewolinski earned a Doctorate degree in Organic Chemistry and Bachelor of Science degree in Chemistry, magna cum laude, from Rice University.

The Governance and Nominating Committee concluded that Dr. Rewolinski is well qualified to serve as a Director due, in part, to her significant experience in operational and drug development roles within the pharmaceutical industry. Dr. Rewolinski is an independent director as defined by the rules of the NYSE.

John Kozlowski joined the Company in 2009 and was promoted in 2010 to Corporate Controller. In 2016, Mr. Kozlowski was promoted to Vice President Financial Operations & Corporate Controller. In October 2017, Mr. Kozlowski was promoted to Chief Operating Officer. In April 2018, Mr. Kozlowski was promoted to Chief of Staff and Strategy Officer. Mr. Kozlowski was appointed as the Vice President of Finance and Chief Financial Officer in August 2019. In July 2020, Mr. Kozlowski was also appointed the Principal Accounting Officer. Prior to joining the Company, Mr. Kozlowski served in senior finance and accounting roles for Optium Corporation and Finisar Australia. He earned a Bachelor of Arts degree in finance from James Madison University and a Masters of Business Administration degree from Rider University.

John M. Abt joined the Company in March 2015 as Vice President of Quality and was promoted to Vice President and Chief Quality and Operations Officer in April 2018. In December 2021, Mr. Abt was also appointed Chief IT Officer. Prior to joining the Company, Mr. Abt held senior level positions in both quality and operations and has extensive knowledge in pharmaceutical manufacturing, quality, strategy, business improvement and site transformation. Prior to joining the Company, he most recently served as Teva Pharmaceuticals’ Vice President Global Quality Strategy, overseeing the development and implementation of strategy and associated initiatives for the global quality organization. Before that, he held a number of leadership positions of increasing responsibility in operations, continuous improvement, quality systems and compliance. He earned his Doctorate in Business Administration from Temple University, Masters of Administrative Science in Business Management from Johns Hopkins University and a Bachelor of Science in Biochemistry from Niagara University.

Maureen M. Cavanaugh joined the Company in May 2018 as Senior Vice President and Chief Commercial Operations Officer. Prior to joining the Company, Ms. Cavanaugh spent 11 years at Teva, most recently as Senior Vice President, Chief Commercial Officer, North American Generics. Earlier at Teva, Ms. Cavanaugh served as Senior Vice President and General Manager, U.S. Generics and before that held a variety of positions in sales, marketing and customer operations. Ms. Cavanaugh also previously served as Senior Director of Marketing at PAR Pharmaceuticals, as Director, Product Management and Marketing Research at Sandoz Inc., and held a number of finance, sales and marketing operations positions at Bristol Myers-Squibb. Ms. Cavanaugh earned a Bachelor of Science in Business Administration degree from LaSalle University and a Masters of Business Administration degree from Rider University.

Samuel H. Israel joined the Company in July 2017 as General Counsel and Chief Legal Officer. Prior to joining Lannett, Mr. Israel was a partner with Fox Rothschild LLP, a national, full-service law firm, with 29 offices that provide services in more than 70 practice areas, since 1998. He served as chair of the firm’s Pharmaceutical and Biotechnology Practice and handled a variety of commercial litigation matters. Mr. Israel earned a Bachelor of Science degree in Chemical Engineering from the University of Pennsylvania and a Juris Doctor degree with honors from Rutgers University School of Law.

To the best of the Company’s knowledge, there have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions that are material to the evaluation of the ability or integrity of any director, executive officer, or significant employee during the past ten years.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act (“Section 16”) requires the Company’s directors, executive officers and persons who own more than ten percent of the common stock of the Company, to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of common stock of the Company. Based solely on review of these reports, or written representations from these persons that no other reports were required to be filed with the SEC, the Company believes that all reports for the Company’s directors, executive officers and ten percent shareholders that were required to be filed under Section 16 during the fiscal year ended June 30, 2022 were timely filed.

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

Audit Committee

The Audit Committee has responsibility for overseeing the Company’s financial reporting process on behalf of the Board. In addition, Audit Committee responsibilities include selection of the Company’s independent auditors, conferring with the independent auditors regarding their audit of the Company’s Consolidated Financial Statements, pre-approving and reviewing the independent auditors’ fees and considering whether non-audit services are compatible with maintaining their independence and considering the adequacy of internal financial controls. The Audit Committee operates pursuant to a written charter adopted by the Board, which is available on the Company’s website at www.lannett.com. The charter describes the nature and scope of the Audit Committee’s responsibilities. The members of the Audit Committee are David Drabik, John Chapman, and Melissa Rewolinski. All members of the Audit Committee are independent directors as defined by the rules of the NYSE.

Financial Expert on Audit Committee: The Board has determined that John Chapman, a current Director and Chairman of the Audit Committee, is the Audit Committee financial expert as defined in section 3(a)(58) of the Exchange Act and the related rules of the Commission for the year ended June 30, 2022.

Information Security Experience on Audit Committee: The Audit Committee is responsible for overseeing management’s controls over information security. The Audit Committee meets at least quarterly with the Company’s IT management and performs a review of our cybersecurity controls to ensure routine metrics, monitoring reports, and annual internal and external assessments are included. Additionally, the Audit Committee meets with the Company’s independent auditors regarding their annual audit procedures, which include information security. John Chapman has information security experience. Pursuant to the Audit Committee charter, the Audit Committee is briefed periodically on the status of the Company’s systems and processes to ensure that the Company’s electronic information is not compromised. There have not been any breaches of Company information systems in the last three years and the Company, which maintains a cyber security insurance policy, has not paid any expenses or penalties related to any information breaches.

ESG Committee

The ESG Committee, which was formed in April 2021, is responsible for providing oversight of the Company’s ESG activities. The members of the ESG Committee are Timothy Crew, John Chapman, David Drabik, and Melissa Rewolinski. Timothy Crew currently serves as the Chairman of the ESG Committee.

The Board is ultimately responsible for ESG activities and provides strategic direction based on input from management, the Board’s ESG Committee and outside stakeholders. The ESG Committee’s review of ESG activities may include, but is not limited to:

a)	Environmental impact on air, land, water, ecosystems, and human health that may be created by business activities, with a view toward avoiding or minimizing such impact.
b)	Social matters, including promoting health and safety, creating a diverse workforce, encouraging labor-management relations, protecting human rights in our supply chain and focusing on product integrity, in order to increase morale and reduce turnover and absenteeism.
c)	Governance matters, particularly addressing diversity and inclusion.

Corporate Governance

Other information required in this Item 10 was included in the 2022 Proxy Statement, which was filed with the SEC on December 10, 2021. The sections incorporated by reference in this Item 10 include: “The Role of the Board and Risk Oversight,” “Corporate Governance,” “Board Leadership Structure,” “Communicating with the Board of Directors,” “Board Committees,” and “Executive Sessions of Independent Directors.”

ITEM 11.EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis (“CD&A”) describes our Fiscal 2022 Executive Compensation Program. It provides an overview of the compensation program for the following Named Executive Officers (“NEOs”) and how the Compensation Committee of the Board of Directors (“the Committee”) made its decisions for our 2022 Fiscal Year.

NEO	Title/Role
Timothy C. Crew	Chief Executive Officer (“CEO”)
John Kozlowski	Vice President of Finance, Chief Financial Officer and Principal Accounting Officer
Maureen Cavanaugh	Senior Vice President and Chief Commercial Operations Officer
Samuel H. Israel	Chief Legal Officer and General Counsel
John Abt	Vice President and Chief Quality, IT and Operations Officer

Say on Pay Results in 2022

At our annual stockholders meeting in January 2022, our stockholders approved the “say-on-pay” proposal, with approximately 90% of votes cast in support of our executive compensation program.

Although this vote is non-binding, its outcome, along with stockholder feedback and the competitive business environment, plays an important role in how the Committee makes decisions about the program’s structure. To this end, the Committee periodically conducts reviews of the Executive Compensation Program, monitors industry practices and seeks feedback from some of our largest investors. Based in part on this feedback, the Committee introduced performance shares tied to the Company’s three-year total stockholder returns (“TSR”) relative to companies in the S&P Pharmaceuticals Select Industry Index as part of the long-term incentive program for NEOs in Fiscal 2018 and, has increased the weighting on performance-based long-term incentives over time. In Fiscal 2022, the Committee added additional metrics and increased the performance share weighting to 50% of total target award opportunities, with half tied to three-year relative TSR and half to strategic portfolio goals over the three-year measurement period. The Committee also added a provision for the relative TSR component capping performance share award funding at target if we outperform comparator companies but our absolute TSR is negative. To help manage equity plan share usage, a cash-based long-term incentive (“Cash LTIP”) component was also added to the long-term incentive program for NEOs in Fiscal 2022, with awards tied to absolute stock price performance over the three-year measurement period. The Fiscal 2022 Annual Bonus Plan for NEOs included a new component tied to the internal development of a report outlining the Company’s ESG strategy and practices. It also included a new component tied to various deferred strategic goals relating to product development and regulatory milestones. Our executive compensation program for NEOs continues to place a significant emphasis on performance-based variable pay tied to key strategic objectives. We also maintain stock ownership requirements for executive officers and non-employee Directors, and, in Fiscal 2021, our Board of Directors approved an expanded compensation recovery or “clawback” provision amending all executive officer employment contracts in the event of the need for a restatement of financial statement arising from fraud or misconduct. We believe these actions demonstrate our responsiveness to stockholder feedback and our ongoing commitment to aligning executive pay with performance and long-term value creation.

The following pages of this CD&A highlight performance results since Fiscal 2019 that have had a direct impact on the compensation paid to our NEOs over the same period of time. It looks specifically at the performance measures used in the short- and long-term incentive awards under the Executive Compensation Program that the Committee believes drive stockholder value. It also describes recently approved changes for Fiscal 2023 to further align our Executive Compensation Program with our objectives, near-term and longer-term strategic priorities, and best competitive practice.

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

Executive Summary

Business Highlights

Fiscal 2022 was another year of significant challenges as well as strategic accomplishments that we believe will position the Company for future growth and value creation. Our financial results and new product launches were adversely impacted by ongoing competitive pressures within the generic pharmaceuticals industry, organizational and portfolio restructuring actions, and, to a lesser extent, supply chain and inflationary pressures. We did not achieve budgeted financial goals, with year over year declines in net sales and profitability, which excludes certain impairment charges. As a result of a significant decline in our stock price, we received notice that we are no longer in compliance with the NYSE continued listing requirements. The NYSE has accepted our plan to regain compliance within an 18-month cure period and we plan to maintain regular contact with the exchange during that period. Despite these challenges, we continued to maintain and streamline our operations, rationalize our product portfolio and mix, and provide safe, high quality medications to customers and patients. We continued to successfully execute on our strategy of enhancing our core business, building our R&D pipeline, expanding strategic alliances, and reducing costs. We launched a total of five new products during Fiscal 2022, down considerably from double-digit annual launches in prior years due to market and financial pressures and our focus on advancing our longer-term durable product pipeline. During Fiscal 2022, we also fully implemented a new restructuring plan with expected annual savings of approximately $20 million, which included the sale of our liquid drug manufacturing plant in Carmel, NY and the transfer of key products at that facility to our Seymour, IN facility. Under the restructuring plan, we also discontinued two lower-margin products in our portfolio, which, combined with the above-referenced macroeconomic challenges, adversely impacted near-term net sales but is expected to improve the longer-term profitability of the Company. These activities, combined with prior refinancing and restructuring actions in Fiscal 2021, strengthened our financial flexibility and ability to make ongoing investments in our business and product pipeline. We continue to execute on a number of key strategic initiatives as discussed below. We believe these actions will better position the Company for long-term profitable growth and stockholder value creation.

In addition, we continued to make important advances in product in-licensing and development. As of June 30, 2022, we had more than 100 products available to the market, with additional launches planned in Fiscal 2023 and beyond. We also continue to capitalize on our strategic partnerships, both domestically and internationally. Since January 2018, we acquired or in-licensed over 75 ANDA products and entered into several new strategic alliance agreements which diversified and enhanced our revenue streams. In Fiscal 2020 and 2021, we entered into commercialization agreements with several leading pharmaceutical companies that have the potential to significantly increase our future annual revenues. Included among these is a revised and expanded agreement with our strategic alliance partner, HEC Group, for insulin glargine, an insulin-based product, with significant market potential to treat type 1 and type 2 diabetes, which impacts approximately 34 million Americans, as well as a new agreement for a fast-acting, biosimilar insulin aspart product candidate with significant market potential. We initiated a pivotal clinical trial for our biosimilar insulin glargine candidate in March 2022, which, if successful, could lead to potential FDA approval and product launch in the first half of calendar 2024. We also entered into agreements with Respirent for additional inhalation products and met with the FDA in Fiscal 2022 to discuss requirements for a potential revised ANDA filing later in calendar 2022. We continue to make progress advancing these and other product candidates towards potential commercial launches over the next several years.

As noted above, our financial performance in Fiscal 2022 was adversely impacted by ongoing competitive pressures within the generic pharmaceutical industry and the broader market. Despite these challenges, our executive leadership and other employees made significant progress in executing our strategic plan and positioning the Company for future growth. The impact of these events and developments is reflected in our compensation decisions for Fiscal 2022, consistent with our pay for performance philosophy. For the second consecutive year, salary increases for NEOs were delayed (until October 2021 for Fiscal 2022), with no increase for Mr. Crew. Short-term incentive (annual bonus) payouts to NEOs for Fiscal 2022 were well below target, with no awards earned for components tied to corporate financial goals (representing 60% of total target award opportunities) due to below-threshold performance results, and partial achievement of awards tied to product development and regulatory milestones and certain other strategic objectives. Based on overall performance results, short-term incentive payouts for NEOs for Fiscal 2022 were earned at approximately 25% of total target award opportunities. Additionally, performance shares tied to three-year relative TSR cycles ending in September 2020, July 2021, and July 2022 were forfeited since our TSR results relative to comparator companies in the S&P Pharmaceuticals Select Industry Index were below the threshold level. We believe these actions demonstrate our commitment to aligning executive pay with performance. All outstanding stock options held by our NEOs are currently “underwater” and the value of all other outstanding equity awards are below grant date target values. Based on our interim relative TSR results through June 30, 2022, performance shares granted in Fiscal 2021 and the portion of 2022 grants tied to relative TSR are tracking below threshold levels which, if sustained over the applicable three-year performance periods, would result in no awards being earned by NEOs.

Key financial performance highlights, as reported in accordance with GAAP requirements, are shown below. GAAP-based results for Fiscal 2021 and Fiscal 2022 reflect asset impairments and certain other non-cash and/or non-recurring expenses that are excluded from adjusted profitability metrics. Year over year declines in net sales and negative profitability results reflect continued challenging market conditions within the generic pharmaceuticals industry, and for comparisons vs. Fiscal 2019 results, the non-renewal of the former distribution agreement with Jerome Stevens Pharmaceuticals (JSP), which expired in March 2019 and had significantly contributed to our prior net sales and profitability. See the section of our Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional details and discussion of Company performance.

† Peer Group average pertains to the Fiscal 2022 peer group.

Comparison of Disclosed Versus Realizable CEO Pay for Mr. Crew (Based on Summary Compensation Table)

Compared with values reported in the Summary Compensation Table for Mr. Crew, current realizable values are 73% lower for Fiscal 2021 and 68% lower for Fiscal 2022. Mr. Crew’s reported compensation for Fiscal 2021 includes actual base salary plus STI earned plus grant date accounting values for target equity grants for Fiscal 2021. Fiscal 2022 reported compensation includes actual base salary plus STI earned plus grant date accounting values for target equity grants for Fiscal 2022. Realizable pay reflects current intrinsic values for equity grants based on our stock price as of June 30, 2022, with assumed performance share award funding at 0% of target for the Fiscal 2021 grant and the portion of the Fiscal 2022 grant tied to relative TSR, based on interim relative TSR results from date of grant through June 30, 2022, and at 40% of target level, based on current estimates which are subject to change, for the portion of the Fiscal 2022 grant tied to strategic portfolio goals (to be achieved by the end of the three-year performance period). Disclosed and realizable values for Fiscal 2022 exclude the Cash LTIP component, which is reported in the Grants of Plan-Based Awards table, but will not be reported in the Summary Compensation table until the end of the three-year performance period in Fiscal 2024, to the extent earned.

Fiscal 2022 Executive Compensation Program Changes

As our Company grows, the Committee is committed to the evolution and improvement of our Executive Compensation Program to ensure alignment with our business strategy and stockholder interests, as well as best competitive practices. The Committee made the following adjustments to the program’s core compensation elements for 2022:

What’s Changed	How It’s Changed	Explanation
Short-Term Incentives (“Annual Bonus”)
●
Reduced the weighting on Adjusted Operating Income from 30% to 20% and eliminated the individual performance component.
●
Added an ESG metric to the strategic objectives component.
●
Added a new deferred strategic objectives component tied to 4 product development / regulatory milestones, each weighted 5%, payable upon attainment.

Revised performance metrics place increased emphasis on strategic objectives, especially as relates to key product development / regulatory milestones and ESG initiatives, while the majority of target award opportunities continue to be tied to financial performance. The deferred strategic objectives component also provides additional flexibility in terms of payout timing, recognizing that certain milestones may be achieved more quickly than others. No changes were made to target award opportunities expressed as percentages of base salary.

Long-Term Incentives
●
Revised target value mix for NEOs to 50% performance shares, 30% time-based restricted stock, and 20% Cash LTIP (in lieu of stock options) with value tied to changes in stock price over a three-year performance period.
●
Added strategic portfolio metrics for performance shares, with a 50% weighting, with the other half tied to three-year relative TSR vs. same comparator group as for prior grants.
●
Added provision for relative TSR performance shares capping award funding at target if the Company outperforms comparators but three-year absolute TSR is negative.

Revised mix increases the emphasis on at-risk compensation, consistent with our pay for performance philosophy. Newly-added strategic portfolio metrics align with our strategic priority to advance the development of our durable product pipeline as well as other product candidates. Replacing stock options with a Cash LTIP component helps manage equity plan share usage. Capping relative TSR performance shares at target if we outperform comparators but absolute TSR is negative aligns with best governance practices and shareholder advisory group preferences. The revised mix for Fiscal 2022 grants continues to tie a majority of award opportunities to multi-year performance and/or stock price appreciation. For grants made in July 2021, no changes were made to target award opportunities, expressed as percentages of base salary.

Our Commitment to Sound Corporate Governance

In order to align our executive compensation program with long-term stockholder interests, we have adopted a variety of sound corporate governance practices, as illustrated in the following table:

What We Do	What We Don’t Do
• Emphasize variable incentives to align pay with performance	• Provide multi-year pay guarantees within employment agreements
• Tie incentive compensation to multiple performance metrics that reinforce key business objectives	• Allow stock option repricing without stockholder approval
• Place primary emphasis on equity compensation to align executive and stockholder interests	• Permit stock hedging or pledging activities
• Use stock ownership guidelines for executive officers and non-employee directors	• Provide uncapped incentive and performance share awards
• Maintain a clawback policy allowing for the recoupment of excess compensation in the event of a material financial restatement and fraud or misconduct	• Pay tax gross-ups on any awards
• Engage an independent compensation consultant to advise the Compensation Committee	• Provide excessive executive perquisites

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

Overview of the Executive Compensation Program

Our Philosophy

A fundamental objective of our Executive Compensation Program is to focus our executives on creating long-term stockholder value — all aspects of our program are rooted in this goal and designed around the following guiding principles:

●	Pay for performance: A significant portion of compensation should be variable and directly linked to corporate and individual performance goals and results.
●	Competitiveness: Compensation should be sufficiently competitive to attract, motivate and retain an executive team fully capable of driving exceptional performance.
●	Alignment: The interests of executives should be aligned with those of our stockholders through equity-based compensation and performance measures that help to drive stockholder value over the long term.

To support these guiding principles, our program includes the following compensation elements:

Pay Element	Form	Purpose
Base Salary	Cash (Fixed)	Provides a competitive level of compensation that reflects position responsibilities, strategic importance of the position and individual experience.
Short-Term Incentives (Annual Bonus)	Cash (Variable)	Provides a cash-based award that recognizes the achievement of corporate goals in support of the annual business plan, as well as near-term and longer-term strategic priorities.
Long-Term Incentives	Equity and Cash (Variable)	Provides incentives for management to execute on financial and strategic goals that drive long-term stockholder value creation and support the Company’s retention strategy.

Target Compensation Mix

The charts below show that most of our NEO’s target compensation for Fiscal 2022 is variable (82% for our CEO and an average of 70% for our other current NEOs). Variable pay includes the target value of short-term cash incentives (“STI”), performance shares, Cash LTIP, and restricted stock.

Based upon Fiscal 2022 compensation as reported in the Summary Compensation Table on page 85 of this 10-K plus pro-forma realizable values for Cash LTIP as of June 30, 2022, variable pay represents approximately 78% of total pay for our CEO and 63% of average total pay for our other current NEOs. The Cash LTIP is not included in the Summary Compensation table; however, it is included in the variable pay below for comparative purposes versus the target pay mix. This mix reflects below-target short-term incentives earned at an average of 25% of target award levels in Fiscal 2022 under the Annual Bonus Plan (shown as STI), below-target Cash LTIP (tracking at approximately 12% of target based on our closing stock price at June 30, 2022), and the grant date accounting fair value of target performance share and restricted stock grants in Fiscal 2022.

How Compensation Decisions Are Made

●	The Role of the Compensation Committee. The Committee, composed entirely of independent Directors, is responsible for making executive compensation decisions for the NEOs. The Committee works closely with its independent compensation consultants, including Pearl Meyer & Partners (“Pearl Meyer”) and, as it relates to the Fiscal 2023 NEO compensation program design, Willis Towers Watson (“WTW”), and management to examine pay and performance matters throughout the year. The Committee’s charter, which sets out its objectives and responsibilities, can be found at our website at www.lannett.com under the “Investors” section.

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

In making its determinations, the Committee considers market data and advice from its independent compensation consultants, as well as budgets, reports, performance assessments and other information provided by management. It also considers other factors, such as the experience, skill sets, and contributions of each NEO towards our overall success. However, the Committee is ultimately responsible for all compensation-related decisions for the NEOs and may exercise its own business judgment when evaluating performance results and making compensation decisions.

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

In Fiscal 2021, Pearl Meyer was retained by the Committee, as its independent consultant, to review the competitiveness of the Executive Compensation Program. Pearl Meyer provided the Committee with compensation data with respect to similarly sized biopharmaceutical and life sciences companies and consulted with the Committee about a variety of issues related to competitive compensation practices and incentive plan designs. Pearl Meyer was also retained by the Committee in Fiscal 2022 to provide ongoing advice relating to the Fiscal 2022 Executive Compensation Program. During Fiscal 2022, WTW was retained by the Committee to review NEO pay competitiveness and to assist in the design of the Fiscal 2023 Executive Compensation Program. Pearl Meyer was not involved in the design of the Fiscal 2023 Executive Compensation Program. The Committee assessed the independence of Pearl Meyer and WTW pursuant to the SEC rules and concluded that no conflict of interest exists that would prevent Pearl Meyer and WTW from independently advising the Committee.

Peer Group & Benchmarking

The Committee evaluates industry-specific and general market compensation practices and trends to ensure the Executive Compensation Program is appropriately competitive. When making decisions about the program for Fiscal 2022, the Committee considered publicly available data, as well as a market study conducted by Pearl Meyer in May 2021. The Pearl Meyer study developed market values using a blend of peer group proxy pay data for the companies shown below as well as published survey data for the broader life sciences industry. Using this information, the Committee compared our program to the compensation practices of other companies which the Committee believes are comparable to the Company in terms of size, scope and business complexity (the “peer group”). As shown below, the Company ranked near the 50th percentile (and in the upper half when the study was conducted in Fiscal 2021) in terms of employee headcount and net sales and below the 25th percentile for enterprise value as of fiscal year end.

		Enterprise	Fiscal Year	Fiscal
	Fiscal Year	Value	End Operating	Year End	Cumulative	Cumulative	Cumulative
	End # of	6/30/2022	Income	Sales	1 YR TSR	3 YR TSR	5 YR TSR
Company Name	Employees	($mm)	($mm)	($mm)	6/30/2022	6/30/2022	6/30/2022
Acorda Therapeutics, Inc.	118	$175	$(71)	$129	(90.1)%	(99.0)%	(99.7)%
Amneal Pharmaceuticals, Inc.	7,000	$3,181	$217	$2,094	(37.9)%	(55.6)%	(80.6)%
Amphastar Pharmaceuticals, Inc.	1,761	$1,517	$72	$438	72.6%	64.8%	128.0%
ANI Pharmaceuticals, Inc.	601	$678	$(13)	$216	(15.3)%	(63.9)%	(55.6)%
Assertio Therapeutics, Inc.	19	$139	$20	$112	89.1%	(78.6)%	(88.9)%
Coherus BioSciences, Inc.	332	$677	$(264)	$327	(47.7)%	(67.2)%	(48.3)%
Prestige Consumer Healthcare Inc.	535	$4,329	$335	$1,087	12.9%	85.6%	53.2%
Supernus Pharmaceuticals, Inc.	575	$1,525	$107	$580	(6.1)%	(12.6)%	(51.7)%
United Therapeutics Corporation	965	$7,884	$687	$1,686	31.3%	201.9%	108.3%
Lannett Company, Inc.	564	$541	$(174)	$341	(87.6)%	(90.4)%	(95.7)%
Percentile Rank	44%	22%	11%	44%	11%	11%	11%

The Committee uses external market data as a reference point to ensure the Company’s executive compensation program is sufficiently competitive to attract, retain, and motivate highly experienced and talented NEOs. The Committee generally seeks to position target total direct compensation for NEOs at or near 50th percentile market values for comparable positions but does not utilize a purely formulaic benchmarking approach. Based on the May 2021 Pearl Meyer study, target total direct compensation, including the sum of base salary plus target short-term and long-term incentives, was within the competitive range (defined as +/- 15%) of 50th percentile market values for all NEOs other than Mr. Abt, who was above the range, and equal to 97% of the 50th percentile in the aggregate. Actual total direct compensation, which included Fiscal 2021 annualized base salaries and short-term incentives earned well-below target, and grant date values for Fiscal 2021 equity grants (with performance shares valued at target based on the grant date closing price), was below a competitive range of 50th percentile market values for Ms. Cavanaugh and Messrs. Kozlowski and Israel, within a competitive range and below the 50th percentile for Mr. Crew, and above the range for Mr. Abt, and equal to 87% of the 50th percentile in the aggregate. As previously noted, when evaluating our executive compensation program, the Committee considers a variety of other factors in addition to external market data, such as Company and individual performance, and each NEO’s qualifications, skill sets, and past and expected future contributions towards our success.

2022 Executive Compensation Program Decisions

Base Salary

We attribute much of our success to our highly experienced executive management team, and the strength of their leadership has been clearly demonstrated by our exceptional long-term performance results and strategic accomplishments. In order to remain competitive among our industry peers, the Committee believes it should set compensation at market-competitive levels that reflect the executive’s experience, role and responsibilities. Based on Pearl Meyer’s 2021 study, Fiscal 2021 salaries were below 50th percentile market values for three of our five NEOs and within a competitive range (+/- 10%) of the 50th percentile for all incumbents other than Mr. Kozlowski, who was slightly below the range. The Committee approved a market adjustment equal to 10% of base salary for Mr. Kozlowski, to position him closer to the 50th percentile, and merit increases equal to 3% of base salary for all of our other NEOs for Fiscal 2022 except for Mr. Crew, who did not receive an increase. Mr. Abt also received an additional salary adjustment of 13% to align him more closely with other NEOs and recognize his role in leading certain restructuring activities. Due to ongoing challenging market conditions within the generic pharmaceuticals sector, the effective date of salary increases was delayed to October 2021 for all incumbents (excluding Mr. Crew who as noted above did not receive an increase), with no retroactive adjustments provided. The following table summarizes annualized salaries for Fiscal 2021 and 2022 for our NEOs. Annualized salaries differ from actual values received as reported in the Summary Compensation Table due to the timing of effective dates.

NEO	2021 Base Salary	2022 Base Salary	% Change
Timothy C. Crew	$772,500	$772,500	—%
John Kozlowski	$410,000	$451,000	10%
Maureen Cavanaugh	$451,140	$464,670	3%
Samuel H. Israel	$424,360	$437,090	3%
John Abt	$365,135	$425,000	16%

Short-Term Incentives (Annual Bonus)

The Company’s NEOs participate in an annual bonus program, which is designed to reinforce the annual business plan and budgeted goals and to recognize yearly performance achievements focused primarily on financial and operating results as well as various key strategic objectives. Actual payouts can range from 0% (below threshold) to 200% (superior performance) of target awards for metrics (other than a newly-added deferred strategic goals component where awards are capped at the target level and payable upon achievement) and are paid in cash. The Committee sets each NEO’s threshold, target and superior bonus opportunity as a percentage of base salary, as follows:

	Metrics Excluding Deferred Strategic Goals			Deferred Strategic Goals	Total Combined Bonus Opportunity
	(80% Weighting)			(20% Weighting)	as a % of Salary
	Threshold	Target	Superior	Target/Superior	Threshold	Target	Superior
NEO	(50% of Target)	(100% of Target)	(200% of Target)	(100% of Target)	(40% of Target)	(100% of Target)	(180% of Target)
Timothy C. Crew	40%	80%	160%	20%	40%	100%	180%
All Other NEOs	24%	48%	96%	12%	24%	60%	108%

Expressed as percentages of salary, Fiscal 2022 target total award opportunities were the same as those established in Fiscal 2021 for all NEOs, while combined threshold award funding was reduced to 40% of target and combined superior (maximum) award funding was reduced to 180% of target (vs. 50% at threshold and 200% at superior in Fiscal 2021).

Performance metrics and weightings for the Fiscal 2022 annual bonus plan are shown in the following table:

Performance Metric	Weighting (out of 100%)
Adjusted Operating Income	20%
Adjusted Earnings Per Share (“EPS”)	20%
Net Sales	20%
Strategic Objectives (for Fiscal 2022)	20%
Deferred Strategic Goals	20%
●	Corporate Financial Goals: 60% of the total target award opportunity is tied to operating results versus targets established by the Committee to promote a focus on Company-wide profitable growth and collaboration. Fiscal 2022 performance metrics and weightings for corporate financial goals were identical to those established in Fiscal 2021 except that the weighting for Adjusted Operating Income was reduced to 20% (from 30% in Fiscal 2021) to allow for an increased emphasis on various strategic objectives.

Adjusted Operating Income and Adjusted EPS are defined as GAAP Operating Income and diluted EPS, respectively, excluding bonus and stock-based compensation expense, as further adjusted for certain unusual or non-recurring items.

●	Strategic Objectives for Fiscal 2022: 20% of the total target award opportunity is based on the achievement of pre-established quantitative and qualitative goals to reinforce key strategic objectives. For Fiscal 2022, the strategic objectives component includes metrics relating to cost reduction goals (weighted 10% of total target award opportunities), Cash Flow from Operations as a percentage of Adjusted EBITDA goals (weighted 5%), and ESG goals tied to the internal development of a report outlining our ESG strategy and practices (weighted 5%). For competitive harm reasons, the Company does not disclose specific details on performance goals for strategic objectives.
●	Deferred Strategic Objectives: 20% of the total target award opportunity is based on four product development and regulatory goals relating to the Company’s strategic portfolio. Each goal is separately measured, represents 5% of total target award opportunities, and is payable upon attainment to the extent achieved prior to the end of Fiscal 2024. Goals are measured on a “pass / fail” basis, with award funding capped at the target level. For competitive harm reasons, the Company does not disclose specific details on strategic portfolio performance goals.

2022 Short-Term Incentives (Annual Bonus): Results and Payouts

●	Corporate Financial Results (Collectively Weighted 60% of Total Target Award) Fiscal 2022 Target goals were set above our 2022 internal budget for all three metrics, below Fiscal 2021 actual levels for Adjusted Operating Income and Adjusted EPS, and above Fiscal 2021 actual results for Net Sales, reflecting anticipated continued challenging market conditions within the generic pharmaceuticals sector. The Committee viewed the Fiscal 2022 performance hurdles as very challenging in light of then-current internal forecasts and industry and economic conditions, including the ongoing COVID-19 pandemic. The Committee established Threshold performance hurdles at 85% of Target goals and Superior hurdles at 120% of Target to account for stretch goals, challenging market conditions, and to align more closely with our historical performance range spreads. Fiscal 2022 financial performance goals and actual results are shown in the following table:

	Weighting	Performance Goals
Performance Metric	(Out of 60%)	Threshold	Target	Superior	Actual
Adjusted Operating Income ($ millions)	20%	$29.8	$35.0	$42.0	$(15.5)
Adjusted EPS	20%	$(0.38)	$(0.32)	$(0.26)	$(1.27)
Net Sales ($ millions)	20%	$425.0	$500.0	$600.0	$340.6

Actual Fiscal 2022 performance results were below the Threshold goal level for all three Corporate financial metrics, impacted by even more challenging market conditions within the generic pharmaceuticals sector than originally anticipated, use of stretch goals, inflationary and supply chain pressures, and the ongoing COVID-19 pandemic. Actual Adjusted Operating Loss for Fiscal 2022 excluded pre-tax items totaling approximately $160.8 million, including restructuring expenses, impairments, and other unusual or non-recurring items. Actual Adjusted EPS excluded the same $160.8 million in pre-tax items plus $5.5 million primarily related to non-cash interest expense as well as the related tax effects for all of these items. For Fiscal 2022, the Net Sales result was the same as the GAAP-reported value, with no adjustments applied.

●	Strategic Objectives for Fiscal 2022 (Collectively Weighted 20% of Total Target Award) For Fiscal 2022, the strategic objectives component included operational efficiency / cost reduction goals (representing 10% of total target award opportunities), Cash Flow from Operations goals (representing 5% of total target award opportunities), and goals tied to the internal development of a report outlining our ESG strategy and practices (weighted 5% of total target award opportunities). For Fiscal 2022, we achieved the Target level for the operational efficiency component based on the successful implementation of the restructuring program. The Committee determined that the Company achieved the Target level for the ESG component, based on the internal development of a report outlining a formal ESG strategy during Fiscal 2022. We did not achieve the threshold performance level for the Cash Flow from Operations metric, resulting in no award funding for this component. Based on these results, NEOs earned target payouts for two of the three metrics within the strategic objectives component, collectively equal to 15% of total target award opportunities.
●	Deferred Strategic Goals (Collectively Weighted 20% of Total Target Award) During Fiscal 2022, we achieved two of the four strategic portfolio goals, including ANDA filings for several internal product candidates and an Investigational New Drug (IND) submission for one of our insulin-based product candidates. Each of the four goals represent 5% of total target award opportunities. As a result, each NEO received payouts equal to 10% of total target awards for this component. The other two remaining strategic portfolio goals will be payable upon achievement if they are met prior to the end of Fiscal 2024.

Total Annual Bonus

Based on our Fiscal 2022 performance results, calculated award funding levels were equal to approximately 25% of target for all NEOs. In evaluating these results, the Committee chose to not apply any discretion to calculated performance outcomes and award funding levels. Total Fiscal 2022 payouts for NEOs are summarized in the following table:

	Corporate Financial	Fiscal 2022 Strategic	Deferred Strategic	Total Actual Bonus for
Current NEO	Component	Objectives Component	Goals Component	Fiscal 2022
Timothy C. Crew	$—	$115,103	$77,250	$192,353
John Kozlowski	$—	$40,319	$27,060	$67,379
Maureen Cavanaugh	$—	$41,542	$27,880	$69,422
Samuel H. Israel	$—	$39,076	$26,225	$65,301
John Abt	$—	$37,995	$25,500	$63,495

Long-Term Incentives

NEOs participate in a performance-based long-term incentive program. Target award opportunities, expressed as percentages of base salary, for Fiscal 2022 grants are summarized in the following table:

NEO	Target Award as % of Base Salary
Timothy C. Crew	350%
John Kozlowski	175%
Maureen Cavanaugh	175%
Samuel H. Israel	175%
John Abt	175%

The target value mix for our NEOs in Fiscal 2022 is summarized below:

Beginning in Fiscal 2021, all equity grants are made at target levels, to align more closely with market practice, provide for more consistent and predictable awards, and further enhance retention. For grants made in Fiscal 2022, the Committee chose to increase the weighting on the performance share component to 50% (vs. 35% in Fiscal 2021) of total target award opportunities, add Cash LTIP awards in lieu of stock options with a 20% weighting, and reduce the weighting on service-based restricted shares to 30% (vs. 45% in Fiscal 2021). Grants occur during the first quarter of each Fiscal Year, with restricted stock tied to continued service over the applicable vesting period, Cash LTIP values tied to changes in stock price over a three-year measurement period, and half of performance shares tied to three-year relative TSR vs. comparator companies and half to strategic portfolio product development / regulatory goals over a three-year measurement period.

Target Long-Term Incentive Grants Made in Fiscal 2022

For Fiscal 2022 grants, the Committee approved a target value mix equal to 50% for performance shares, 30% for service-based restricted shares, and 20% for Cash LTIP awards. The Committee approved the following performance share, restricted stock, and cash LTIP target grants, effective as of July 27, 2021:

	Target Long-Term Incentive Grants
NEO	# of Performance Shares	# of Restricted Shares	Cash LTIP $ Value
Timothy C. Crew	287,633	172,580	$540,750
John Kozlowski	76,330	45,798	$143,500
Maureen Cavanaugh	83,989	50,393	$157,899
Samuel H. Israel	79,003	47,402	$148,526
John Abt	58,266	34,960	$127,797

Due to the delayed implementation of Fiscal 2022 salary increases to October 1, 2020 for all NEOs other than Mr. Crew, who did not receive an increase, long-term incentive grant levels were based on target award opportunities and Fiscal 2021 base salaries.

Restricted stock granted in Fiscal 2022 vests in three equal annual increments, beginning on the first anniversary of grant.

Target performance share grant levels were determined by dividing target award values by a closing stock price of $4.70 per share on the date grant levels were approved by the Compensation Committee, consistent with the approach used to determine restricted stock grants. For accounting expense recognition and disclosure purposes, Fiscal 2022 performance shares tied to three-year relative TSR were valued at $7.47 per share, based on a Monte Carlo binomial modeling valuation tool, as discussed in Note 14 “Share-based Compensation” of our Consolidated Financial Statements. Award vesting for these performance shares will be based on the Company’s TSR relative to companies in the S&P Pharmaceuticals Index for the three-year period ending June 30, 2024, as illustrated below, with no awards earned for below-Threshold results and maximum awards of up to 200% of target grants for Superior performance. To further align with best practice and shareholder interests, for relative TSR performance shares granted in Fiscal 2022, any earned awards will be capped at target share grant levels if our performance exceeds the comparator group 50th percentile but our three-year absolute TSR is negative.

Lannett Three-Year Relative TSR vs. S&P	Percentage of Target Grant
Pharmaceuticals Select Index	Earned
Below 40th Percentile	—%
40th Percentile	50%
50th Percentile	100%
80th Percentile or Higher	200%

The other half of performance shares granted in Fiscal 2022 are tied to five product development / regulatory goals for our strategic portfolio for the three-year period ending June 30, 2024, with each goal separately measured and representing 5% of total target long-term incentive award opportunities. Each goal has pre-established, quantitative Threshold, Target, and Superior performance hurdles, with no awards earned for below-Threshold results and maximum awards of up to 200% of target grants for Superior performance. For competitive harm reasons, the Company does not disclose specific details on strategic portfolio performance goals. The Compensation Committee believes the performance hurdles are challenging, with a realistic probability of attainment, and closely aligned with key strategic objectives in support of long-term value creation. For accounting expense recognition and disclosure purposes, performance shares tied to strategic portfolio goals were valued using the grant date closing price of $4.61 per share.

Cash LTIP grants are denominated in and payable in cash, with payouts tied to continued service over the three-year vesting period as well as changes in the Company’s stock price. For example, if our stock price increases by 25% over the three-year period, payouts would equal 125% of target values, while a 25% reduction in stock price would result in payouts equal to 75% of target. The Cash LTIP component was introduced to help manage equity plan dilution and share usage, enhance retention and to tie a portion of long-term incentives to multi-year changes in absolute stock price to further promote alignment with shareholder interests.

Compensation Recoupment (Clawback) Policy for Executive Officers

In early Fiscal 2021, our Board of Directors approved an expanded compensation recovery or “clawback” provision that will be incorporated into all executive officer employment contracts. Under the revised contracts, if the Company is required to issue a material financial restatement as a result of fraud or other misconduct, the Board may, in its discretion, seek to recoup any excess performance-based short-term or long-term incentive compensation awarded during the three-year period following the originally filed financial statement(s). The recoupment provision applies to any executive officer who is found to have participated in or knew or should have known about such fraud or misconduct and took no action to prevent it. In determining the amount of any excess performance-based incentives, the Board will compare the award received based on the original financial statement(s) against the amount that would have been earned based on the restated financial results. Prior to this new policy, the Company maintained a clawback policy under the Sarbanes-Oxley Act, with incentive awards for the CEO and CFO subject to recoupment in the event of a material financial restatement triggered by fraud or misconduct. Additionally, any employee who violates the provisions of the Company’s Code of Business Conduct and Ethics is subject to disciplinary penalties that may include termination of employment. The Committee intends to comply with any regulatory requirements pertaining to clawback provisions under the Dodd-Frank Act once rules are finalized by the SEC and NYSE.

Other Policies, Programs and Guidelines

NEOs, like all other employees, have retirement programs and other benefits as part of their overall compensation package. The Committee believes that these programs and benefits support our compensation philosophy, part of which is to provide compensation that is sufficiently competitive to attract, motivate and retain an executive team fully capable of driving exceptional performance. The Committee periodically reviews these programs to validate that they are reasonable and consistent with market practice. Attributed costs of the personal benefits available to the NEOs are included in column (h) of the Summary Compensation Table on page 85.

●	Retirement Benefits. Each of our NEOs is eligible to participate in a 401(k) plan that is available to all employees. Through December 2020, the Company provided matching contributions on a $0.50 basis up to 8% of the contributing employee’s base salary, subject to limitations of the 401(k) plan and applicable law. Beginning January 1, 2021, the Company reduced the portion of base salary eligible for the matching contribution from 8% to 4% of the contributing employee’s base salary, subject to limitations of the 401(k) plan and applicable law.
●	Other Benefits. Our NEOs are eligible to participate in the same health benefits available to all other employees. Lannett provides life insurance for NEOs which would, in the event of death, pay up to $187,500 to designated beneficiaries. Premiums paid for coverage above $50,000 are treated as imputed income. Lannett also provides short- and long-term disability insurance which would, in the event of disability, pay the NEO 100% of his base salary up to the plan limits of $10,000 per week for short-term disability and $15,000 per month for long-term disability. The NEOs are also provided with car allowances.

●	Post-Termination Pay. The Committee believes that reasonable severance and change-in-control benefits are necessary in order to recruit and retain qualified senior executives and are generally required by the competitive recruiting environment within our industry and the marketplace in general. These severance benefits reflect the fact that it may be difficult for our NEOs to find comparable employment within a short period of time and are designed to alleviate concerns about the loss of his or her position without cause. The Committee also believes that a change-in-control arrangement will provide security that will likely reduce the reluctance of an NEO to pursue a change in control transaction that could be in the best interest of our stockholders. Lannett’s severance plan is designed to pay severance benefits to a NEO for a qualifying separation. For the CEO, the severance plan provides for payment of three times base salary, plus a pro-rated annual cash bonus for the current year calculated as if all targets and goals are achieved. For the other NEOs, the severance plan currently provides for a payment of 18-months of base salary, plus a pro-rated annual cash bonus for the current year calculated as if all targets and goals are achieved for qualifying termination of employment scenarios not associated with a change in control. For qualifying termination of employment scenarios within 24 months following a change in control (as defined in the agreements), the severance payment would equal two times base salary for NEOs other than the CEO (whose severance payment would remain at three times base salary). Employment agreements with NEOs do not have any tax gross-up provisions and only provide for severance benefits upon a qualifying termination of employment by the Company without “Cause” (as defined in the agreements) or a voluntary resignation for “Good Reason” (as defined in the agreements). They also include non-compete, non-solicitation, and other restrictive covenants for designated time frames.
●	Tax and Accounting Implications. Section 162(m) of the Internal Revenue Code of 1986, as amended, precludes the deductibility of an NEO’s compensation that exceeds $1,000,000 per year. The Tax Cuts and Jobs Act, which became effective as of January 1, 2018, modified Section 162(m) provisions, including the elimination of the “performance-based exception” that previously allowed certain performance-based compensation meeting specific requirements to qualify for full tax deductibility by the Company. The changes to Section 162(m) do not apply to certain compensation paid pursuant to a binding written contract that was in effect as of November 2, 2017. As a result of the tax law changes, compensation paid to designated “covered executives”, including current and former NEOs, in excess of $1,000,000 per individual will generally not be deductible, whether or not it is performance-based. Although the Committee has historically attempted to structure executive compensation to preserve deductibility, it also reserves the right to provide compensation that may not be fully deductible, in order to maintain flexibility in compensating NEOs in a manner consistent with our compensation philosophy, as deemed appropriate. The Committee believes that stockholder interests are best served by not restricting the Committee’s discretion in this regard, even though such compensation may result in non-deductible compensation expenses to the Company.
●	Non-Qualified Deferred Compensation Plan. Effective July 1, 2019, the Company established a non-qualified deferred compensation plan that allows NEOs and a select group of other senior management and highly compensated employees to elect to defer up to 50% of base salary and up to 100% of annual bonuses. Deferral elections must be made prior to the start of each calendar plan year, with participants selecting among a variety of investment alternatives. The Committee has the discretion to periodically authorize company contributions but is under no obligation to do so, and any such company contributions may be subject to vesting requirements. Participant compensation deferrals are immediately vested and will be credited to individual participant accounts, along with any company contributions (if applicable) and any investment returns. Distribution of the participant’s accounts is triggered by the occurrence of the applicable event (i.e., separation from service, retirement, death, disability, a Change in Control, or pre-determined in-service distributions that are no earlier than three years after the year in which deferrals were made) under the terms of the plan, but the date on which payment is actually processed will be subject to timing requirements associated with Section 409A of the Internal Revenue Code (“409A”). The plan is unfunded and payouts will generally be made in one cash lump sum; however, subject to the 409A restrictions on initial and subsequent form of payment elections, participants will also be eligible to elect to receive payments in annual installments of up to five years for in-service distributions and up to ten years following retirement.

Looking Ahead: Executive Compensation Program Changes for Fiscal 2023

For Fiscal 2023, the Compensation Committee and Board recognized the importance of balancing the retention of employees, including our NEOs, with our desire to maintain a performance-based compensation program. In line with this objective, the Committee approved base salary increases to all NEOs, adjustments in the target long-term incentive values for our NEOs and modified the long-term incentive and short-term incentive designs as detailed below. The Fiscal 2023 design is intended to reinforce current strategic priorities, taking into consideration ongoing volatile and challenging market conditions, and retention concerns.

●	Base Salaries. The Committee approved the following base salary adjustments for our NEOs, which reflect full-year annualized salaries and are effective beginning in the first quarter of Fiscal 2023.

NEO	2022 Base Salary	2023 Base Salary	% Change
Timothy C. Crew	$772,500	$795,675	3.0%
John Kozlowski	$451,000	$464,530	3.0%
Maureen Cavanaugh	$464,670	$478,615	3.0%
Samuel H. Israel	$437,090	$450,204	3.0%
John Abt	$425,000	$437,750	3.0%
●	Long-Term Incentives. The Committee and Board approved increases in the target long-term incentive awards for our NEOs based on the market compensation analysis completed by WTW. These increases were approved in order to align the target long-term incentive values and total direct compensation of our NEOs more closely with the 50th percentile of the competitive market. The following table details the approved Fiscal 2023 target long-term incentive opportunity for each of our NEOs.

	FY2022 Target LTI	FY2023 Target LTI
NEO	% of Salary	% of Salary
Timothy C. Crew	350%	450%
John Kozlowski	175%	195%
Maureen Cavanaugh	175%	195%
Samuel H. Israel	175%	195%
John Abt	175%	195%

The target award value mix in Fiscal 2022 was 50% performance shares, 30% restricted stock, and 20% provided in the form of a cash-based incentive where the value varies based on changes in our stock price over the three-year period ending June 30, 2024. Given the importance of retaining our NEOs, and the potential dilution associated with granting equity incentives, the Committee approved the granting of 50% of the target long-term incentive for Fiscal 2023 (calculated based on the NEO’s Fiscal 2022 salary) in the form of a cash-based retention award, to be paid in September 2022. These retention awards are subject to a 36-month service-based clawback. The clawback on one-third of the retention awards will expire annually based on continued service.

The following table details the cash retention award approved for each of our NEOs.

FY2023 Retention Award
NEO	% of Salary
Timothy C. Crew	225.0%
John Kozlowski	97.5%
Maureen Cavanaugh	97.5%
Samuel H. Israel	97.5%
John Abt	97.5%

The remaining 50% of the NEOs’ target long-term incentive will be re-allocated to our performance-based Fiscal 2023 short-term incentive plan to further reinforce the critical importance of managing/enhancing near-term liquidity and operational excellence during a time of limited visibility and challenging market conditions.

●	Short-Term Incentives. Under our Fiscal 2023 short-term incentive plan, the performance-based target incentive opportunities, expressed as a percentage of base salary, have been increased to include 50% of each NEO’s approved target long-term incentive. The table below details the approved target incentive opportunities under the Fiscal 2023 short-term incentive plan. Actual payouts under the approved plan can range from 0% (below threshold) to 200% (superior performance) of the target awards.

	FY2022 Target STI	FY2023 Target STI
NEO	% of Salary	% of Salary
Timothy C. Crew	100.0%	325.0%
John Kozlowski	60.0%	157.5%
Maureen Cavanaugh	60.0%	157.5%
Samuel H. Israel	60.0%	157.5%
John Abt	60.0%	157.5%

Given the importance of achieving short-term results, performance under the Fiscal 2023 short-term incentive plan will be measured quarterly based on our achievement of financial goals and product development-related milestones. The specific plan metrics and weightings are shown in the following table.

Performance Metric	Weighting
Incremental Adjusted EBITDA	50%
Incremental Cash Flow	35%
Product Development-Related Milestones	15%

Short-term incentives will only be paid to the extent that the Company is on target to meet the performance metrics and milestones. Fifty percent of any incentive earned based on quarterly performance will be paid six weeks following the close of the quarter and will be capped at the Target amount. The remaining balance of any earned incentive will be paid after the end of the fiscal year based on, and subject to, a cumulative, full-year performance adjustment.

The Committee and Board believes the changes to the NEO compensation program for Fiscal 2023 strike an appropriate balance between the need to retain our experienced executives to address the industry challenges we face and provides meaningful performance-based incentives to achieve our critical short-term financial and product development-related objectives during Fiscal 2023.

REPORT OF THE COMPENSATION COMMITTEE

The Compensation Committee has reviewed, discussed and approved the CD&A as set forth above with management. Taking this review and discussion into account, the undersigned Committee members recommend to the Board of Directors that the CD&A be included in the annual report on Form 10-K.

David Drabik, Chairman
John C. Chapman

Melissa Rewolinski

COMPENSATION OF EXECUTIVE OFFICERS

Overview

The tables and narratives set forth below provide specified information concerning the compensation of our Named Executive Officers (NEOs) for the fiscal year ended June 30, 2022.

Summary Compensation Table

This table summarizes all compensation paid to or earned by our Fiscal 2022 NEOs for the years indicated to the extent they were serving as NEOs.

						Non-equity
	Fiscal			Restricted		incentive plan	All Other
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Options Awards	compensation	Compensation	Total
(a)	(b)	(c)	(d)	(e)	(f)	(g) (1)	(h)	(i)
Timothy Crew	2022	$772,500	$—	$2,532,899	$—	$192,353	$34,620	$3,532,372
Chief Executive Officer	2021	760,385	—	2,676,916	558,264	231,750	36,573	4,263,888
	2020	748,269	735,000	1,605,283	840,603	619,390	27,768	4,576,313

John Kozlowski (2)	2022	$439,962	$—	$672,162	$—	$67,379	$30,134	$1,209,637
Vice President of Finance, Chief Financial	2021	409,327	—	714,128	143,287	98,400	24,117	1,389,259
Officer and Principal Accounting Officer	2020	378,077	325,000	354,878	185,840	188,096	35,582	1,467,473

Maureen Cavanaugh	2022	$461,030	$—	$739,607	$—	$69,422	$20,816	$1,290,875
Senior VP and Chief Commercial	2021	444,065	—	781,659	163,012	108,274	18,937	1,515,947
Operations Officer	2020	436,500	425,000	534,926	277,144	217,034	25,206	1,915,810

Samuel Israel	2022	$433,663	$—	$695,700	$—	$65,301	$27,187	$1,221,851
Chief Legal Officer and	2021	417,705	—	735,259	153,339	76,385	27,856	1,410,544
General Counsel	2020	410,616	400,000	503,548	260,863	228,871	24,896	1,828,794

John Abt (3)	2022	$408,883	—	$513,092	$—	$63,495	$19,150	$1,004,620
Vice President, Chief Quality, IT and	2021	359,409	—	596,369	113,090	65,724	19,611	1,154,203
Operations Officer	2020	353,346	344,500	283,703	131,340	175,659	25,080	1,313,628
(1)	In Fiscal Year 2022, the non-equity incentive plan compensation only includes the short-term incentive (STI) earned and payable to each NEO. The Cash LTIP is not included in the Summary Compensation table and will be reported in the Summary Compensation table at the end of the three-year performance period in Fiscal 2024, to the extent earned.
(2)	Mr. Kozlowski was appointed to the role of Vice President of Finance and Chief Financial Officer effective August 31, 2019. Mr. Kozlowski assumed the Principal Accounting Officer role effective July 13, 2020.
(3)	Mr. Abt assumed the Chief IT Officer role in December 2021.

All Other Compensation

The following summarizes the components of column (h) of the Summary Compensation Table above:

		Company
		Match
		Contributions	Auto	Pay in Lieu of	Wellness	Excess Life
Name and Principal Position	Fiscal Year	401(k) Plan	Allowance	Vacation	Benefit	Insurance	Total
Timothy Crew	2022	$5,853	$13,500	$14,856	$—	$411	$34,620
Chief Executive Officer	2021	5,625	13,500	14,856	2,250	342	36,573
	2020	9,750	13,500	—	4,250	268	27,768

John Kozlowski	2022	$10,542	$10,800	$8,673	$—	$119	$30,134
Vice President of Finance, Chief Financial	2021	3,073	10,800	7,885	2,250	109	24,117
Officer and Principal Accounting Officer	2020	13,035	10,800	7,404	4,250	93	35,582

Maureen Cavanaugh	2022	$9,620	$10,800	$—	$—	$396	$20,816
Senior VP and Chief Commercial	2021	5,491	10,800	—	2,250	396	18,937
Operations Officer	2020	9,760	10,800	—	4,250	396	25,206

Samuel Israel	2022	$7,570	$10,800	$8,406	$—	$411	$27,187
Chief Legal Officer and	2021	7,935	10,800	6,529	2,250	342	27,856
General Counsel	2020	9,588	10,800	—	4,250	258	24,896

John Abt	2022	$6,437	$10,800	$1,635	$—	$278	$19,150
Vice President, Chief Quality, IT and	2021	6,303	10,800	—	2,250	258	19,611
Operations Officer	2020	9,832	10,800	—	4,250	198	25,080

Grants of Plan-Based Awards in Fiscal 2022

									All Other Stock
		Estimated Future Payouts				Estimated Future Payouts			Awards:	Grant Date
		Under Non-Equity Incentive				Under Equity Incentive Plan			Number of	Fair Value of
		Plan Awards				Awards (2)			Shares of	Stock and
		Short-term			Long-term (1)
		Threshold	Target	Maximum	Target				Stocks or Units	Options
Name	Grant Date	($)	($)	($)	($)	Threshold	Target	Maximum	(#) (3)	Awards (4)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)
Timothy Crew		$309,000	$772,500	$1,390,500	$540,750
Chief Executive Officer	7/27/2021					71,908	143,816	287,632		$662,992
	7/27/2021					71,909	143,817	287,634		$1,074,313
	7/27/2021								172,580	$795,594

John Kozlowski		$98,400	$270,600	$442,800	$143,500
Vice President of Finance,	7/27/2021					19,083	38,165	76,330		$175,941
Chief Financial Officer and	7/27/2021					19,083	38,165	76,330		$285,093
Principal Accounting Officer	7/27/2021								45,798	$211,129

Maureen Cavanaugh		$108,274	$278,802	$487,231	$157,899
Senior VP and Chief Commercial	7/27/2021					20,997	41,994	83,988		$193,592
Operations Officer	7/27/2021					20,998	41,995	83,990		$313,703
	7/27/2021								50,393	$232,312

Samuel Israel		$101,846	$262,254	$458,309	$148,526
Chief Legal Officer and	7/27/2021					19,751	39,502	79,004		$182,104
General Counsel	7/27/2021					19,751	39,501	79,002		$295,072
	7/27/2021								47,402	$218,523

John Abt		$87,632	$255,000	$394,346	$127,797
Vice President, Chief Quality, IT and	7/27/2021					14,567	29,133	58,266		$134,303
Operations Officer	7/27/2021					14,567	29,133	58,266		$217,624
	7/27/2021								34,960	$161,166
(1)	Cash LTIP awards are presented at target values, with actual payouts to be determined by multiplying the target value by the three-year cumulative percentage change in the Company’s stock price as of 6/30/24.
(2)	Performance shares tied to three-year relative TSR are presented in the first row and performance shares tied to three-year strategic portfolio goals are presented in the second row.
(3)	All restricted stock grants vest in three equal annual increments.
(4)	Performance shares tied to three-year relative TSR were valued using a Monte Carlo binomial model. The assumptions used in fair value calculations are described in Note 14 “Share-based Compensation” of our Consolidated Financial Statements. The grant date fair value for other stock grants, including target shares for performance shares tied to three-year strategic portfolio goals, reflects the number of shares multiplied by the Company’s closing stock price on the applicable date of grant.

Outstanding Equity Awards at 2022 Fiscal Year End

The following table sets forth information concerning the outstanding stock awards held at June 30, 2022 by each of the NEOs. The options were granted ten years prior to the option expiration date and vest over three or four years from that grant date. Restricted shares vest over three or four years from the date of grant.

	Option Awards				Stock Awards
							Equity	Equity
							Incentive Plan	Incentive Plan
							Awards:	Awards:
							Number of	Market or
	Number of	Number of			Number of		Unearned	Payout Value
	Securities	Securities			Shares or	Market Value	Shares, Units	of Unearned
	Underlying	Underlying			Units of	of Shares or	or Other	Shares, Units
	Unexercised	Unexercised	Option	Option	Stock That	Units of Stock	Rights That	or Other
	Options (#)	Options (#)	Exercise	Expiration	Have Not	That Have Not	Have Not	Rights That
Name	Exercisable	Unexercisable	Price ($)	Date	Vested (#)	Vested ($)	Vested (#)	Have Not
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	Vested ($)
Timothy Crew	32,103	—	$23.65	1/1/2028
Chief Executive Officer	21,626	—	$12.20	7/29/2028
	104,034	104,036	$6.57	7/28/2029
	48,209	96,419	$5.95	7/30/2030
					373,387	$216,564	516,702	$299,687

John Kozlowski	4,000	—	$4.16	10/25/2022
Vice President of Finance,	9,334	—	$13.86	9/4/2023
Chief Financial Officer and	4,200	—	$34.77	8/11/2024
Principal Accounting Officer	9,953	—	$12.20	7/29/2028
	23,000	23,000	$6.57	7/28/2029
	12,373	24,748	$5.95	7/30/2030
					98,368	$57,053	132,618	$76,918

Maureen Cavanaugh	34,300	34,300	$6.57	7/28/2029
Senior VP and Chief Commercial	14,077	28,154	$5.95	7/30/2030
Operations Officer					111,469	$64,652	154,063	$89,357

Samuel Israel	2,759	—	$17.40	9/21/2027
Chief Legal Officer and	13,665	—	$12.20	7/29/2028
General Counsel	32,284	32,286	$6.57	7/28/2029
	13,241	26,484	$5.95	7/30/2030
					104,866	$60,822	144,937	$84,063

John Abt	1,970	—	$59.20	7/21/2025
Vice President, Chief Quality, IT and	1,155	—	$31.30	7/26/2026
Operations Officer	2,759	—	$17.40	9/21/2027
	6,454	—	$12.20	7/29/2028
	16,254	16,256	$6.57	7/28/2029
	9,766	19,532	$5.95	7/30/2030
					81,805	$47,447	101,410	$58,818

Options Exercised and Stock Vested During the Fiscal Year Ended June 30, 2022

The following table sets forth information concerning stock options exercised and stock awards that vested during Fiscal 2022 for each of the NEOs.

	Options		Stock Awards
	Number of Shares	Value	Number of	Value
Name and Principal Position	Acquired	Realized	Shares Acquired	Realized
(a)	On Exercise	on Exercise	on Vesting	on Vesting
Timothy Crew	—	$—	106,181	$494,300
Chief Executive Officer

John Kozlowski	—	$—	28,942	$132,593
Vice President of Finance, Chief Financial Officer and Principal Accounting Officer

Maureen Cavanaugh	—	$—	30,537	$142,226
Senior VP and Chief Commercial Operations Officer

Samuel Israel	—	$—	32,382	$150,755
Chief Legal Officer and General Counsel

John Abt	—	$—	25,146	$112,860
Vice President, Chief Quality, IT and Operations Officer

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

Potential Payments upon Termination or Change in Control

The following table summarizes potential payments or benefits upon various termination of employment scenarios for our current NEOs as of fiscal year end and assumes that the relevant triggering event occurred on June 30, 2022. The fair market values of share-based compensation (i.e. Stock Options and Restricted Stock) were calculated using the closing price of Lannett Company, Inc. stock ($0.58) on June 30, 2022, which was the last trading day of Fiscal 2022. For purposes of this table, no values were assigned for accelerated exercisability of unvested stock options since all outstanding grants have exercise prices above the fair market value of Lannett Company’s closing stock on June 30, 2022.

			Acceleration and
			Exercisability	Acceleration
	Base	Annual	Of Unvested	Of Unvested	Insurance
	Salary	Cash	Stock Option	Restricted	Benefit	Other
Name	Continuation	Bonus	Awards	Stock	Continuation	Benefits	Total
Timothy Crew
Without Cause/ With Good Reason (1) (2)	$2,317,500	$183,136	$—	$516,252	$31,571	$4,732	$3,053,191

For Cause or Retirement / Death / Disability (3) (4)	$—	$183,136	$—	$—	$—	$4,732	$187,868

Change in Control (5)	$2,317,500	$183,136	$—	$516,252	$31,571	$4,732	$3,053,191

John Kozlowski
Without Cause/ With Good Reason (1) (2)	$676,500	$58,374	$—	$133,972	$21,721	$5,880	$896,447

For Cause or Retirement / Death / Disability (3) (4)	$—	$58,374	$—	$—	$—	$5,880	$64,254

Change in Control (5)	$902,000	$58,374	$—	$133,972	$21,721	$5,880	$1,121,947

Maureen Cavanaugh
Without Cause/ With Good Reason (1) (2)	$697,005	$61,408	$—	$154,009	$26,882	$4,460	$943,764

For Cause or Retirement / Death / Disability (3) (4)	$—	$61,408	$—	$—	$—	$4,460	$65,868

Change in Control (5)	$929,340	$61,408	$—	$154,009	$26,882	$4,460	$1,176,099

Samuel Israel
Without Cause/ With Good Reason (1) (2)	$655,635	$57,763	$—	$144,886	$3,973	$5,300	$867,557

For Cause or Retirement / Death / Disability (3) (4)	$—	$57,763	$—	$—	$—	$5,300	$63,063

Change in Control (5)	$874,180	$57,763	$—	$144,886	$3,973	$5,300	$1,086,102

John Abt
Without Cause/ With Good Reason (1) (2)	$637,500	$54,074	$—	$106,265	$50,880	$5,428	$854,147

For Cause or Retirement / Death / Disability (3) (4)	$—	$54,074	$—	$—	$—	$5,428	$59,502

Change in Control (5)	$850,000	$54,074	$—	$106,265	$50,880	$5,428	$1,066,647

(1)	Each employment agreement ranges from 1-3 years and is automatically renewed unless notice is given by either party. Any non-renewal of the existing employment agreements by the Company and any resignation of the Executive with Good Reason both constitute a termination without Cause. Under the current employment agreements with our NEOs, base salary continuation for a period of 18-36 months (and ranging from 24-36 months for a qualifying termination following a Change in Control ), pro-rated cash bonus as if all targets and goals were achieved subject to any applicable cap on cash payments, acceleration of exercisability of unvested stock option awards, acceleration of unvested restricted stock, and insurance benefit continuation for a period of 18 months (collectively “Severance Compensation”) will only be made if the Executive executes and delivers to the Company, in a form prepared by the Company, a release of all claims against the Company and other appropriate parties, excluding the Company’s performance obligation to pay Severance Compensation and the Executive’s vested rights under the Company sponsored retirement plans, 401(k) plans and stock ownership plans (“General Release”). Severance Compensation is paid in equal monthly installments over a 12-month period to commence on the 90th day following the Termination Date provided the Executive has not revoked the General Release prior to that date. Earned but unpaid base salary, accrued but unpaid annual bonus (if the Executive otherwise meets the eligibility requirements) and accrued but unpaid paid time off and other miscellaneous items are to be paid in a single lump sum in cash no later than the earlier of: (1) the date required under applicable law; or (2) 60 days following the Termination Date.
(2)	Under the existing employment agreements, Good Reason is defined as giving written notice of his resignation within thirty (30) days after Executive has actual knowledge of the occurrence, without the written consent of Executive, of one of the following events: (A) the assignment to Executive of duties materially and adversely inconsistent with Executive’s position or a material and adverse alteration in the nature of his duties, responsibilities and/or reporting obligations, (B) a reduction in Executive’s Base Salary or a failure to pay any such amounts when due; or (C) the relocation of Company headquarters more than 100 miles from its current location.
(3)	Under the existing employment agreements, if the Executive is terminated For Cause; by death; by disability; resigns without Good Reason; or retires; earned but unpaid base salary, accrued but unpaid annual bonus (if the Executive otherwise meets the eligibility requirements) and accrued but unpaid paid time off and other miscellaneous items are to be paid in a single lump sum in cash no later than the earlier of: (1) the date required under applicable law; or (2) 60 days following the Termination Date.
(4)	For Cause generally means Executive’s willful commission of an act constituting fraud, embezzlement, breach of fiduciary duty, material dishonesty with respect to the Company, gross negligence or willful misconduct in performance of Executive duties, willful violation of any law, rule or regulation relating to the operation of the Company, abuse of illegal drugs or other controlled substances or habitual intoxication, willful violation of published business conduct guidelines, code of ethics, conflict of interest or other similar policies, and Executive becoming under investigation by or subject to any disciplinary charges by any regulatory agency having jurisdiction over the Company (including but not limited to the DEA, the FDA or the SEC) or if any complaint is filed against the Executive by any such regulatory agency.
(5)	Under the existing employment agreements, a Change in Control is defined as a “change in ownership of the Company”, “a change in effective control of the Company”, or “a change in ownership of a substantial portion of the Company’s assets.” If the Executive is terminated by the Company without Cause or resigns with Good Reason within 24 months of a Change in Control event, the Executive shall be entitled to earned but unpaid base salary, accrued but unpaid annual bonus (if the Executive otherwise meets the eligibility requirements) and accrued but unpaid paid time off and other miscellaneous items. These items are to be paid in a single lump sum in cash no later than the earlier of: (1) the date required under applicable law; or (2) 60 days following the Termination Date. Additionally, the Executive shall be entitled to Severance Compensation to be paid in equal monthly installments over a 12-month period to commence on the 90th day following the Termination Date provided the Executive has not revoked the General Release prior to that date. A written notice that the Executive’s employment term is not extended within the 24-month period after a Change in Control shall be deemed a termination without Cause, unless the Executive and the Company execute a new employment agreement.

CEO Pay Ratio Disclosure

As required by the Dodd-Frank Wall Street Reform and Consumer Protection Act and the regulations of the SEC, we are providing the following information about the annual total compensation of our employees and the annual total compensation of our current CEO, Timothy Crew. For the year ended June 30, 2022, Mr. Crew’s total compensation, as reported in the Summary Compensation Table of this 10-K, was $3,532,372 and total compensation for our median employee, as calculated in accordance with the requirements of Regulation S-K, was $82,124, resulting in a ratio of 43.0 to 1. This pay ratio information has been calculated in a manner consistent with SEC regulations.

For purposes of determining the median employee for the fiscal year ending June 30, 2022, we determined that as of May 31, 2022, our employee population consisted of 562 individuals working at our company and its consolidated subsidiaries. For each of the 562 U.S.-based employees (other than Mr. Crew), we used their annualized base salary and target cash and equity incentive awards as of May 31, 2022 as a consistently applied compensation measure to identify the median employee. We used target cash and equity incentives since actual awards for Fiscal 2022 for each employee were not yet determined. We annualized values for employees hired after July 1, 2021, the start of our Fiscal Year.

Because the SEC rules permit significant flexibility in terms of approaches used to calculate compensation and identify the median employee, comparisons among companies may not be very meaningful, even for companies within the same industry.

COMPENSATION OF DIRECTORS

Our Board of Directors is actively involved in providing strategic direction and fiduciary oversight to the Company. During Fiscal 2022, we had a total of seven Board members (and a total of six members as of the end of Fiscal 2022) which resulted in a significant workload for our Directors. Our Board of Directors held numerous meetings and teleconferences in Fiscal 2022 in carrying out its responsibilities. The Board is actively involved in transactional due diligence, management succession planning, on-going reviews of business development activities and strategic initiatives to position the Company for future growth. The Board also continued to be actively involved in addressing the COVID-19 pandemic and ongoing challenges associated with the highly competitive generic pharmaceuticals sector.

For Fiscal 2022, our non-employee Directors received a cash retainer of $90,000, unchanged from Fiscal 2021, payable in monthly increments of $7,500, for Board and committee service. Mr. LePore also received an additional retainer of $30,000 for serving as our Independent Non-Employee Board Chairman, and Mr. Drabik received an additional retainer of $24,000 for his central role and for continued Board leadership work. No other cash retainers or meeting fees were provided during Fiscal 2022. As an executive director, Mr. Crew does not participate in the non-employee director compensation program.

Board members receive annual equity grants to recognize their service during the prior fiscal year. Grant levels may vary from year to year based on Company performance. Based on the Company’s performance and the significant efforts and contributions of our Directors in Fiscal 2021, each non-employee Board member received an award of 56,819 common shares with a grant date value of $200,003, immediately vested at grant in August 2021. These grants are shown in the table below, since they occurred in Fiscal 2022. Beginning with equity awards in Fiscal 2021, the Board moved the annual grant date from July to the end of August or early September, which is not during a “blackout” period, to allow Directors to immediately sell shares to fund tax liabilities.

Effective in July 2014, the Board of Directors approved stock ownership guidelines for non-employee Directors equal to three times their cash retainer. Non-employee Directors must meet required ownership levels within five years of first becoming subject to the guidelines and must hold 50% of all net after-tax shares from equity grants until ownership requirements are met (or 100% of such shares if ownership levels are not met by the end of the five-year compliance period). All Directors other than Dr. Rewolinski, who joined the Board in Fiscal 2020, met required ownership levels at or shortly after the end of Fiscal 2021. While ownership values were generally below required levels based on our stock price as of June 30, 2022, all Directors remained in compliance with the guidelines and applicable stock holding requirements during Fiscal 2022.

We maintain policies that prohibit Directors from pledging Lannett stock or engaging in activity considered hedging of our common stock, and none of our Directors has pledged Lannett stock as collateral for a personal loan or other obligations.

The following table shows compensation information for Fiscal 2022 for non-employee members of our Board of Directors.

DIRECTOR COMPENSATION

					Change in
					Pension Value
				Non-Equity	and Nonqualified
			Options	Incentive Plan	Deferred	All Other
Name	Fees Earned	Stock Awards	Awards	Compensation	Compensation	Compensation	Total
(a)	(b)	(c) (1)	(d)	(e)	(f)	(g)	(h)
Jeffrey Farber	$90,000	$200,003	—	—	—	—	$290,003

David Drabik	$114,000	$200,003	—	—	—	—	$314,003

Paul Taveira (2)	$52,500	$200,003	—	—	—	—	$252,503

Patrick LePore	$120,000	$200,003	—	—	—	—	$320,003

John Chapman	$90,000	$200,003	—	—	—	—	$290,003

Melissa Rewolinski	$90,000	$200,003	—	—	—	—	$290,003
(1)	Reflects grant date award value for equity grants received in Fiscal 2022 to recognize Board service in Fiscal 2021.
(2)	Mr. Taveira retired from the Board in January 2022.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of July 31, 2022, information regarding the security ownership of the directors and certain executive officers of the Company and persons known to the Company to be beneficial owners of more than five (5%) percent of the Company’s common stock. Although grants of restricted stock under the Company’s 2014 and 2021 Long Term Incentive Plans (“LTIPs”) generally vest equally over time from the grant date, the restricted shares are included below because the voting rights with respect to such restricted stock are acquired immediately upon grant.

Name and Address of
Beneficial Owner /		Excluding Options (*)					Including Options (**)
Director / Executive		Shares Held	Shares Held	Total		Percent of	Number of		Percent of
Officer	Office	Directly	Indirectly	Shares		Class	Shares		Class

John M. Abt	VP and Chief Quality, IT and
1150 Northbrook Drive, Suite 155	Operations Officer
Trevose, Pennsylvania 19053		119,775	—	119,775	(1)	0.28%	176,027	(1), (2)	0.41%

Maureen Cavanaugh	Senior VP & Chief
1150 Northbrook Drive, Suite 155	Commercial Operations
Trevose, Pennsylvania 19053	Officer	143,896	—	143,896	(3)	0.33%	223,500	(3), (4)	0.52%

John Chapman
1150 Northbrook Drive, Suite 155
Trevose, Pennsylvania 19053	Director	154,324	—	154,324		0.36%	154,324		0.36%

Timothy Crew
1150 Northbrook Drive, Suite 155
Trevose, Pennsylvania 19053	Chief Executive Officer	589,291	—	589,291	(5)	1.37%	895,490	(5), (6)	2.08%

David Drabik
1150 Northbrook Drive, Suite 155
Trevose, Pennsylvania 19053	Director	108,332	—	108,332		0.25%	108,332		0.25%

Jeffrey Farber
1150 Northbrook Drive, Suite 155
Trevose, Pennsylvania 19053	Director	2,206,014	1,450,454	3,656,468	(7)	8.51%	3,656,468	(7)	8.51%

David Farber
1150 Northbrook Drive, Suite 155
Trevose, Pennsylvania 19053		1,912,511	893,424	2,805,935	(8)	6.53%	2,805,935	(8)	6.53%

Samuel H. Israel
1150 Northbrook Drive, Suite 155
Trevose, Pennsylvania 19053	Chief Legal Officer and General Counsel	156,644	—	156,644	(9)	0.36%	247,978	(9), (10)	0.58%

John Kozlowski	VP of Finance,
1150 Northbrook Drive, Suite 155	Chief Financial Officer and
Trevose, Pennsylvania 19053	Principal Accounting Officer	138,954	—	138,954	(11)	0.32%	225,688	(11), (12)	0.53%

Patrick G. Lepore
1150 Northbrook Drive, Suite 155
Trevose, Pennsylvania 19053	Chairman of the Board, Director	487,145	—	487,145		1.13%	487,145		1.13%

Melissa Rewolinski
1150 Northbrook Drive, Suite 155
Trevose, Pennsylvania 19053	Director	62,100	—	62,100		0.14%	62,100		0.14%

All directors and executive officers as a group
(10 persons)		4,166,475	1,450,454	5,616,929		13.07%	6,237,052		14.52%
(1)	Includes 50,063 unvested shares received pursuant to restricted stock awards granted in July 2019, July 2020, September 2020 and July 2021.
(2)	Includes 1,970 vested options to purchase common stock at an exercise price of $59.20 per share, 1,155 vested options to purchase common stock at an exercise price of $31.30 per share, 2,759 vested options to purchase common stock at an exercise price of $17.40 per share, 6,454 vested options to purchase common stock at an exercise price of $12.20 per share, 24,382 vested options to purchase common stock at an exercise price of $6.57 per share and 19,532 vested options to purchase common stock at an exercise price of $5.95.
(3)	Includes 64,134 unvested shares received pursuant to restricted stock awards granted in July 2019, July 2020 and July 2021.

(4)	Includes 51,450 vested options to purchase common stock at an exercise price of $6.57 per share and 28,154 vested options to purchase common stock at an exercise price of $5.95.
(5)	Includes 214,458 unvested shares received pursuant to restricted stock awards granted in July 2019, July 2020 and July 2021.
(6)	Includes 32,103 vested options to purchase common stock at an exercise price of $23.65 per share, 21,626 vested options to purchase common stock at an exercise price of $12.20 per share, 156,052 vested options to purchase common stock at an exercise price of $6.57 per share and 96,418 vested options to purchase common stock at an exercise price of $5.95 per share.
(7)	Includes 764,412 shares held by the Jeffrey Farber Family Foundation which is managed by Jeffrey Farber. Jeffrey Farber disclaims beneficial ownership of these shares. Includes 30,000 shares held by the Jeffrey and Jennifer Farber Family Foundation which is managed by Jeffrey Farber. Jeffrey Farber disclaims beneficial ownership of these shares. Includes 73,408 shares held by Jeffrey Farber as custodian for his children and 82,634 shares held as joint custodian with David Farber for a relative. Jeffrey Farber disclaims beneficial ownership of these shares. Includes 500,000 shares held by a Grantor Retained Annuity Trust, in which Jeffrey Farber is the trustee.
(8)	Includes 652,630 shares held by David Farber as joint custodian with his children, 158,160 shares held as trustee for his children and 82,634 shares held as joint custodian with Jeffrey Farber for a relative. David Farber disclaims beneficial ownership of these shares.
(9)	Includes 60,334 unvested shares received pursuant to restricted stock awards granted in July 2019, July 2020 and July 2021.
(10)	Includes 2,759 vested options to purchase common stock at an exercise price of $17.40 per share, 13,665 vested options to purchase common stock at an exercise price of $12.20 per share, 48,427 vested options to purchase common stock at an exercise price of $6.57 per share and 26,483 vested options to purchase common stock at an exercise price of $5.95 per share.
(11)	Includes 58,484 unvested shares received pursuant to restricted stock awards granted in July 2019, July 2020, September 2020 and July 2021.
(12)	Includes 4,000 vested options to purchase common stock at an exercise price of $4.16 per share, 9,334 vested options to purchase common stock at an exercise price of $13.86 per share, 4,200 vested options to purchase common stock at an exercise price of $34.77 per share, 9,953 vested options to purchase common stock at an exercise price of $12.20 per share, 34,500 vested options to purchase common stock at an exercise price of $6.57 per share and 24,747 vested options to purchase common stock at an exercise price of $5.95 per share.

*   Percent of class calculation is based on 42,959,959 outstanding shares of common stock at July 31, 2022.

** Assumes that all options exercisable within sixty days after July 31, 2022 have been exercised.

As of July 31, 2022, there are no other shareholders known to the Company to be beneficial owners of more than five percent (5%) of the Company’s common stock.

Equity Compensation Plan Information

The following table summarizes the equity compensation plans as of June 30, 2022:

Number of securities
		Weighted average	remaining available for
	Number of securities to	exercise price of	future issuance under
	be issued upon exercise	outstanding	equity compensation plans
	of outstanding options,	options, warrants	(excluding securities
(In thousands, except for weighted average exercise price)	warrants and rights	and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation plans approved by security holders	935	$8.94	1,527
Equity Compensation plans not approved by security holders	—	—	—
Total	935	$8.94	1,527

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

The Company had net sales of $1.3 million, $2.6 million and $3.0 million during the fiscal years ended June 30, 2022, 2021 and 2020, respectively, to a generic distributor, Auburn. Jeffrey Farber, a current board member, is the owner of Auburn, which is a member of the Premier Buying Group. Accounts receivable includes amounts due from Auburn of $0.3 million and $0.4 million at June 30, 2022 and 2021, respectively.

As part of its review, the Audit Committee noted that the amount of net sales to Auburn approximated 0.4% of total net sales during the fiscal years ended June 30, 2022, 2021 and 2020, respectively.

The Audit Committee reviewed an analysis of sales prices charged to Auburn, which compared the average sales prices by product for Auburn sales to the average sales prices by product to other Lannett customers during the same period. As a result of this analysis, the Audit Committee ratified the net sales made to Auburn during the fiscal years ended June 30, 2022, 2021 and 2020.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

Grant Thornton LLP served as the independent auditors of the Company during Fiscal 2022, 2021 and 2020. No relationship exists, other than the usual relationship between independent public accountant and client. The following table identifies the fees incurred for services rendered by Grant Thornton LLP in Fiscal 2022, 2021 and 2020.

(In thousands)	Audit Fees	Tax Fees (1)	Total Fees

Fiscal 2022:	$1,082	$15	$1,097
Fiscal 2021:	$1,413	$72	$1,485
Fiscal 2020:	$1,510	$211	$1,721
(1)	Tax fees include fees paid for preparation of annual federal, state and local income tax returns, quarterly estimated income tax payments and various tax planning services.

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

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULE

1.      Consolidated Financial Statements:

See accompanying Index to Consolidated Financial Statements.

2.      Consolidated Financial Statement Schedule:

Lannett Company, Inc.

Schedule II - Valuation and Qualifying Accounts

For the years ended June 30:

	Balance at	Charged to		Balance at
Description	Beginning of	(Reduction of)		End of Fiscal
(In thousands)	Fiscal Year	Expense	Deductions	Year

Allowance for Doubtful Accounts
2022	$701	$444	$(161)	$984
2021	1,103	374	(776)	701
2020	1,223	386	(506)	1,103

Deferred Tax Asset Valuation Allowance
2022	$153,383	$40,095	$—	$193,478
2021	14,622	138,761	—	153,383
2020	13,549	1,073	—	14,622

3.      Exhibits:

Those exhibits marked with a (*) refer to management contracts or compensatory plans or arrangements.

Exhibit Number	Description	Method of Filing

2.1	Stock Purchase Agreement by and among Lannett Company, Inc., Rohit Desai, the RD Nevada Trust, Silarx Pharmaceuticals, Inc. and Stoneleigh Realty, LLC, dated as of May 15, 2015	Incorporated by reference to Exhibit 2.1 on Form 8-K dated May 18, 2015

2.2	Stock Purchase Agreement among UCB S.A., UCB Manufacturing, Inc. and Lannett Company, Inc. dated as of September 2, 2015	Incorporated by reference to Exhibit 2.2 on Form 8-K dated September 4, 2015

2.3	Amendment No. 2 to Stock Purchase Agreement	Incorporated by reference to Exhibit 2.3 on Form 8-K dated December 2, 2015

3.1	Certificate of Incorporation	Incorporated by reference to the Proxy Statement filed with respect to the Annual Meeting of Shareholders held on December 6, 1991 (the “1991 Proxy Statement”).

Exhibit Number	Description	Method of Filing
3.2	By-Laws, as amended	Incorporated by reference to the 1991 Proxy Statement.

3.3	Amendment No. 1 to Amended and Restated By-Laws	Incorporated by reference to Exhibit 3.3 on Form 8-K dated January 16, 2014

3.4	Amendment No. 2 to Amended and Restated By-Laws	Incorporated by reference to Exhibit 3.4 on Form 8-K dated July 17, 2014

3.5	Updated and Amended Certificate of Incorporation	Incorporated by reference to Exhibit 3.5 to the Annual Report on 2014 Form 10-K

3.6	Updated and Amended By-Laws	Incorporated by reference to Exhibit 3.6 to the Annual Report on 2014 Form 10-K

3.7	Amended and Restated Bylaws of Lannett Company Inc., as amended through January 21, 2015.	Incorporated by reference to Exhibit 3.7 on Form 8-K dated April 3, 2015

3.8	Amended and Restated Bylaws of Lannett Company Inc., as amended through July 6, 2015.	Incorporated by reference to Exhibit 3.8 on Form 8-K dated July 9, 2015

4	Specimen Certificate for Common Stock	Incorporated by reference to Exhibit 4(a) to Form 8 dated April 23, 1993 (Amendment No. 3 to Form 10-KSB for Fiscal 1992) (“Form 8”)

4.1	Lannett Company, Inc. Indenture. Wilmington Trust, National Association, Providing for the Issuance of Notes in Series	Incorporated by reference to Exhibit 4.1 on Form 8-K dated December 2, 2015

4.2	First Supplemental Indenture dated as of November 25, 2015	Incorporated by reference to Exhibit 4.2 on Form 8-K dated December 2, 2015

4.3	Supplemental Indenture in Respect of Subsidiary Guarantee	Incorporated by reference to Exhibit 4.3 on Form 8-K dated December 2, 2015

4.4	Description of Capital Stock of Lannett Company, Inc.	Incorporated by reference to Exhibit 4.4 on Form 10-K dated August 28, 2019

4.5	Indenture, dated as of September 27, 2019, between the Company and Wilmington Trust, National Association, as trustee (including form of 4.50% Convertible Senior Notes due 2026)	Incorporated by reference to Exhibit 4.5 on Form 8-K dated September 27, 2019

10.1	Line of Credit Note dated March 11, 1999 between the Company and First Union National Bank	Incorporated by reference to Exhibit 10(ad) to the Annual Report on 1999 Form 10-KSB

10.2	Philadelphia Authority for Industrial Development Taxable Variable Rate Demand/Fixed Rate Revenue Bonds, Series of 1999	Incorporated by reference to Exhibit 10(ae) to the Annual Report on 1999 Form 10-KSB

Exhibit Number	Description	Method of Filing
10.3	Philadelphia Authority for Industrial Development Tax-Exempt Variable Rate Demand/Fixed Revenue Bonds (Lannett Company, Inc. Project) Series of 1999	Incorporated by reference to Exhibit 10(af) to the Annual Report on 1999 Form 10-KSB

10.4	Letter of Credit and Agreements supporting bond issues between the Company and First Union National Bank	Incorporated by reference to Exhibit 10(ag) to the Annual Report on 1999 Form 10-KSB

10.5*	2003 Stock Option Plan	Incorporated by reference to the Proxy Statement for Fiscal Year Ending June 30, 2002

10.6*	Employment Agreement with Kevin Smith	Incorporated by reference to Exhibit 10.6 to the Annual Report on 2003 Form 10-KSB

10.7*	Employment Agreement with Arthur Bedrosian	Incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q dated May 12, 2004.

10.9	Agreement between Lannett Company, Inc and Siegfried (USA), Inc.	Incorporated by reference to Exhibit 10.9 to the Annual Report on 2003 Form 10-KSB

10.10	Agreement between Lannett Company, Inc and Jerome Stevens Pharmaceuticals, Inc.	Incorporated by reference to Exhibit 2.1 to Form 8-K dated May 5, 2004

10.11*	Terms of Employment Agreement with Stephen J. Kovary	Incorporated by reference to Exhibit 10.11 to the Annual Report on 2009 Form 10-K

10.12	Agreement of Sale Between Anvil Construction Company, Inc. and Lannett Company, Inc.	Incorporated by reference to Exhibit 10.12 to the Annual Report on 2009 Form 10-K

10.13*	2006 Long Term Incentive Plan	Incorporated by reference to the Proxy Statement dated January 5, 2007

10.15*	2011 Long Term Incentive Plan	Incorporated by reference to the Proxy Statement dated January 19, 2011

10.16*	Terms of Employment Agreement with Martin P. Galvan	Incorporated by reference to Exhibit 10.1 on Form 8-K dated August 11, 2011

10.17	Amended and Restated Loan Agreement dated April 29, 2011 between the Company and Wells Fargo Bank, N.A.	Incorporated by reference to Exhibit 10.17 to the Annual Report on 2011 Form 10-K

10.18	Loan Agreement dated May 26, 2011 between the Company, the Pennsylvania Industrial Development Authority (“PIDA”) and PIDC Financing Corporation	Incorporated by reference to Exhibit 10.18 to the Annual Report on 2011 Form 10-K

10.19*	Second Amended and Restated Employment Agreement of Arthur P. Bedrosian	Incorporated by reference to Exhibit 10.19 on Form 8-K dated January 3, 2013

10.20*	Amended and Restated Employment Agreement of Martin P. Galvan	Incorporated by reference to Exhibit 10.20 on Form 8-K dated January 3, 2013

Exhibit Number	Description	Method of Filing
10.21*	Amended and Restated Employment Agreement of William F. Schreck	Incorporated by reference to Exhibit 10.21 on Form 8-K dated January 3, 2013

10.22*	Amended and Restated Employment Agreement of Kevin Smith	Incorporated by reference to Exhibit 10.22 on Form 8-K dated January 3, 2013

10.23*	Amended and Restated Employment Agreement of Ernest J. Sabo	Incorporated by reference to Exhibit 10.23 on Form 8-K dated January 3, 2013

10.24*	Amended and Restated Employment Agreement of Robert Ehlinger	Incorporated by reference to Exhibit 10.24 on Form 8-K dated January 3, 2013

10.25	Amendment to Agreement dated March 23, 2004 by and between Lannett Company, Inc. and Jerome Stevens Pharmaceuticals, Inc.	Incorporated by reference to Exhibit 10.25 on Form 8-K dated August 19, 2013

10.26	Credit Agreement dated as of December 18, 2013 among Lannett Company Inc., as the Borrower, Certain Financial Institutions as the Lenders and Citibank, N.A., as Administrative Agent	Incorporated by reference to Exhibit 10.26 on Form 8-K dated December 19, 2013

10.27	Guaranty and Security Agreement dated as of December 18, 2013, among Lannett Company, Inc., the Subsidiaries of Lannett Company, Inc. identified therein and Citibank, N.A., as Administrative Agent	Incorporated by reference to Exhibit 10.27 on Form 8-K dated December 19, 2013

10.28*	Employment Agreement of Michael Bogda dated December 1, 2014	Incorporated by reference to Exhibit 10.28 on Form 8-K dated December 5, 2014

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

Incorporated by reference to Exhibit 10.87 on Form 8-K dated April 26, 2021
10.88	Collaboration and License Agreement by and among Lannett Company, Inc. and Sunshine Lake Pharma Co., Ltd.	Incorporated by reference to Exhibit 10.88 on Form 10-Q dated May 6, 2021
10.89	Supply Agreement by and among Lannett Company, Inc. and Sunshine Lake Pharma Co., Ltd.	Incorporated by reference to Exhibit 10.89 on Form 10-Q dated May 6, 2021
10.90	Distribution Agreement Between Respirent Pharmaceuticals Co. Ltd. and Lannett Company, Inc.	Incorporated by reference to Exhibit 10.90 on Form 10-K dated August 26, 2021
10.91	Amendment No. 1 to Distribution Agreement Between Respirent Pharmaceuticals Co. Ltd. and Lannett Company, Inc.	Incorporated by reference to Exhibit 10.91 on Form 10-K dated August 26, 2021

Exhibit Number	Description	Method of Filing
10.92	Fourth Addendum to Employment Agreement of Timothy Crew	Incorporated by reference to Exhibit 10.92 on Form 8-K dated January 20, 2022
10.93	Fourth Amendment to Restated Employment Agreement of John Kozlowski	Incorporated by reference to Exhibit 10.93 on Form 8-K dated January 20, 2022
10.94	Third Addendum to Employment Agreement of Maureen Cavanaugh	Incorporated by reference to Exhibit 10.94 on Form 8-K dated January 20, 2022
10.95	Third Addendum to Employment Agreement of Samuel H. Israel	Incorporated by reference to Exhibit 10.95 on Form 8-K dated January 20, 2022
10.96	Third Addendum to Employment Agreement of John Abt	Incorporated by reference to Exhibit 10.96 on Form 8-K dated January 20, 2022
10.97	Contract of Sale-Office, Commercial and Multi-Family Residential Premises between Silarx Pharmaceuticals, Inc. and Chartwell Carmel Realty, LLC	Incorporated by reference to Exhibit 10.97 on Form 10-Q dated May 10,2022
10.98	Asset Purchase Agreement by and between Chartwell Carmel Assets, LLC, Chartwell Pharmaceuticals LLC, Silarx Pharmaceuticals, Inc., Lannett Company, Inc., and Lannett Holdings, Inc.	Incorporated by reference to Exhibit 10.98 on Form 10-Q dated May 10,2022
10.99	Manufacture and Supply Agreement by and between Chartwell Pharmaceuticals Carmel, LLC, Chartwell Pharmaceuticals LLC, and Lannett Company, Inc.	Incorporated by reference to Exhibit 10.99 on Form 10-Q dated May 10,2022
10.100	Form of Retention Award Letter	Filed Herewith

21.1	Subsidiaries of the Company	Filed Herewith

23.1	Consent of Grant Thornton, LLP	Filed Herewith

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

101.INS	XBRL Instance Document – the instance document does not appear within the Interactive Data File because its XRBL tags are embedded within the Inline XRBL Document	Filed Herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith

Exhibit Number	Description	Method of Filing

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XRBL tags are embedded within the Inline XRBL document	Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANNETT COMPANY, INC.

Date:	August 25, 2022	By:	/s/ Timothy C. Crew
Timothy C. Crew,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	August 25, 2022	By:	/s/ John Kozlowski
John Kozlowski,
Vice President of Finance, Chief Financial Officer and Principal Accounting Officer

Date:	August 25, 2022	By:	/s/ Patrick G. LePore
Patrick G. LePore,
Director, Chairman of the Board of Directors

Date:	August 25, 2022	By:	/s/ Timothy C. Crew
Timothy C. Crew,
Director, Chief Executive Officer, Chairman of Environmental, Social and Governance Committee

Date:	August 25, 2022	By:	/s/ David Drabik
David Drabik,
Director, Chairman of Governance and Nominating Committee, Chairman of the Compensation Committee

Date:	August 25, 2022	By:	/s/ Melissa Rewolinski
Melissa Rewolinski,
Director

Date:	August 25, 2022	By:	/s/ John C. Chapman
John C. Chapman,
Director, Chairman of Audit Committee

Date:	August 25, 2022	By:	/s/ Jeffrey Farber
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

Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013) in conducting its assessment as of June 30, 2022. As a result of this assessment, management has concluded that, as of June 30, 2022, the Company’s internal control over financial reporting is effective.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Lannett Company Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Lannett Company, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended June 30, 2022, and the related notes and financial statement schedule included under Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Estimation of chargebacks and rebates reserves

As described in Notes 2 and 4 to the financial statements, when the Company recognizes sales, a simultaneous adjustment to gross sales is made for estimated chargebacks and rebates, among other adjustments. The estimates of the chargebacks and rebates reserves are primarily based on historical experience, future expectations, contractual arrangements with wholesalers and indirect customers and other factors known to management at the time the reserves are recorded and are presented in the financial statements as a reduction to gross sales with the corresponding reserves presented as reductions of accounts receivable or included as rebates payable, depending on the nature of the reserve. We identified the estimation of the chargebacks and rebates reserves as a critical audit matter.

The principal considerations for our determination that the estimation of the chargebacks and rebates reserves is a critical audit matter includes the high degree of estimation uncertainty and judgment involved in determining the reserve estimates. There is a high degree of subjectivity in management’s assessment of the reasonableness of the chargebacks and rebates reserves, which leads to especially challenging and subjective auditor judgment in auditing these estimates. Further, variations in these estimates could have a significant impact on the recorded chargebacks and rebates reserves.

Our audit procedures related to this critical audit matter included the following, among others:

●	We obtained an understanding of management’s processes and controls over calculating the reserves for net sales adjustments, including understanding relevant inputs and assumptions.
●	We evaluated the design and implementation of key controls relating to the calculation of the chargeback and rebates reserves, including key management review controls over the period-end chargebacks and rebates reserve estimates and key controls over the processing of chargebacks and rebates submitted by customers.
●	We tested management’s process for calculating the chargeback and rebates reserves. We tested key inputs and assumptions relevant to the reserves, such as contractual pricing and rebate arrangements with customers and inventory levels at wholesalers.
●	We reviewed subsequent transactions occurring prior to the date of our audit report, which involved inspecting customer contracts and relevant source documents submitted by customers in conjunction with the chargeback or rebate claim.
●	We performed a look back analysis to assess management’s ability to estimate the chargebacks and rebates reserves through review of actual activity compared to previous estimates.

Measurement of KUPI product rights intangible asset impairment charge

As described further in Notes 2 and 8 to the financial statements, the Company’s long-lived assets, including definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances (“triggering events”) indicate that the carrying amount of the asset may not be recoverable. In the second quarter of 2022, the Company determined that, as a result of the discontinuation of certain lower gross margin product lines and continued competitive pressures in the market, a triggering event was identified and a partial impairment charge totaling $40.6 million was recorded related to the KUPI product rights intangible asset. The impairment loss was measured as the excess of the asset’s carrying value over its fair value, which was calculated using a discounted cash flow model. We identified the measurement of the KUPI product rights intangible asset partial impairment charge as a critical audit matter.

The principal consideration for our determination that the measurement of the KUPI product rights intangible asset partial impairment charge is a critical audit matter is that the partial impairment assessment includes a high degree of estimation uncertainty due to significant judgments in regards to the assumptions used within the assessment, including the estimates of future cash flows, discount rates and the probability of achieving the estimated cash flows, and for which management utilized an independent valuation specialist (“management’s valuation specialist”). There is a high degree of subjectivity in management’s assessment of the inputs of the partial impairment assessment, which requires a heightened level of auditor judgment in auditing the estimates. Further, variation in these estimates could have a significant impact on the measurement of the partial impairment charge.

Our audit procedures related to this critical audit matter included the following, among others:

●	We evaluated the design and implementation of controls relating to the Company’s quantitative impairment analysis processes, including controls related to the forecasted cash flows and management’s review of key assumptions which were prepared by management’s valuation specialists.
●	We evaluated the level of knowledge, skill, and ability of management’s valuation specialists and their relationship to the Company.
●	We compared the Company’s cash flows used in the forecast model to historical actual results, available industry data, and other corroborating documentation. With the assistance of internal valuation specialists, we performed audit procedures over the data, methods and assumptions utilized in performing the quantitative impairment assessment, which included reviewing supporting documents and assessing reasonableness by comparing to historical trends and industry expectations. Certain key inputs and assumptions tested by us included the following:
o	Long-term growth rates
o	Discount rates

Evaluation of the recognition and measurement of tax position related to chargebacks and rebates

As described further in Note 16 to the financial statements, the Company recognizes the tax benefit from an uncertain tax position claimed on a tax return only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company has received two Information Document Requests (“IDRs”) from the Internal Revenue Service (“IRS”) relating to the treatment of chargebacks and rebates in the Company’s fiscal year 2017 tax return. The Company concluded that its tax position described in these IDRs is more likely than not to be fully sustained upon further examination by the IRS and accordingly has not recorded a liability related to this tax position. We identified the evaluation of the recognition and measurement of the tax position related to the treatment of chargebacks and rebates in the 2017 tax return as a critical audit matter.

The principal considerations for our determination that the evaluation of the recognition and measurement of the tax position related to the treatment of chargebacks and rebates in the 2017 tax return is a critical audit matter are that the evaluation required especially subjective and complex judgment to determine whether the tax position is more likely than not to be sustained based on its technical merits, given the complexity of the relevant tax laws and regulations and the degree to which such laws and regulations are subject to interpretation, and the subjectivity in determining the amount that is more likely than not to be realized.

Our audit procedures related to this critical audit matter included the following, among others:

●	We evaluated the design and implementation of internal controls related to management’s evaluation of the recognition and measurement of tax positions, including the evaluation of the tax position related to the treatment of chargebacks and rebates in the 2017 tax return.
●	We obtained and evaluated management’s written analyses, which covered both the technical merits of the tax position and the accounting conclusion. With the assistance of tax professionals with specialized skills and knowledge, we assessed the reasonableness of management’s conclusion that the position is more likely than not to be fully sustained by performing the following procedures:
o	We reviewed and evaluated the positions taken by the IRS as communicated in the IDRs.
o	We evaluated the technical merits of the tax position, including management’s interpretation of the relevant tax laws and regulations and evaluation of recent changes to the tax code.
o	We assessed the reasonableness of the amount that management has concluded is more-likely-than-not to be sustained.

o	We performed inquiries with the Company’s external tax professionals and internal and external legal counsel, including gaining an understanding of their experience in matters with similar facts and circumstances.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 1999.

Philadelphia, Pennsylvania

August 25, 2022

LANNETT COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2022	June 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$87,854	$93,286
Accounts receivable, net	56,241	98,834
Inventories	95,158	109,545
Income taxes receivable	36,793	35,050
Assets held for sale	—	2,678
Other current assets	14,070	14,170
Total current assets	290,116	353,563
Property, plant and equipment, net	133,178	166,674
Intangible assets, net	32,179	137,835
Operating lease right-of-use assets	9,646	10,559
Other assets	19,316	15,106
TOTAL ASSETS	$484,435	$683,737

LIABILITIES
Current liabilities:
Accounts payable	$29,737	$29,585
Accrued expenses	23,667	13,077
Accrued payroll and payroll-related expenses	8,342	10,680
Rebates payable	21,568	19,025
Royalties payable	5,677	13,779
Restructuring liability	490	8
Current operating lease liabilities	2,064	2,045
Other current liabilities	13,395	2,270
Total current liabilities	104,940	90,469
Long-term debt, net	614,948	590,683
Long-term operating lease liabilities	9,994	11,047
Other liabilities	5,616	19,009
TOTAL LIABILITIES	735,498	711,208
Commitments and contingencies (Notes 10 and 11)

STOCKHOLDERS’ DEFICIT
Common stock ($0.001 par value, 100,000,000 shares authorized; 42,269,137 and 40,913,148 shares issued; 40,704,572 and 39,576,606 shares outstanding at June 30, 2022 and June 30, 2021, respectively)	42	41
Additional paid-in capital	363,957	355,239
Accumulated deficit	(596,386)	(364,766)
Accumulated other comprehensive loss	(411)	(548)
Treasury stock (1,564,565 and 1,336,542 shares at June 30, 2022 and June 30, 2021, respectively)	(18,265)	(17,437)
Total stockholders’ deficit	(251,063)	(27,471)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$484,435	$683,737

The accompanying notes are an integral part of the Consolidated Financial Statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Fiscal Year Ended June 30,
	2022	2021	2020
Net sales	$340,579	$478,778	$545,744
Cost of sales	294,482	378,335	348,508
Amortization of intangibles	12,931	24,850	32,016
Gross profit	33,166	75,593	165,220
Operating expenses:
Research and development expenses	22,362	24,173	29,978
Selling, general and administrative expenses	81,023	68,078	79,467
Restructuring expenses	2,777	4,043	1,771
Asset impairment charges	103,277	216,550	34,448
Total operating expenses	209,439	312,844	145,664
Operating income (loss)	(176,273)	(237,251)	19,556
Other income (expense), net:
Loss on extinguishment of debt	—	(10,341)	(2,145)
Investment income	150	236	1,646
Interest expense	(57,979)	(53,830)	(66,845)
Other	178	(1,664)	(840)
Total other expense, net	(57,651)	(65,599)	(68,184)
Loss before income tax	(233,924)	(302,850)	(48,628)
Income tax expense (benefit)	(2,304)	60,625	(15,262)
Net loss	$(231,620)	$(363,475)	$(33,366)

Loss per common share (1):
Basic	$(5.74)	$(9.23)	$(0.86)
Diluted	$(5.74)	$(9.23)	$(0.86)

Weighted average common shares outstanding (1):
Basic	40,350,522	39,391,589	38,592,618
Diluted	40,350,522	39,391,589	38,592,618

________________________________

(1) See Note 13 "Loss Per Common Share" for details on calculation.

The accompanying notes are an integral part of the Consolidated Financial Statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Fiscal Year Ended June 30,
	2022	2021	2020
Net loss	$(231,620)	$(363,475)	$(33,366)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	137	79	(12)
Total other comprehensive income (loss)	137	79	(12)
Comprehensive loss	$(231,483)	$(363,396)	$(33,378)

The accompanying notes are an integral part of the Consolidated Financial Statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

				Retained	Accumulated
	Common Stock		Additional	Earnings	Other		Total
	Shares		Paid-In	(Accumulated	Comprehensive	Treasury	Stockholders’
	Issued	Amount	Capital	Deficit)	Loss	Stock	Equity (Deficit)

Balance, June 30, 2019	38,970	$39	$317,023	$32,075	$(615)	$(14,481)	$334,041

Shares issued in connection with share-based compensation plans	993	1	997	—	—	—	998
Share-based compensation	—	—	10,216	—	—	—	10,216
Purchase of treasury stock	—	—	—	—	—	(1,909)	(1,909)
Other comprehensive loss	—	—	—	—	(12)	—	(12)
Capped call transaction	—	—	(7,072)	—	—	—	(7,072)
Net loss	—	—	—	(33,366)	—	—	(33,366)

Balance, June 30, 2020	39,963	$40	$321,164	$(1,291)	$(627)	$(16,390)	$302,896

Shares issued in connection with share-based compensation plans	950	1	663	—	—	—	664
Share-based compensation	—	—	9,037	—	—	—	9,037
Purchase of treasury stock	—	—	—	—	—	(1,047)	(1,047)
Issuance of warrant	—	—	24,375	—	—	—	24,375
Other comprehensive income	—	—	—	—	79	—	79
Net loss	—	—	—	(363,475)	—	—	(363,475)

Balance, June 30, 2021	40,913	$41	$355,239	$(364,766)	$(548)	$(17,437)	$(27,471)

Shares issued in connection with share-based compensation plans	1,356	1	308	—	—	—	309
Share-based compensation	—	—	8,410	—	—	—	8,410
Purchase of treasury stock	—	—	—	—	—	(828)	(828)
Other comprehensive income	—	—	—	—	137	—	137
Net loss	—	—	—	(231,620)	—	—	(231,620)

Balance, June 30, 2022	42,269	$42	$363,957	$(596,386)	$(411)	$(18,265)	$(251,063)

The accompanying notes are an integral part of the Consolidated Financial Statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	June 30,
	2022	2021	2020
OPERATING ACTIVITIES:
Net loss	$(231,620)	$(363,475)	$(33,366)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	34,267	47,824	56,309
Deferred income tax expense (benefit)	—	117,890	(8,585)
Share-based compensation	8,410	9,037	10,216
Asset impairment charges	103,277	216,550	34,448
Loss (gain) on sale/disposal of assets	742	171	(159)
Gain on sale of intangible assets	(900)	—	—
Loss on extinguishment of debt	—	10,341	2,145
Accrual of payment-in-kind interest on Second Lien Credit Facility	18,380	3,642	—
Amortization of debt discount and other debt issuance costs	6,246	10,146	14,336
Provision for inventory write-downs	13,195	24,328	10,341
Accrual of contingent liability	10,946	—	—
Other noncash expenses	879	1,021	1,969
Changes in assets and liabilities which provided (used) cash:
Accounts receivable, net	42,593	26,854	39,064
Inventories	1,192	8,994	(9,237)
Income taxes receivable/payable	(1,724)	(20,437)	(14,465)
Other assets	(2,147)	2,509	4,095
Rebates payable	2,543	(19,150)	(8,000)
Royalties payable	(8,102)	(7,084)	4,648
Restructuring liability	482	(19)	(2,288)
Operating lease assets/liabilities	(955)	(194)	(1,464)
Accounts payable	152	(2,950)	19,042
Accrued expenses	(356)	(1,885)	2,213
Accrued payroll and payroll-related expenses	(2,338)	(5,624)	(3,620)
Other liabilities	(2,287)	2,362	(1,628)
Net cash (used in) provided by operating activities	(7,125)	60,851	116,014
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(8,739)	(10,415)	(18,330)
Proceeds from sale of property, plant and equipment	12,564	114	7,380
Advance to VIE	—	—	(250)
Purchases of intangible assets	(1,750)	(4,500)	(28,800)
Net cash provided by (used in) investing activities	2,075	(14,801)	(40,000)
FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	356,225	86,250
Purchase of capped call	—	—	(7,072)
Repayments of long-term debt	—	(437,926)	(146,700)
Proceeds from issuance of stock	309	664	998
Payment of debt issuance costs	—	(10,088)	(3,489)
Purchase of treasury stock	(828)	(1,047)	(1,909)
Net cash used in financing activities	(519)	(92,172)	(71,922)
Effect on cash and cash equivalents of changes in foreign exchange rates	137	79	(12)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(5,432)	(46,043)	4,080
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	98,286	144,329	140,249
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$92,854	$98,286	$144,329

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$30,718	$34,859	$51,928
Income taxes (refunded) paid	$(580)	$(36,830)	$7,787
Purchases of property, plant and equipment included in accounts payable	$1,667	$1,809	$2,295
Issuance of warrant in connection with Second Lien Credit Facility	$—	$24,375	$—

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

The Company operates a pharmaceutical manufacturing plant in Seymour, Indiana. During Fiscal 2022, the Company completed the sale of its Silarx Pharmaceuticals, Inc. (“Silarx”) facility in Carmel, New York. In connection with the sale, the buyer will continue to produce certain products on behalf of the Company at the Carmel facility while the Company completes the transfer of such products to its Seymour, Indiana plant. Refer to Note 3 “Restructuring Charges” for further details of the sale of the Silarx facility.

The Company’s customers include generic pharmaceutical distributors, drug wholesalers, chain drug stores, private label distributors, mail-order pharmacies, other pharmaceutical manufacturers, managed care organizations, hospital buying groups, governmental entities and health maintenance organizations.

COVID-19 Update

The COVID-19 pandemic continues to have an impact on the global economy and the way companies operate. In light of the economic impacts of COVID-19, the Company reviewed the assets on our Consolidated Balance Sheets as of June 30, 2022 and 2021, including intangible and other long-lived assets. Based on our review, the Company determined that no impairments or other write-downs specifically related to COVID-19 were necessary during Fiscal Year 2022 and Fiscal 2021. Our assessments were based on information currently available and is highly reliant on various assumptions. Changes in market conditions could impact the Company’s future outlook and may lead to impairments in the future.

While COVID-19 has thus far not had a material impact on the Company’s operations, we cannot reasonably predict the ultimate impact of COVID-19 on our future results of operations and cash flows due to the continued uncertainty around the duration and severity of the pandemic.

NYSE Notices of Failure to Satisfy a Continued Listing Rule or Standard

On March 2, 2022, we received notice from the New York Stock Exchange (the “NYSE”) that we were no longer in compliance with the NYSE continued listing standards, set forth in Section 802.01B of the NYSE’s Listed Company Manual, because the Company’s average global market capitalization over a consecutive 30 trading-day period was less than $50.0 million and, at the same time, our shareholders’ equity was less than $50.0 million. If the Company’s average global market capitalization over a consecutive 30 trading-day period drops below $15.0 million, the NYSE will initiate delisting proceedings. As of July 31, 2022, the 30 trading-day average global market capitalization of the Company was approximately $25.4 million, and the Company’s absolute market capitalization was approximately $25.0 million. In accordance with the NYSE listing requirements, we submitted a plan that demonstrates how we expect to return to compliance with Section 802.01B within 18 months. On May 26, 2022, the Company received notice from the NYSE that the plan was accepted. The NYSE will be performing quarterly reviews during the 18 months from the Company’s receipt of the First Notice for compliance with the goals and initiatives as outlined in the Company’s plan. Failure to satisfy the requisite goals or initiatives may result in the Company being subject to NYSE trading suspension at that time. The Company is required to achieve the minimum continued listing standards of either average global market capitalization over a consecutive 30 trading-day period of $50 million or total stockholders' equity of $50 million at the completion of the 18-month plan period, and failure to achieve any of the minimum requirements at the end of the 18-month period may result in the Company being suspended by the NYSE, which may make an application to the SEC to delist the Company’s Common Stock. There can be no assurances that the Company will maintain compliance with the plan.

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

If we are unable to satisfy the NYSE criteria for continued listing, our common stock would be subject to delisting. A delisting of our common stock could negatively impact us by, among other things, reducing the liquidity and market price of our common stock; reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; decreasing the amount of news and analyst coverage of the Company; limiting our ability to issue additional securities or obtain additional financing in the future; and leading to the acceleration of our debt maturities, which would put additional pressure on our liquidity and ability to continue to operate as a going concern. If the Company ceases to be listed or quoted on any of The NYSE, The Nasdaq Global Select Market or The Nasdaq Global Market (or any of their respective successors), holders of the outstanding 4.50% Convertible Senior Notes (the “Convertible Notes”) will have the option to require the Company to repurchase for cash all of such holder’s notes at 100% of the principal amount, plus accrued and unpaid interest. In addition, delisting from the NYSE may negatively impact our reputation and, consequently, our business.

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

Cash, cash equivalents and restricted cash

The Company considers all highly liquid investments with original maturities less than or equal to three months at the date of purchase to be cash and cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value, and consist of bank deposits and money market funds. The Company maintains its cash deposits and cash equivalents at well-known, stable financial institutions. Such amounts frequently exceed insured limits. In connection with the Second Lien Secured Loan Facility (“Second Lien Facility”), the Company is required to maintain at least $5 million in a deposit account at all times, subject to control by the Second Lien Collateral Agent. At June 30, 2022 and 2021, the Company classified this balance as restricted cash, which is included in other assets on the Consolidated Balance Sheets.

Presented in the table below is a reconciliation of the cash, cash equivalents and restricted cash amounts presented on the Consolidated Balance Sheets to the sum of such amounts presented on the Consolidated Statements of Cash Flows for the periods ended June 30, 2022, 2021 and 2020.

	June 30, 2022	June 30, 2021	June 30, 2020
Cash and cash equivalents	$87,854	$93,286	$144,329
Restricted cash, included in other assets	5,000	5,000	—
Cash, cash equivalents and restricted cash as presented on the Consolidated Statements of Cash Flows	$92,854	$98,286	$144,329

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

Intangible Assets

Definite-lived intangible assets are stated at cost less accumulated amortization. Amortization of definite-lived intangible assets is computed on a straight-line basis over the assets’ estimated useful lives, which commence upon shipment of the product. The Company continually evaluates the reasonableness of the useful lives of these assets. Indefinite-lived intangible assets, which includes in-process research and development (“IPR&D”) products, are not amortized, but instead are tested at least annually for impairment. The Company assesses the reclassification of indefinite-lived intangibles to definite-lived intangible assets when the Food and Drug Administration (“FDA”) approves drug applications, and the products are ready for commercialization. Costs to renew or extend the term of a recognized intangible asset are expensed as incurred.

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

Segment Information

The Company operates in one reportable segment, generic pharmaceuticals. As such, the Company aggregates its financial information for all products. The following table identifies the Company’s net sales by medical indication for fiscal years ended June 30, 2022, 2021 and 2020.

(In thousands)	Fiscal Year Ended June 30,
Medical Indication	2022	2021	2020
Analgesic	$15,737	$14,684	$8,680
Anti-Psychosis	11,790	43,720	104,934
Cardiovascular	45,376	65,987	88,576
Central Nervous System	78,325	95,115	77,256
Endocrinology	27,491	27,070	—
Gastrointestinal	51,026	67,540	73,477
Infectious Disease	28,009	67,761	73,237
Migraine	16,321	25,554	44,266
Respiratory/Allergy/Cough/Cold	8,961	9,258	11,576
Urinary	4,588	5,786	4,225
Other	41,285	35,312	35,013
Contract manufacturing revenue	11,670	20,991	24,504
Total net sales	$340,579	$478,778	$545,744

Customer, Supplier and Product Concentration

The following table presents the percentage of total net sales, for the fiscal years ended June 30, 2022, 2021 and 2020, for certain of the Company’s products, defined as products containing the same active ingredient or combination of ingredients, which accounted for at least 10% of total net sales in any of those periods:

	June 30,	June 30,	June 30,
	2022	2021	2020
Product 1	6%	12%	10%
Product 2	1%	7%	18%

The following table presents the percentage of total net sales, for the fiscal years ended June 30, 2022, 2021 and 2020, for certain of the Company’s customers which accounted for at least 10% of total net sales in any of those periods:

	June 30,	June 30,	June 30,
	2022	2021	2020
Customer A	24%	27%	25%
Customer B	19%	21%	23%
Customer C	14%	12%	11%

Revenue Recognition

Under Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, the Company recognizes revenue when (or as) we satisfy our performance obligations by transferring a promised good or service to a customer at an amount that reflects the consideration the Company is expected to be entitled. Our revenue consists almost entirely of sales of our pharmaceutical products to customers, whereby we ship product to a customer pursuant to a purchase order. Revenue contracts such as these do not generally give rise to contract assets or contract liabilities because: (i) the underlying contracts generally have only a single performance obligation and (ii) we do not generally receive consideration until the performance obligation is fully satisfied. Under ASC 606, Revenue from Contracts with Customers, the Company recognizes certain contract manufacturing arrangements “over time.”

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

Rebates

Rebates are offered to the Company’s key chain drug store, distributor and wholesaler customers to promote customer loyalty and increase product sales. These rebate programs provide customers with credits upon attainment of pre-established volumes or attainment of net sales milestones for a specified period. Other promotional programs are incentive programs offered to the customers. Additionally, as a result of the Patient Protection and Affordable Care Act (“PPACA”) enacted in the U.S. in March 2010, the Company participates in a cost-sharing program for certain Medicare Part D beneficiaries designed primarily for the sale of brand drugs and certain generic drugs if their FDA approval was granted under a New Drug Application (“NDA”) or 505(b) NDA versus an Abbreviated New Drug application ("ANDA”). Drugs purchased within the Medicare Part D coverage gap (commonly referred to as the “donut hole”) result in additional rebates. The Company estimates the reserve for rebates and other promotional credit programs based on the specific terms in each agreement when revenue is recognized. The reserve for rebates increases (decreases) as sales to certain wholesale and retail customers increase (decrease). However, since these rebate programs are not identical for all customers, the size of the reserve will depend on the mix of sales to customers that are eligible to receive rebates.

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

Leases

Under ASC Topic 842, Leases, when the Company enters into a new arrangement, it must determine, at the inception date, whether the arrangement is or contains a lease. This determination generally depends on whether the arrangement conveys to the Company the right to control the use of an explicitly or implicitly identified asset for a period of time in exchange for consideration. Control of an underlying asset is conveyed to the Company if the Company obtains the rights to direct the use of and to obtain substantially all of the economic benefits from using the underlying asset. Once a lease has been identified, the Company must determine the lease term, the present value of lease payments and the classification of the lease as either operating or financing.

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

Share-Based Compensation

Share-based compensation costs are recognized over the requisite service period, typically the vesting period, using a straight-line method, based on the fair value of the instrument on the date of grant less an estimate for expected forfeitures. The Company uses the Black-Scholes valuation model to determine the fair value of stock options, the stock price on the grant date to value restricted stock and the Monte-Carlo simulation model to determine the fair value of performance-based shares. The Black-Scholes valuation and Monte-Carlo simulation models include various assumptions, including the expected volatility, the expected life of the award, dividend yield and the risk-free interest rate as well as performance assumptions of peer companies. These assumptions involve inherent uncertainties based on market conditions which are generally outside the Company’s control. Changes in these assumptions could have a material impact on share-based compensation costs recognized in the Consolidated Financial Statements.

Self-Insurance

The Company self-insures for certain employee medical and prescription benefits. The Company also maintains stop loss coverage with third party insurers to limit its total liability exposure. The liability for self-insured risks is primarily calculated using independent third-party actuarial valuations which take into account actual claims, claims growth and claims incurred but not yet reported. Actual experience, including claim frequency and severity as well as health-care inflation, could result in different liabilities than the amounts currently recorded. The liability for self-insured risks under this plan was $0.5 million and $0.8 million as of June 30, 2022 and 2021, respectively, and is recorded in the accrued payroll and payroll-related expenses caption in the Consolidated Balance Sheets.

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

Earnings (Loss) Per Common Share

The presentation of basic and diluted earnings (loss) per common share is required on the face of the Company's Consolidated Statements of Operations as well as a reconciliation of the computation of basic earnings (loss) per common share to diluted earnings (loss) per common share. In accordance with ASC 260, Earnings per share, the Company computes earnings (loss) per share using the two-class method, which requires an allocation of earnings between the holders of common stock and the Company’s participating security holders. The warrants issued in connection with the Second Lien Secured Loan Facility (the “Warrants”) are considered participating securities, as discussed further in Note 12 “Warrants.” Basic earnings (loss) per share is calculated by dividing net income (loss) available to common stockholders, which excludes the income allocated to participating security holders, by the basic weighted average common shares outstanding.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options and Derivatives and Hedging - Contracts in Entity’s Own Equity, with changes to modify and simplify the application of U.S. GAAP for certain financial instruments with characteristics of liabilities and equity. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, with early adoption permitted. The ASU requires adoption using either the retrospective basis or the modified retrospective basis. The Company is currently evaluating the impact of ASU 2020-06, but does not currently expect it to have a material impact on its Consolidated Financial Statements.

Note 3. Restructuring Charges

2021 Restructuring Plan

On November 1, 2021, the Board of Directors authorized a restructuring and cost savings plan (the “2021 Restructuring Plan”) to further optimize its operations, improve efficiencies and reduce costs. Under the 2021 Restructuring Plan, the Company is consolidating its manufacturing footprint by transferring certain liquid drug production from its Silarx facility in Carmel, New York to the Company’s main plant in Seymour, Indiana. On March 31, 2022, the Company closed on the sale of the Silarx facility, which included equipment within the facility, certain ANDAs and other assets, to Chartwell Pharmaceuticals, LLC (“Chartwell”) and its subsidiaries for total consideration of $10.5 million. In connection with the sale, Chartwell is producing on behalf of the Company certain products at the Carmel facility for a period of up to 18 months while the Company completes the transfer of such products to its Seymour, Indiana plant. During the transition, the Company will scale back or phase out some small low-margin over-the-counter medicines from Carmel and continue to assess its portfolio, which may include introducing or discontinuing additional products.

In addition, the Company has scaled back two low-margin prescription products manufactured by Kremers Urban Pharmaceuticals, Inc. (“KUPI”) at its Seymour, Indiana facility as part of the restructuring program. The Company also scaled back its research and development operations in Philadelphia, PA and eliminated certain administrative positions that primarily supported those operations as well as the Silarx operations.

The actions contemplated under the 2021 Restructuring Plan are substantially complete as of June 30, 2022. The transfer of certain products from the Carmel facility to the Company’s main plant in Seymour, Indiana is in process and expected to continue into Fiscal 2023. The plan is expected to generate annual cost savings of approximately $20 million.

In connection with the sale of the Silarx facility, Chartwell has retained a majority of the employees at the facility. The Company has completed its reduction in headcount for the 2021 Restructuring Plan, which was approximately 140 positions and included the employees retained by Chartwell. The Company estimates that it will incur approximately $3.5 million to $4.5 million of total costs to implement the 2021 Restructuring Plan, comprised primarily of approximately $2.5 million of severance and employee-related costs and approximately $1.0 million to $2.0 million of tech transfer costs. The Company also expects to incur approximately $2.0 million to $3.0 million in capital expenditures to build out the liquid manufacturing business at the Seymour, Indiana facility.

A reconciliation of the charges in restructuring liabilities associated with the 2021 Restructuring Plan from June 30, 2021 through June 30, 2022 is set forth in the following table:

	Employee	Tech Transfer
(In thousands)	Separation Costs	Costs	Total
Balance at June 30, 2021	$—	$—	$—
Restructuring charges	2,529	248	2,777
Payments	(2,039)	(248)	(2,287)
Balance at June 30, 2022	$490	—	$490

Note 4. Accounts Receivable

Accounts receivable consisted of the following components at June 30, 2022 and 2021:

	June 30,	June 30,
(In thousands)	2022	2021
Gross accounts receivable	$199,242	$239,271
Less: Chargebacks reserve	(54,501)	(69,564)
Less: Rebates reserve	(26,921)	(16,272)
Less: Returns reserve	(46,478)	(38,395)
Less: Other deductions	(14,117)	(15,505)
Less: Allowance for doubtful accounts	(984)	(701)
Accounts receivable, net	$56,241	$98,834

For the fiscal year ended June 30, 2022, the Company recorded a provision for chargebacks, rebates, returns and other deductions of $437.7 million, $98.4 million, $33.3 million and $45.2 million, respectively. For the fiscal year ended June 30, 2021, the Company recorded a provision for chargebacks, rebates, returns and other deductions of $650.3 million, $133.9 million, $20.3 million and $68.2 million, respectively. For the fiscal year ended June 30, 2020, the Company recorded a provision for chargebacks, rebates, returns and other deductions of $761.8 million, $223.9 million, $16.9 million and $88.5 million, respectively.

The following table identifies the activity and ending balances of each major category of revenue-related reserve for fiscal years 2022, 2021 and 2020:

Reserve Category
(In thousands)	Chargebacks	Rebates	Returns	Other	Total
Balance at June 30, 2019	$89,567	78,274	55,554	18,128	241,523
Current period provision	761,787	223,932	16,863	88,468	1,091,050
Credits issued during the period	(789,477)	(239,495)	(31,621)	(89,039)	(1,149,632)
Balance at June 30, 2020	61,877	62,711	40,796	17,557	182,941
Current period provision	650,317	133,898	20,280	68,177	872,672
Credits issued during the period	(642,630)	(161,312)	(22,681)	(70,229)	(896,852)
Balance at June 30, 2021	69,564	35,297	38,395	15,505	158,761
Current period provision	437,680	98,379	33,258	45,200	614,517
Credits issued during the period	(452,743)	(85,187)	(25,175)	(46,588)	(609,693)
Balance at June 30, 2022	$54,501	$48,489	$46,478	$14,117	$163,585

For the fiscal years ended June 30, 2022, 2021 and 2020, as a percentage of gross sales the provision for chargebacks was 46.4%, 48.9% and 47.2%, respectively, the provision for rebates was 10.4%, 10.1% and 13.9%, respectively, the provision for returns was 3.5%, 1.5% and 1.0%, respectively and the provision for other adjustments was 4.8%, 5.1% and 5.5%, respectively.

Overall reserves increased primarily as a result of the timing of rebate payments as well as higher than average returns in recent periods for certain products in the endocrinology medical indication category. The increase was partially offset by lower net sales in the three months ended June 30, 2022 as compared to the three months ended June 30, 2021.

Note 5. Inventories

Inventories at June 30, 2022 and 2021 consisted of the following:

	June 30,	June 30,
(In thousands)	2022	2021
Raw Materials	$39,297	$45,370
Work-in-process	9,313	12,685
Finished Goods	46,548	51,490
Total	$95,158	$109,545

During the fiscal years ended June 30, 2022, 2021 and 2020, the Company recorded write-downs to net realizable value for excess and obsolete inventory of $13.2 million, $24.3 million and $10.3 million, respectively. The significant increase in write-downs for excess and obsolete inventory in Fiscal 2021 compared to Fiscal 2020 was primarily related to the discontinuation of certain product lines during that fiscal year.

Note 6. Property, Plant and Equipment

Property, plant and equipment at June 30, 2022 and 2021 consisted of the following:

		June 30,	June 30,
(In thousands)	Useful Lives	2022	2021
Land	—	$533	$1,783
Building and improvements	10 - 39 years	93,701	103,082
Machinery and equipment	5 - 10 years	158,854	166,617
Furniture and fixtures	5 - 7 years	3,367	3,399
Less accumulated depreciation		(136,433)	(123,294)
		120,022	151,587
Construction in progress		13,156	15,087
Property, plant and equipment, net		$133,178	$166,674

As a result of the 2021 Restructuring Plan, the Company performed a fair value analysis of the Silarx facility and certain equipment at the facility, which resulted in an $8.4 million impairment charge in the second quarter of Fiscal 2022. The Company subsequently completed the sale of the Silarx facility in the third quarter of Fiscal 2022.

Depreciation expense for the fiscal years ended June 30, 2022, 2021 and 2020 was $21.3 million, $22.9 million and $24.3 million, respectively.

Property, plant and equipment, net included amounts held in foreign countries in the amount of $0.7 million at June 30, 2022 and $0.6 million at June 30, 2021.

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

The Company follows the authoritative guidance of ASC Topic 820, Fair Value Measurements and Disclosures. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The authoritative guidance also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The hierarchy is defined as follows:

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

Financial Instruments Disclosed, But Not Reported, at Fair Value

We estimate the fair value of 7.750% senior secured notes due 2026 (the “Notes”) and the Convertible Notes using market quotations for debt that have quoted prices in active markets (Level 1). Since our Second Lien Facility does not trade on a daily basis in an active market, the fair value estimate is based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities (Level 2). The estimated fair value of the Notes was approximately $140 million and $347 million as of June 30, 2022 and 2021, respectively. The estimated fair value of the Second Lien Facility was approximately $76 million and $189 million as of June 30, 2022 and 2021, respectively. The decline in the fair value of the Notes and Second Lien Facility is primarily a reflection of the increased competitive pressures on the Company’s recent financial performance, which, in part, resulted in a downgrade to the Company’s credit rating. The estimated fair value of our 4.50% Convertible Senior Notes was approximately $25 million and $53 million as of June 30, 2022 and 2021, respectively. The fair value as of June 30, 2022 was lower than the carrying value primarily due to the Company’s stock price of $0.58 at June 30, 2022 as compared to the $15.29 conversion price.

Note 8. Intangible Assets

Intangible assets, net as of June 30, 2022 and June 30, 2021, consisted of the following:

	Weighted	Gross Carrying Amount		Accumulated Amortization		Intangible Assets, Net
	Avg. Life	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,
(In thousands)	(Yrs.)	2022	2021	2022	2021	2022	2021
Definite-lived:
KUPI product rights	—	$—	$83,955	$—	$(4,198)	$—	$79,757
KUPI trade name	2	2,920	2,920	(2,920)	(2,920)	—	—
KUPI other intangible assets	15	19,000	19,000	(8,362)	(7,095)	10,638	11,905
Silarx product rights	15	20,000	20,000	(6,222)	(4,889)	13,778	15,111
Other product rights	7	16,242	35,918	(8,479)	(8,856)	7,763	27,062
Total definite-lived		$58,162	$161,793	$(25,983)	$(27,958)	$32,179	$133,835

Indefinite-lived:
KUPI in-process research and development	—	$—	$4,000	$—	$—	$—	$4,000
Total indefinite-lived		—	4,000	—	—	—	4,000
Total intangible assets, net		$58,162	$165,793	$(25,983)	$(27,958)	$32,179	$137,835

For the fiscal years ended June 30, 2022, 2021 and 2020, the Company recorded amortization expense of $12.9 million, $24.9 million and $32.0 million, respectively.

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

In the fourth quarter of Fiscal 2022, the Company reviewed recent market trends and, consequently, anticipates additional competitive pressures on various key products within its intangible asset portfolio. Accordingly, the Company adjusted its expectations downward for these products, which represented a triggering event for several of its intangible assets. Prior to performing the impairment analysis, the Company reclassed $4.0 million of KUPI IPR&D assets into KUPI product rights as a result of the FDA approval of the drug application and expected commercialization of the product in Fiscal 2023. As a result of the impairment analysis, the Company recorded a full impairment of its KUPI product rights portfolio, totaling $39.1 million. In addition, the Company recorded impairment charges totaling $16.1 million related to the other product rights category of definite-lived intangible assets, which included the intangible assets associated with the distribution and supply agreement with Cediprof, Inc., the products acquired in Fiscal 2018 from a subsidiary of Endo International plc, the distribution and supply agreement with Sinotherapeutics, Inc., the license agreement with Andor Pharmaceuticals, LLC, and one of the products acquired in Fiscal 2018 from UCB.

Future annual amortization expense consists of the following:

(In thousands)	Amortization
Fiscal Year Ending June 30,	Expense
2023	$4,455
2024	4,160
2025	3,966
2026	3,706
2027	3,560
Thereafter	12,332
$32,179

Note 9. Long-Term Debt

Long-term debt, net consisted of the following:

	June 30,	June 30,
(In thousands)	2022	2021
7.75% Senior Secured Notes due 2026	$350,000	$350,000
Unamortized discount and other debt issuance costs	(4,599)	(5,594)
7.75% Senior Secured Notes due 2026, net	345,401	344,406
Second Lien Secured Loan Facility due 2026 ($190.0M Principal, $5.7M Exit Fee, and $22.0M and $3.6M accrued PIK interest at June 30, 2022 and June 30, 2021 respectively)	217,721	199,342
Unamortized discount and other debt issuance costs	(32,308)	(36,701)
Second Lien Secured Loan Facility due 2026, net	185,413	162,641
4.50% Convertible Senior Notes due 2026	86,250	86,250
Unamortized discount and other debt issuance costs	(2,116)	(2,614)
4.50% Convertible Senior Notes, net	84,134	83,636
$45.0 million Amended ABL Credit Facility	—	—
Total long-term debt, net	$614,948	$590,683

The weighted average interest rate was 9.0% for Fiscal 2022 and 8.0% for Fiscal 2021.

On April 22, 2021, the Company issued $350.0 million aggregate principal amount of the Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”) and outside the United States to persons other than U.S. persons in reliance upon Regulation S under the Securities Act. The Notes bear interest semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2021, at a rate of 7.750% per annum in cash. The Notes will mature on April 15, 2026, unless earlier redeemed or repurchased in accordance with their terms.

On April 5, 2021, the Company entered into an Exchange Agreement with certain participating lenders to exchange a portion of their existing Term B Loans for Second Lien Loans pursuant to a new $190.0 million Second Lien Facility. On April 22, 2021, in connection with the issuance of the Notes and the entrance into the Amended ABL Credit Facility, which is discussed further below, the exchange between the Company and the participating lenders was consummated. From the Closing Date until the one-year anniversary of the Closing Date, the Second Lien Loans bear 10.0% PIK interest. Thereafter, the Second Lien notes will bear 5.0% cash interest and 5.0% PIK interest until maturity, except to the extent the Company elects to pay all or portion of the PIK interest in cash. To date, the Company has not paid any PIK interest in cash. The Second Lien Loans will mature on July 21, 2026. In connection with the Second Lien Facility, the Company issued to the Participating Lenders Warrants to purchase up to 8,280,000 shares of common stock of the Company at an exercise price of $6.88 per share. Refer to Note 12 “Warrants” for further information on the Warrants issued.

In connection with the Second Lien Facility, the Company is required to maintain at least $5.0 million in a deposit account at all times subject to control by the Second Lien Collateral Agent, and a minimum cash balance of $15.0 million as of the last day of each month. At June 30, 2022, the Company classified the $5.0 million required deposit account balance as restricted cash, which is included in other assets caption in the Consolidated Balance Sheet.

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

On September 27, 2019, the Company issued $86.3 million aggregate principal amount of the Convertible Notes in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The Convertible Notes are senior unsecured obligations of the Company and bear interest at an annual rate of 4.50% payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2020. The Convertible Notes will mature on October 1, 2026, unless earlier repurchased, redeemed or converted in accordance with their terms. The Convertible Notes are convertible into shares of the Company’s common stock at an initial conversion rate of 65.4022 shares per $1,000 principal amount of Convertible Notes (which is equivalent to an initial conversion price of approximately $15.29 per share), subject to adjustments upon the occurrence of certain events (but will not be adjusted for any accrued and unpaid interest). The Company may redeem all or a part of the Convertible Notes on or after October 6, 2023 at a redemption price equal to 100% of the principal amount of the Convertible Notes redeemed, plus accrued and unpaid interest, if any, up to, but excluding, the redemption date, subject to certain conditions relating to the Company’s stock price having been met. Following certain corporate events that occur prior to the maturity date or if the Company delivers a notice of redemption, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its Convertible Notes in connection with such corporate event or notice of redemption. The indenture covering the Convertible Notes contains certain other customary terms and covenants, including that upon certain events of default occurring and continuing, either the trustee or holders of at least 25% in principal amount of the outstanding Convertible Notes may declare 100% of the principal of, and accrued and unpaid interest on, all the Convertible Notes to be due and payable. In addition, if the Company ceases to be listed or quoted on any of The NYSE, The Nasdaq Global Select Market or The Nasdaq Global Market (or any of their respective successors), holders of the outstanding Convertible Notes will have the option to require the Company to repurchase for cash all of such holder’s notes at 100% of the principal amount, plus accrued and unpaid interest. See Note 1 “The Business and Nature of Operations” for additional information regarding the out-of-compliance notices received from the NYSE.

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

Long-term debt amounts due, for the twelve-month periods ending June 30 were as follows:

Amounts Payable
(In thousands)	to Institutions
2023	$—
2024	—
2025	—
2026	350,000
2027	303,971
Total	$653,971

The long-term debt amounts due above include accrued PIK interest on the Second Lien Facility as of June 30, 2022. Beginning on April 22, 2022, which is the one-year anniversary of the closing date of the Second Lien Facility, the Company may now elect to pay in cash any interest previously required to be paid in the form of PIK interest. To date, the Company has not paid any PIK interest in cash.

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

State Attorneys General and Private Plaintiffs Antitrust and Consumer Protection Litigation

In December 2016, the Connecticut Attorney General and various other State Attorneys General filed a civil complaint alleging that six pharmaceutical companies engaged in anti-competitive behavior. The Company was not named in the action and does not compete on the products that formed the basis of the complaint. The complaint was later transferred for pretrial purposes to the United States District Court for the Eastern District of Pennsylvania as part of a multidistrict litigation captioned In re: Generic Pharmaceuticals Pricing Antitrust Litigation (the “MDL”). On October 31, 2017, the State Attorneys General filed a motion for leave to amend their complaint to add numerous additional defendants, including the Company, and claims relating to 13 additional drugs. The District Court granted that motion on June 5, 2018. The State Attorneys General filed their amended complaint on June 18, 2018. The claim relating to Lannett involves alleged price-fixing for one drug, doxycycline monohydrate, but does not involve the pricing for digoxin. The State Attorneys General also allege that all defendants were part of an overarching, industry-wide conspiracy to allocate markets and fix prices generally. On August 15, 2019, the Court denied the defendants' joint motion to dismiss the overarching conspiracy claims but has yet to decide an individual motion filed by the Company to dismiss the overarching conspiracy claims as to it. On June 7, 2022, the Court granted a joint motion of all defendants to dismiss the federal claim of the State Attorneys General for disgorgement of defendants’ allegedly ill-gotten gains, but denied defendants’ motion to dismiss their parens patriae federal claims for injunctive relief due to lack of standing.

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

Sandoz, Inc.

On July 20, 2020, Sandoz, Inc. (“Sandoz”) filed a complaint in federal court in Philadelphia, alleging claims for tortious interference with contract, unfair competition and conversion of confidential information, arising out of Cediprof, Inc.’s (“Cediprof”) termination of Sandoz’s contract to distribute levothyroxine tablets in the United States and certain territories. Along with the complaint, Sandoz filed a motion for a temporary restraining order and preliminary injunction, seeking to enjoin the Company from commencing the distribution of levothyroxine tablets on August 3, 2020. On the same day, Sandoz filed a separate complaint and application for a temporary restraining order and preliminary injunction against Cediprof in federal court in New York, seeking to prevent Cediprof from selling its levothyroxine tablets in the United States and certain of its territories to anyone other than Sandoz. On July 27, 2020, the New York court held a hearing and denied Sandoz’s application for a temporary restraining order, ruling Sandoz had failed to establish irreparable harm. Sandoz subsequently dismissed the complaint and is proceeding against Cediprof in an Arbitration in New York, where the Company has agreed to indemnify Cediprof. On July 28, 2020, the Philadelphia court held a hearing and denied Sandoz’s application for a temporary restraining order, ruling that Sandoz had failed to establish irreparable harm and failed to establish that it is likely to succeed on the merits of its claim against Lannett. On October 5, 2020, the Company filed a motion to dismiss the complaint. On December 28, 2020, the Court granted in part and denied in part the motion, dismissing certain of the claims. The Company has filed a motion to stay the case pending the Arbitration of the Sandoz/Cediprof dispute. On January 11, 2021, the Company filed an answer and counterclaim to the complaint. Upon the conclusion of fact discovery, the Court entered an order on July 16, 2021 staying the remaining deadlines in the case pending the outcome of the Arbitration between Sandoz and Cediprof, which began on January 31, 2022. On August 5, 2022, the Arbitrator issued a final award, finding that Cediprof had breached the Sandoz contract and determining that Sandoz is entitled to lost profits, among other damages. The portion of the award subject to indemnification from the Company amounted to $10.9 million, which the Company has accrued as of June 30, 2022. The Company’s indemnification obligation will only be triggered if and when Cediprof pays the award.

Ranitidine Oral Solution, USP

On June 1, 2020, a class action complaint was served upon the Company and approximately forty-five (45) other companies asserting claims for personal injury arising from the presence of NDMA in Ranitidine products. The complaint is consolidated in a multidistrict litigation (“MDL”) pending in the United States District Court for the Southern District of Florida. The Company filed a motion to dismiss the complaint filed in the MDL which was granted with leave to amend on December 31, 2020. The plaintiffs filed a First Amended complaint on February 9, 2021, to which the generic manufacturer defendants, including the Company, filed a renewed motion to dismiss all claims. On July 8, 2021, the Court issued an Order granting the motion and dismissing all claims with prejudice based on federal preemption. The Plaintiffs filed an appeal to the Eleventh Circuit Court of Appeals. The appeal is currently pending.

The Attorney General of New Mexico filed a complaint asserting claims regarding the presence of NDMA in Ranitidine products. The complaint was conditionally transferred to the MDL, but ultimately remanded back to the state court. The Company, along with other defendants filed a motion to dismiss on preemption grounds. The motion was denied on August 17, 2021. The Company with several other codefendants have filed (i) a motion for reconsideration of the denial on preemption grounds; and (ii) a motion to dismiss on personal jurisdiction grounds. The Company’s motions are pending and discovery is ongoing.

The Mayor of Baltimore filed a complaint asserting claims regarding the presence of NDMA in Ranitidine products. The complaint was conditionally transferred to the MDL, but ultimately remanded back to the state court. The Company filed a motion to dismiss on preemption grounds, which was granted on February 1, 2022. The Mayor of Baltimore is proceeding against other defendants. The Company is monitoring the litigation in the event of a final judgment or interlocutory appeal.

In 2021, two separate complaints were filed against the Company and others in Philadelphia Court of Common Pleas by parents on behalf of minor children regarding the presence of NDMA in Ranitidine. The Company filed preliminary objections to both of the complaints, seeking dismissal on the basis of preemption and pleading insufficiency grounds. The Philadelphia Court of Common Pleas denied the Company’s preliminary objections in the first filed case. The Company has since filed an answer and new matter. A case management order is currently pending. The Philadelphia Court of Common Pleas granted the Company’s preliminary objections in the second case and, thereafter, the plaintiff filed an amended complaint. The Company renewed its preliminary objections, which are pending. Motions to consolidate these complaints with other ranitidine cases in the same jurisdiction was filed and granted.

The Company has placed its insurance carrier on notice of the claims and the carrier has appointed counsel to defend the Company.

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

Note 11. Commitments

Leases

At June 30, 2022 and 2021, the Company has a ROU lease asset of $9.6 million and $10.6 million, respectively, and a ROU liability of $12.1 million and $13.1 million, respectively. The current balance of the ROU liability at June 30, 2022 and 2021 was $2.1 million and $2.0 million, respectively.

Components of lease costs are as follows:

	Fiscal Year Ended
	June 30,
(In thousands)	2022	2021
Operating lease cost	$1,822	$1,754
Variable lease cost	190	133
Short-term lease cost (a)	335	448
Total	$2,347	$2,335

______________________

(a) Not recorded on the Consolidated Balance Sheet

Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

	Fiscal Year Ended
	June 30,
(In thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,970	$1,916
Non-cash activity:
ROU assets obtained in exchange for new operating lease liabilities	$—	$2,275

Weighted average remaining lease term and discount rate for our operating leases are as follows:

	Fiscal Year Ended
	June 30,
	2022		2021
Weighted-average remaining lease term	9	years	10	years
Weighted-average discount rate	8.5%		8.5%

Maturities of lease liabilities by fiscal year for our operating leases are as follows:

(In thousands)	Amounts Due
2023	$2,064
2024	2,083
2025	2,103
2026	2,124
2027	2,145
Thereafter	6,368
Total lease payments	16,887
Less: Imputed interest	4,829
Present value of lease liabilities	$12,058

Other Commitments

In Fiscal 2020, the Company executed a License and Collaboration Agreement with North South Brother Pharmacy Investment Co., Ltd. and HEC Group PTY, Ltd. (collectively, “HEC”) to develop an insulin glargine product that would be biosimilar to Lantus Solostar. Under the terms of the deal, among other things, the Company shall fund up to the initial $32.0 million of the development costs and split 50/50 any development costs in excess thereof. As of June 30, 2022, the Company has incurred approximately $8.2 million of development costs towards the $32.0 million commitment made by the Company. Lannett shall receive an exclusive license to distribute and market the product in the United States upon FDA approval under the 50/50 profit split for the first ten years following commercialization, followed by a 60/40 split in favor of HEC for the following five years. To date, the COVID-19 pandemic has not had a material impact on the development of the insulin glargine product. Although, as a result of stricter procedures required during the pandemic, there is expected to be a several month delay in completing our upcoming clinical trial. The timing of the product development and approval could be further delayed as the COVID-19 pandemic continues.

On February 8, 2021, the Company executed a License and Collaboration Agreement and a Supply Agreement with Sunshine Lake Pharma Co., Ltd. an HEC Group company (“Sunshine”) with respect to the development of a biosimilar insulin aspart product. Under the terms of the deal, among other things, the Company shall fund up to the initial $32.0 million of the development costs, provided that if total development and other costs paid by Lannett are less than $32.0 million then the difference will be paid to Sunshine over the first year of commercialization. As of June 30, 2022, the Company has incurred approximately $1.0 million towards the $32.0 million commitment made by the Company. The parties shall negotiate the sharing of any development costs in excess of $32.0 million. Lannett shall receive an exclusive license to distribute and market the product in the United States upon FDA approval under the 50/50 profit split for the first ten years following commercialization, followed by a 60/40 split in favor of Sunshine for the following five years.

In conjunction with the HEC collaboration efforts to develop biosimilar insulin glargine and aspart, the Company also separately entered into two Customization and Supply agreements with Ypsomed AG (“Ypsomed”) in October 2020 and July 2021 to develop, manufacture and supply an injection device to be used with both insulin products. In April 2022, the Company executed an amendment to the Customization and Supply agreements to allow Ypsomed to expand their production capacity to meet the anticipated demand. Under the terms of the deal, the Company is required to pay 14 million Swiss Francs (“CHF”) to Ypsomed over various future milestone dates to fund the capacity expansion in exchange for a predetermined discount on future purchases of the injection device. In April 2022, The Company paid Ypsomed 4.0 million CHF, the equivalent of approximately $4.3 million, which is recorded in the other assets caption of the Consolidated Balance Sheet as of June 30, 2022. The remaining 4.0 million and 6.0 million CHF payments are to be paid in installments in calendar years 2023 and 2024, respectively.

Note 12. Warrants

In connection with the Second Lien Facility, the Company issued to the Participating Lenders Warrants to purchase up to 8,280,000 shares of common stock of the Company at an exercise price of $6.88 per share. The Warrants were issued on April 22, 2021 with an eight-year term. The Participating Lenders received registration rights with respect to the shares of common stock of the Company to be received upon exercise of the Warrants. The Company concluded that the Warrants were indexed to its own stock and, therefore, are classified as an equity instrument. In accordance with ASC 470, Debt, the Company allocated the proceeds of the Second Lien Facility issuance based on the relative fair value of the debt instrument and the Warrants separately at the time of issuance, which was determined using the Black-Scholes valuation model. The relative fair value allocated to the Warrants was $24.4 million at the issuance date.

The holders of the Warrants are entitled to receive dividends or distributions of any kind made to the common stockholders to the same extent as if the holder had exercised the Warrant into common stock. Although the Company did not issue or declare dividends during the period, the Warrants are considered participating securities under ASC 260, Earnings per share, for purposes of calculating earnings (loss) per share under the two-class method. Refer to Note 13 “Loss Per Common Share” for further details of the two-class method and the Company’s calculation of earnings (loss) per share.

Note 13. Loss Per Common Share

A reconciliation of the Company’s basic and diluted loss per common share was as follows:

	For Fiscal Year Ended June 30,
(In thousands, except share and per share data)	2022	2021	2020
Numerator:
Net loss	$(231,620)	$(363,475)	$(33,366)
Net income allocated to participating securities for the Warrants	—	—	—
Interest expenses applicable to the Convertible Notes, net of tax	—	—	—
Amortization of debt issuance costs applicable to the Convertible Notes, net of tax	—	—	—
Adjusted "if-converted" net loss	$(231,620)	$(363,475)	$(33,366)

Denominator:
Basic weighted average common shares outstanding	40,350,522	39,391,589	38,592,618
Effect of potentially dilutive options and restricted stock awards	—	—	—
Effect of conversion of the Convertible Notes	—	—	—
Effect of participating securities for the Warrants	—	—	—
Diluted weighted average common shares outstanding	40,350,522	39,391,589	38,592,618

Loss per common share:
Basic	$(5.74)	$(9.23)	$(0.86)
Diluted	$(5.74)	$(9.23)	$(0.86)

In accordance with ASC 260, Earnings per share, the Company computes earnings (loss) per share using the two-class method, which requires an allocation of earnings between the holders of common stock and the Company’s participating security holders. Basic earnings (loss) per share is calculated by dividing net income (loss) available to common stockholders, which excludes the income allocated to participating security holders, by the basic weighted average common shares outstanding. For purposes of determining diluted earnings per share, the Company further adjusts the basic earnings per share to include the effect of potentially dilutive shares outstanding, including options and restricted stock awards, the Convertible Notes, and the Warrants. In this calculation, the Company reallocates net income based on the rights of each potentially dilutive share and will report the most dilutive earnings (loss) per share. Because the Warrants do not participate in losses, the Company will allocate undistributed earnings when calculating basic and diluted earnings per share in periods of net income only. The effect of the Warrants is excluded from the calculation of basic and diluted loss per share in the fiscal years ended June 30, 2022 and 2021.

The number of anti-dilutive shares that have been excluded in the computation of diluted earnings per share for the fiscal years ended June 30, 2022, 2021 and 2020 were 7.9 million, 8.0 million and 6.6 million, respectively. The effect of potentially dilutive shares was excluded from the calculation of diluted loss per share in the fiscal years ended June 30, 2022, 2021 and 2020 because the effect of including such securities would be anti-dilutive.

Note 14. Share-based Compensation

At June 30, 2022, the Company had two share-based employee compensation plans (the 2014 Long-Term Incentive Plan (“LTIP”) and the 2021 LTIP). Together these plans authorized an aggregate total of 8.0 million shares to be issued. As of June 30, 2022, the plans have a total of 1.5 million shares available for future issuances.

Historically, the Company has issued share-based compensation awards with a vesting period ranging up to 3 years and a maximum contractual term of 10 years. As of June 30, 2022, there was $8.3 million of total unrecognized compensation cost related to non-vested share-based compensation awards. That cost is expected to be recognized over a weighted average period of 1.6 years.

Stock Options

The Company measures share-based compensation costs for options using the Black-Scholes option pricing model. There were no stock options granted during the fiscal year ended June 30, 2022. The following table presents the weighted average assumptions used to estimate fair values of the stock options granted, the estimated annual forfeiture rates used to recognize the associated compensation expense and the weighted average fair value of the options granted during the fiscal years ended June 30:

	2021		2020
Risk-free interest rate	0.2%		1.9%
Expected volatility	82.5%		73.7%
Expected dividend yield	—%		—%
Forfeiture rate	—%		—%
Expected term	5.0	years	5.1	years
Weighted average fair value	$3.86		$4.00

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

A stock option summary as of June 30, 2022, 2021 and 2020 and changes during the years then ended, is presented below:

				Weighted
		Weighted-		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
(In thousands, except for weighted average price and life data)	Awards	Price	Value	Life (yrs.)

Outstanding at June 30, 2019	572	$17.56	$273	5.0
Granted	522	$6.57
Exercised	(56)	$5.42	$237
Forfeited, expired or repurchased	(47)	$24.73
Outstanding at June 30, 2020	991	$12.11	$678	5.6
Granted	309	$5.95
Exercised	(37)	$4.12	$61
Forfeited, expired or repurchased	(217)	$17.17
Outstanding at June 30, 2021	1,046	$9.51	$25	7.2
Exercised	(3)	$3.55	$2
Forfeited, expired or repurchased	(108)	$14.63
Outstanding at June 30, 2022	935	$8.94	$—	6.5

Vested and expected to vest at June 30, 2022	935	$8.94	$—	6.5
Exercisable at June 30, 2022	530	$10.98	$—	5.6

Restricted Stock

The Company measures restricted stock compensation costs based on the stock price at the grant date less an estimate for expected forfeitures. The annual forfeiture rate used to calculate compensation expense was 6.5% for fiscal years ended June 30, 2022, 2021 and 2020.

A summary of restricted stock awards as of June 30, 2022, 2021 and 2020 and changes during the fiscal years then ended, is presented below:

		Weighted
		Average Grant-date	Aggregate
(In thousands, except for weighted average price data)	Awards	Fair Value	Intrinsic Value

Non-vested at June 30, 2019	1,288	$11.63
Granted	941	6.45
Vested	(773)	10.54	$6,401
Forfeited	(112)	10.75
Non-vested at June 30, 2020	1,344	$8.70
Granted	901	5.74
Vested	(805)	8.60	$4,668
Forfeited	(90)	9.18
Non-vested at June 30, 2021	1,350	$6.75
Granted	1,110	4.14
Vested	(1,002)	5.97	$3,789
Forfeited	(103)	5.54
Non-vested at June 30, 2022	1,355	$5.28

Performance-Based Shares

The Company grants performance-based awards to certain key executives. The stock-settled awards will cliff vest based on a three-year performance measurement period. Awards issued prior to July 2021 are based on relative Total Shareholder Return (“TSR”) over a three-year period, which, in accordance with ASC 718, Compensation – Stock Compensation, are considered awards tied to market conditions. Half of the performance shares granted in July 2021 will be tied to our relative TSR, consistent with awards granted in prior years, with the other half tied to a variety of strategic portfolio goals, which, in accordance with ASC 718, Compensation – Stock Compensation, are considered awards tied to performance conditions. The Company measures share-based compensation cost for TSR awards using a Monte-Carlo simulation model. Compensation cost for awards tied to strategic portfolio goals is measured using the stock price at the grant date and is recognized based on performance at target award levels. However, in accordance with ASC 718, Compensation – Stock Compensation, the Company will assess the probability that the strategic portfolio goals will be met and adjust the cumulative compensation cost recognized accordingly at each reporting period.

A summary of performance-based share awards as of June 30, 2022, 2021 and 2020 and changes during the current fiscal years then ended, is presented below:

		Weighted
		Average Grant-date
(In thousands, except for weighted average price and life data)	Awards	Fair Value

Non-vested at June 30, 2019	72	$19.92
Granted	178	10.71
Vested	(46)	15.08
Non-vested at June 30, 2020	204	$12.99
Granted	339	9.22
Performance adjustment (1)	(12)	25.58
Non-vested at June 30, 2021	531	$10.29
Granted	617	6.04
Performance adjustment (2)	(40)	17.69
Vested	(58)	7.72
Non-vested at June 30, 2022	1,050	$7.65

________________________________________

(1)	Represents the adjustment based on the performance of the September 2017 awards, which was below the Threshold goal level resulting in no shares vesting at the end of the three-year performance period.
(2)	Represents the adjustment based on the performance of the July 2018 awards, which was below the Threshold goal level resulting in no shares vesting at the end of the three-year performance period.

Employee Stock Purchase Plan

In February 2003, the Company’s stockholders approved an Employee Stock Purchase Plan (“2003 ESPP”), under which the Company is authorized to issue 1.1 million shares of the Company’s common stock. The 2003 ESPP was implemented on April 1, 2003 and is qualified under Section 423 of the Internal Revenue Code. In January 2022, the stockholders of the Company approved a new ESPP (“2022 ESPP” and, together with the 2003 ESPP, “ESPPs”). The Company is authorized to issue an additional 1.5 million shares of the Company’s common stock under the 2022 ESPP, which is qualified under Section 423 of the Internal Revenue Code. During the fiscal years ended June 30, 2022, 2021 and 2020, 293 thousand shares, 109 thousand shares and 118 thousand shares were issued under the ESPPs, respectively. As of June 30, 2022, 1.3 million total cumulative shares have been issued under the ESPPs. Employees eligible to participate in the ESPP may purchase shares of the Company’s stock at 85% of the lower of the fair market value of the common stock on the first day of the calendar quarter, or the last day of the calendar quarter. Under the ESPP, employees can authorize the Company to withhold up to 10% of their compensation during any quarterly offering period, subject to certain limitations.

The following table presents the allocation of share-based compensation costs recognized in the Consolidated Statements of Operations by financial statement line item:

	For Fiscal Year Ended June 30,
(In thousands)	2022	2021	2020
Selling, general and administrative expenses	$7,536	$7,016	$7,087
Research and development expenses	181	538	801
Cost of sales	693	1,483	2,328
Total	$8,410	$9,037	$10,216

Tax benefit at statutory rate	$1,892	$2,033	$2,299

Note 15. Employee Benefit Plan

The Company has a 401(k) defined contribution plan (the “Plan”) covering substantially all employees. Pursuant to the Plan provisions, the Company is required to make matching contributions equal to 50% of each employee’s contribution, not to exceed 4% of the employee’s compensation for the Plan year. Beginning January 1, 2021, the Company reduced the matching contribution to 50% of each employee’s contribution, not to exceed 2% of the employee’s compensation for the Plan year. Contributions to the Plan during the fiscal years ended June 30, 2022, 2021 and 2020 were $1.1 million, $1.6 million and $2.2 million, respectively.

In Fiscal 2020, the Company implemented a non-qualified deferred compensation plan for certain senior-level management and executives. The non-qualified deferred compensation plan allows certain eligible employees to defer additional pre-tax earnings for retirement, beyond the IRS limits in place under the Plan. Contributions to the non-qualified deferred compensation plan during Fiscal 2022 were not material.

Note 16. Income Taxes

The following table summarizes the components of the provision for income taxes for the fiscal years ended June 30:

(In thousands)	2022	2021	2020
Current Income Tax Expense (Benefit)
Federal	$(2,398)	$(57,335)	$(7,082)
State and Local	94	70	405
Total Current Income Tax Expense (Benefit)	(2,304)	(57,265)	(6,677)
Deferred Income Tax Expense (Benefit)
Federal	—	112,414	(6,525)
State and Local	—	5,476	(2,060)
Total Deferred Income Tax Expense (Benefit)	—	117,890	(8,585)
Total Income Tax Expense (Benefit)	$(2,304)	$60,625	$(15,262)

A reconciliation of the differences between the effective rates and federal statutory rates was as follows:

	June 30,	June 30,	June 30,
	2022	2021	2020

Federal income tax at statutory rate	21.0%	21.0%	21.0%
State and local income tax, net	—%	(1.4)%	2.7%
Nondeductible expenses	(0.1)%	(0.1)%	(1.1)%
Nondeductible drug fee	—%	(0.1)%	(1.6)%
Foreign rate differential	—%	—%	(0.1)%
Income tax credits	0.1%	0.2%	2.5%
Unrecognized tax benefits	—%	—%	(5.0)%
Change in tax laws	1.0%	5.1%	15.4%
Excess tax benefits on share-based compensation	(0.2)%	(0.3)%	(0.8)%
Valuation allowance	(20.8)%	(44.3)%	—%
Other	—%	(0.1)%	(1.6)%
Effective income tax rate	1.0%	(20.0)%	31.4%

The principal types of differences between assets and liabilities for financial statement and tax return purposes are accruals, reserves, impairment of intangibles, accumulated amortization, accumulated depreciation and share-based compensation expense. A deferred tax asset is recorded for the future benefits created by the timing of accruals and reserves and the application of different amortization lives for financial statement and tax return purposes. The Company’s deferred tax liability is mainly attributable to different depreciation methods for financial statement and tax return purposes. A deferred tax asset valuation allowance is established if it is more likely than not that the Company will be unable to realize certain of the deferred tax assets. As of June 30, 2022 and 2021, temporary differences which give rise to deferred tax assets and liabilities were as follows:

	June 30,	June 30,
(In thousands)	2022	2021
Deferred tax assets:
Share-based compensation expense	$2,567	$1,779
Reserves	21,179	8,213
Inventory	6,249	6,047
Federal net operating loss	13,688	273
State net operating loss	6,682	9,415
Impairment on Cody note receivable	1,150	1,157
Accumulated amortization on intangible assets	119,764	112,548
Foreign net operating loss	1,792	1,792
Interest carryforward	34,117	21,111
Operating lease	2,563	2,890
R&D carryforward	1,690	1,334
Other	1,266	849
Total deferred tax asset	212,707	167,408
Valuation allowance	(193,478)	(153,383)
Total deferred tax asset less valuation allowance	19,229	14,025
Deferred tax liabilities:
Prepaid expenses	878	239
Property, plant and equipment	12,872	11,525
Operating lease	2,048	2,261
Other	3,431	—
Total deferred tax liability	19,229	14,025
Net deferred tax asset	$—	$—

The federal and state and local tax deferred tax assets begin to expire in fiscal years 2026 and 2036, respectively. The General Business Credit generated in fiscal year 2021 will expire in fiscal year 2041. The interest carryforward has an indefinite life.

In Fiscal 2021, the Company recorded a full valuation allowance of its net deferred tax assets totaling $153.4 million. In determining whether a valuation allowance was necessary, the Company reviewed all available positive and negative evidence including forecasts of future taxable income, historical results of operations, statutory expirations and available tax planning strategies, among other considerations. In accordance with ASC 740 Income Taxes, the weight given to the evidence reviewed was commensurate with the extent each can be objectively verified. Based on our review, the Company determined that the positive evidence related to longer-term projected profitability, when taking into consideration the inherent uncertainty around the available data, was insufficient to overcome the significant negative evidence attributed to recent historical losses incurred as well as the revised forecasts indicating continued competitive pressures on our near-term outlook. The Company has a valuation allowance of its net deferred tax assets totaling $193.5 million as of June 30, 2022.

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

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (exclusive of interest and penalties) was as follows:

(In thousands)	Balance
Balance at June 30, 2020	$4,591
Increases for tax positions of the current year	91
Increases for tax positions of prior years	104
Lapse of statute of limitations	(240)
Balance at June 30, 2021	$4,546
Increases for tax positions of the current year	40
Decreases for tax positions of prior years	(250)
Balance at June 30, 2022	$4,336

The amount of unrecognized tax benefits at June 30, 2022, 2021 and 2020 was $4.6 million, $4.5 million and $4.6 million, respectively, of which $4.5 million, $4.4 million and $4.5 million would impact the Company’s effective tax rate, respectively, if recognized.

The Company has not recorded any interest and penalties for the periods ended June 30, 2022, 2021 and 2020 in the statement of operations and no cumulative interest and penalties have been recorded either in the Company’s Consolidated Balance Sheet as of June 30, 2022 and 2021. The Company will recognize interest accrued on unrecognized tax benefits in interest expense and any related penalties in operating expenses.

The Company files income tax returns in the United States federal jurisdiction and various states. The Company’s federal tax returns for Fiscal 2014 and prior generally are no longer subject to review as such years are closed. The Company’s Fiscal 2015 through 2017, 2019, 2020 and 2021federal returns are currently under examination by the Internal Revenue Service (“IRS”). As part of a lengthy process, the Company has received various Information Document Requests (“IDRs”) and Notices of Proposed Adjustment (“NOPAs”) with respect to positions taken in certain income tax issues, including an accounting method change related to chargebacks and rebates that the IRS is proposing to disallow. We are in the process of assessing the impact of these notices and preparing a response to the IRS. We believe that it is more likely than not that our positions will ultimately be sustained upon further examination, and, if necessary, will contest any additional tax determined to be owed; however, an adverse outcome could have a material impact to the Company’s Consolidated Statements of Operations and financial position.

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

Note 17. Related Party Transactions

The Company had sales of $1.3 million, $2.6 million and $3.0 million during the fiscal years ended June 30, 2022, 2021 and 2020, respectively, to a generic distributor, Auburn Pharmaceutical Company (“Auburn”), which is a member of the Premier Buying Group. Jeffrey Farber, a current board member, is the owner of Auburn. Accounts receivable includes amounts due from Auburn of $0.3 million and $0.4 million at June 30, 2022 and 2021, respectively.

Note 18. Assets Held for Sale

Cody API Real Estate

In Fiscal 2020, the Company ceased operations at Cody Labs and decided to sell the real estate associated with the business. In November 2021, the Company entered into an agreement for the sale of real estate associated with the Cody API business. The Company adjusted the carrying value to fair value based on the signed agreement and estimated proceeds of the sale, which resulted in a $0.5 million impairment charge in the second quarter of Fiscal 2022. On January 31, 2022, the Company completed the sale of the real estate for total consideration of $2.2 million, after fees and selling costs. Prior to the completion of the sale, the carrying value of the real estate was recorded within the assets held for sale caption in the Consolidated Balance Sheet.

Silarx Pharmaceuticals, Inc. Facility in Carmel, New York

In November 2021, the Company announced the 2021 Restructuring Plan, which includes consolidating its manufacturing footprint by transferring certain liquid drug production from its Silarx facility in Carmel, New York to the Company’s main plant in Seymour, Indiana. In the second quarter of Fiscal 2022, the Company performed a fair value analysis which resulted in an $8.4 million impairment charge of the Silarx facility and certain equipment at the facility. On March 31, 2022, the Company closed the sale of the Silarx facility, which included equipment within the facility, certain ANDAs and other assets, to Chartwell and its subsidiaries for total consideration of $10.5 million. In connection with the sale, Chartwell will produce on behalf of the Company certain products at the Carmel facility for a period of up to 18 months while the Company completes the transfer of such products to its Seymour, Indiana plant. Prior to the completion of the sale, the carrying value of the real estate was recorded within the assets held for sale caption in the Consolidated Balance Sheet.