Form 10-Q
period 2022-09-30
LANNETT CO INC
filed 2022-11-03
CIK 57725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-12 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each class of the registrant’s common stock, as of the latest practical date.

Class	Outstanding as of October 31, 2022
Common stock, par value $0.001 per share	43,002,613

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LANNETT COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share and per share data)

	September 30, 2022	June 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$77,916	$87,854
Accounts receivable, net	54,916	56,241
Inventories	94,118	95,158
Current income taxes receivable	19,515	36,793
Assets held for sale	1,300	—
Other current assets	16,892	14,070
Total current assets	264,657	290,116
Property, plant and equipment, net	124,960	133,178
Intangible assets, net	29,997	32,179
Operating lease right-of-use assets	9,590	9,646
Income taxes receivable	17,272	—
Other assets	20,820	19,316
TOTAL ASSETS	$467,296	$484,435

LIABILITIES
Current liabilities:
Accounts payable	$24,064	$29,737
Accrued expenses	33,032	23,667
Accrued payroll and payroll-related expenses	7,957	8,342
Rebates payable	21,751	21,568
Royalties payable	7,591	5,677
Restructuring liability	284	490
Current operating lease liabilities	2,069	2,064
Other current liabilities	13,395	13,395
Total current liabilities	110,143	104,940
Long-term debt, net	619,343	614,948
Long-term operating lease liabilities	9,727	9,994
Other liabilities	5,644	5,616
TOTAL LIABILITIES	744,857	735,498
Commitments and contingencies (Notes 10 and 11)

STOCKHOLDERS’ DEFICIT
Common stock ($0.001 par value, 100,000,000 shares authorized; 42,918,228 and 42,269,137 shares issued; 41,169,648 and 40,704,572 shares outstanding at September 30, 2022 and June 30, 2022, respectively)	43	42
Additional paid-in capital	365,573	363,957
Accumulated deficit	(624,405)	(596,386)
Accumulated other comprehensive loss	(401)	(411)
Treasury stock (1,748,580 and 1,564,565 shares at September 30, 2022 and June 30, 2022, respectively)	(18,371)	(18,265)
Total stockholders’ deficit	(277,561)	(251,063)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$467,296	$484,435

The accompanying notes are an integral part of the Consolidated Financial Statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except share and per share data)

	Three Months Ended
	September 30,
	2022	2021
Net sales	$75,079	$101,525
Cost of sales	61,285	81,008
Amortization of intangibles	1,195	3,996
Gross profit	12,599	16,521
Operating expenses (income):
Research and development expenses	7,179	5,764
Selling, general and administrative expenses	16,697	18,905
Restructuring expenses	146	—
Asset impairment charges	4,668	—
Gain on sale of intangible assets	(3,063)	—
Total operating expenses	25,627	24,669
Operating loss	(13,028)	(8,148)
Other income (expense), net:
Investment income	92	34
Interest expense	(15,030)	(14,224)
Other income (expense)	(19)	(62)
Total other expense, net	(14,957)	(14,252)
Loss before income tax	(27,985)	(22,400)
Income tax expense (benefit)	34	(58)
Net loss	$(28,019)	$(22,342)

Loss per common share (1):
Basic	$(0.68)	$(0.56)
Diluted	$(0.68)	$(0.56)

Weighted average common shares outstanding (1):
Basic	40,942,375	39,927,822
Diluted	40,942,375	39,927,822
(1)	See Note 13 “Loss Per Common Share” for details on calculation.

The accompanying notes are an integral part of the Consolidated Financial Statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands)

	Three Months Ended
	September 30,
	2022	2021
Net loss	$(28,019)	$(22,342)
Other comprehensive income:
Foreign currency translation gain	10	24
Total other comprehensive income	10	24
Comprehensive loss	$(28,009)	$(22,318)

The accompanying notes are an integral part of the Consolidated Financial Statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

(In thousands)

	Three Months Ended September 30, 2022
					Accumulated
	Common Stock		Additional		Other		Total
	Shares		Paid-In	Accumulated	Comprehensive	Treasury	Stockholders’
	Issued	Amount	Capital	Deficit	Loss	Stock	Deficit
Balance, June 30, 2022	42,269	$42	$363,957	$(596,386)	$(411)	$(18,265)	$(251,063)
Shares issued in connection with share-based compensation plans	649	1	37	—	—	—	38
Share-based compensation	—	—	1,579	—	—	—	1,579
Purchase of treasury stock	—	—	—	—	—	(106)	(106)
Other comprehensive income	—	—	—	—	10	—	10
Net loss	—	—	—	(28,019)	—	—	(28,019)
Balance, September 30, 2022	42,918	$43	$365,573	$(624,405)	$(401)	$(18,371)	$(277,561)

	Three Months Ended September 30, 2021
					Accumulated
	Common Stock		Additional		Other		Total
	Shares		Paid-In	Accumulated	Comprehensive	Treasury	Stockholders’
	Issued	Amount	Capital	Deficit	Loss	Stock	Deficit
Balance, June 30, 2021	40,913	$41	$355,239	$(364,766)	$(548)	$(17,437)	$(27,471)
Shares issued in connection with share-based compensation plans	874	1	104	—	—	—	105
Share-based compensation	—	—	3,018	—	—	—	3,018
Purchase of treasury stock	—	—	—	—	—	(687)	(687)
Other comprehensive income	—	—	—	—	24	—	24
Net loss	—	—	—	(22,342)	—	—	(22,342)
Balance, September 30, 2021	41,787	$42	$358,361	$(387,108)	$(524)	$(18,124)	$(47,353)

The accompanying notes are an integral part of the Consolidated Financial Statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended
	September 30,
	2022	2021
OPERATING ACTIVITIES:
Net loss	$(28,019)	$(22,342)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	6,214	9,585
Share-based compensation	1,579	3,018
Asset impairment charges	4,668	—
(Gain) loss on sale/disposal of assets	(3,063)	56
Accrual of payment-in-kind interest on Second Lien Credit Facility	2,709	4,949
Amortization of debt discount and other debt issuance costs	1,776	1,440
Provision for inventory write-downs	2,667	2,839
Other noncash expenses	242	206
Changes in assets and liabilities which provided (used) cash:
Accounts receivable, net	1,325	4,525
Inventories	(1,627)	(5,931)
Income taxes receivable/payable	34	535
Other assets	(4,434)	(2,360)
Rebates payable	183	6,800
Royalties payable	1,914	841
Restructuring liability	(206)	—
Operating lease assets/liabilities	(430)	(330)
Accounts payable	(5,673)	7,405
Accrued expenses	9,215	6,694
Accrued payroll and payroll-related expenses	(385)	(943)
Other liabilities	—	230
Net cash (used in) provided by operating activities	(11,311)	17,217
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,769)	(3,472)
Proceeds from sale of assets	4,200	348
Purchases of intangible assets	—	(1,500)
Net cash provided by (used in) investing activities	1,431	(4,624)
FINANCING ACTIVITIES:
Proceeds from issuance of stock	38	105
Purchase of treasury stock	(106)	(687)
Net cash used in financing activities	(68)	(582)
Effect on cash and cash equivalents of changes in foreign exchange rates	10	24
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(9,938)	12,035
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	92,854	98,286
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$82,916	$110,321

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$2,820	$100
Income taxes refunded	$—	$(592)
Purchases of property, plant and equipment included in accounts payable	$1,193	$1,624

The accompanying notes are an integral part of the Consolidated Financial Statements.

LANNETT COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for the presentation of interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited financial statements do not include all the information and footnotes necessary for a comprehensive presentation of the financial position, results of operations and cash flows for the periods presented. In the opinion of management, the unaudited financial statements include all the normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Operating results for the three months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2023. These unaudited financial statements should be read in combination with the other Notes in this section; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 2; and the Consolidated Financial Statements, including the Notes to the Consolidated Financial Statements, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022. The Consolidated Balance Sheet as of June 30, 2022 was derived from audited financial statements.

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

NYSE Notices of Failure to Satisfy a Continued Listing Rule or Standard

On March 2, 2022, we received notice from the New York Stock Exchange (the “NYSE”) that we were no longer in compliance with the NYSE continued listing standards, set forth in Section 802.01B of the NYSE’s Listed Company Manual, because the Company’s average global market capitalization over a consecutive 30 trading-day period was less than $50.0 million and, at the same time, our shareholders’ equity was less than $50.0 million. If the Company’s average global market capitalization over a consecutive 30 trading-day period drops below $15.0 million, the NYSE will initiate delisting proceedings. As of October 31, 2022, the 30 trading-day average global market capitalization of the Company was approximately $19.7 million, and the Company’s absolute market capitalization was approximately $18.9 million. In accordance with the NYSE listing requirements, we submitted a plan that demonstrates how we expect to return to compliance with Section 802.01B within 18 months. On May 26, 2022, the Company received notice from the NYSE that the plan was accepted. The NYSE will be performing quarterly reviews during the 18 months from the Company’s receipt of the notice for compliance with the goals and initiatives as outlined in the Company’s plan. Failure to satisfy the requisite goals or initiatives may result in the Company being subject to NYSE trading suspension at that time. The Company is required to achieve the minimum continued listing standards of either average global market capitalization over a consecutive 30 trading-day period of $50 million or total stockholders' equity of $50 million at the completion of the 18-month plan period, and failure to achieve any of the minimum requirements at the end of the 18-month period may result in the Company being suspended by the NYSE, which may make an application to the SEC to delist the Company’s Common Stock. There can be no assurances that the Company will maintain compliance with the plan.

In addition, on March 14, 2022, the Company received a second notice from the NYSE that it was not in compliance with the continued listing standard set forth in Section 802.01C of the NYSE’s Listed Company Manual because the average closing price of the Company’s common stock was less than $1.00 per share over a consecutive 30 trading-day period. In order to regain compliance, on the last trading day of any calendar month during the cure period or on the last business day of the six-month cure period, the Company’s shares of common stock must demonstrate (i) a closing price of at least $1.00 per share and (ii) an average closing share price of at least $1.00 over the 30 trading-day period ending on such date. The Company intends to cure the deficiency within a period permissible under Section 802.01C of the NYSE’s Listed Company Manual. However, there can be no assurances that the Company will meet continued listing standards within the specified cure period.

If we are unable to satisfy the NYSE criteria for continued listing, our common stock would be subject to delisting. A delisting of our common stock could negatively impact our reputation and, consequently, our business by, among other things, reducing the liquidity and market price of our common stock; reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; decreasing the amount of news and analyst coverage of the Company; and limiting our ability to issue additional securities or obtain additional financing in the future. In addition, if the Company ceases to be listed or quoted on any of The NYSE, The Nasdaq Global Select Market or The Nasdaq Global Market (or any of their respective successors), holders of the outstanding 4.50% Convertible Senior Notes (the “Convertible Notes”) will have the option to require the Company to repurchase for cash all of such holder’s notes at 100% of the principal amount, plus accrued and unpaid interest. An acceleration of our debt maturities would put significant pressure on our liquidity and ability to continue to operate as a going concern; however, in the event of a delisting or likely delisting, the Company intends to work proactively and collaboratively with its debt holders to amend its credit documents and indentures or pursue other alternative plans that are probable of execution in order to avoid a default and acceleration of the Company’s indebtedness.

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

Cash, cash equivalents and restricted cash

The Company considers all highly liquid investments with original maturities less than or equal to three months at the date of purchase to be cash and cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value, and consist of bank deposits and money market funds. The Company maintains its cash deposits and cash equivalents at well-known, stable financial institutions. Such amounts frequently exceed insured limits. In connection with the Second Lien Secured Loan Facility (“Second Lien Facility”), the Company is required to maintain at least $5.0 million in a deposit account at all times, subject to control by the Second Lien Collateral Agent. At September 30, 2022 and June 30, 2022, the Company classified this balance as restricted cash, which is included in other assets on the Consolidated Balance Sheets.

Presented in the table below is a reconciliation of the cash, cash equivalents and restricted cash amounts presented on the Consolidated Balance Sheets to the sum of such amounts presented on the Consolidated Statements of Cash Flows for the periods ended September 30, 2022 and 2021.

	September 30, 2022	September 30, 2021
Cash and cash equivalents	$77,916	$105,321
Restricted cash, included in other assets	5,000	5,000
Cash, cash equivalents and restricted cash as presented on the Consolidated Statements of Cash Flows	$82,916	$110,321

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

Segment Information

The Company operates in one reportable segment, generic pharmaceuticals. As such, the Company aggregates its financial information for all products. The following table identifies the Company’s net sales by medical indication for the three months ended September 30, 2022 and 2021.

	Three Months Ended
(In thousands)	September 30,
Medical Indication	2022	2021
Analgesic	$3,424	$5,314
Anti-Psychosis	2,620	3,715
Cardiovascular	10,882	14,100
Central Nervous System	20,794	22,785
Endocrinology	7,312	7,845
Gastrointestinal	7,942	15,240
Infectious Disease	5,069	12,515
Migraine	3,324	4,685
Respiratory/Allergy/Cough/Cold	1,202	3,114
Other	8,759	10,352
Contract manufacturing revenue	3,751	1,860
Total net sales	$75,079	$101,525

Customer, Supplier and Product Concentration

The following table presents the percentage of total net sales, for the three months ended September 30, 2022 and 2021, for certain of the Company’s products, defined as products containing the same active ingredient or combination of ingredients, which accounted for at least 10% of total net sales in any of those periods:

	Three Months Ended
	September 30,
	2022	2021
Product 1	10%	8%
Product 2	4%	10%

The following table presents the percentage of total net sales, for the three months ended September 30, 2022 and 2021, for certain of the Company’s customers which accounted for at least 10% of total net sales in any of those periods:

	Three Months Ended
	September 30,
	2022	2021
Customer A	21%	30%
Customer B	20%	20%
Customer C	17%	15%

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

Self-Insurance

The Company self-insures for certain employee medical and prescription benefits. The Company also maintains stop loss coverage with third party insurers to limit its total liability exposure. The liability for self-insured risks is primarily calculated using independent third-party actuarial valuations which take into account actual claims, claims growth and claims incurred but not yet reported. Actual experience, including claim frequency and severity as well as health-care inflation, could result in different liabilities than the amounts currently recorded. The liability for self-insured risks under this plan was $0.7 million and $0.5 million as of September 30, 2022 and June 30, 2022, respectively, and is recorded in the accrued payroll and payroll-related expenses caption in the Consolidated Balance Sheets.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options and Derivatives and Hedging - Contracts in Entity’s Own Equity, with changes to modify and simplify the application of U.S. GAAP for certain financial instruments with characteristics of liabilities and equity. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, with early adoption permitted. The adoption of this ASU does not have a material impact on the Company’s Consolidated Financial Statements.

Note 4. Accounts Receivable, net

Accounts receivable, net consisted of the following components at September 30, 2022 and June 30, 2022:

	September 30,	June 30,
(In thousands)	2022	2022
Gross accounts receivable	$180,598	$199,242
Less: Chargebacks reserve	(44,059)	(54,501)
Less: Rebates reserve	(28,677)	(26,921)
Less: Returns reserve	(39,294)	(46,478)
Less: Other deductions	(12,703)	(14,117)
Less: Allowance for doubtful accounts	(949)	(984)
Accounts receivable, net	$54,916	$56,241

For the three months ended September 30, 2022, the Company recorded a provision for chargebacks, rebates (including rebates presented as rebates payable), returns and other deductions of $86.1 million, $21.6 million, $5.3 million and $6.7 million, respectively. For the three months ended September 30, 2021, the Company recorded a provision for chargebacks, rebates (including rebates presented as rebates payable), returns and other deductions of $131.2 million, $28.8 million, $5.9 million and $19.0 million, respectively.

The following table identifies the activity and ending balances of each major category of revenue-related reserve for the three months ended September 30, 2022 and 2021:

Reserve Category
(In thousands)	Chargebacks	Rebates	Returns	Other	Total
Balance at June 30, 2022	$54,501	$48,489	$46,478	$14,117	$163,585
Current period provision	86,149	21,575	5,347	6,746	119,817
Credits issued during the period	(96,591)	(19,636)	(12,531)	(8,160)	(136,918)
Balance at September 30, 2022	$44,059	$50,428	$39,294	$12,703	$146,484

Reserve Category
(In thousands)	Chargebacks	Rebates	Returns	Other	Total
Balance at June 30, 2021	$69,564	$35,297	$38,395	$15,505	$158,761
Current period provision	131,195	28,760	5,939	19,010	184,904
Credits issued during the period	(128,952)	(21,640)	(7,872)	(15,547)	(174,011)
Balance at September 30, 2021	$71,807	$42,417	$36,462	$18,968	$169,654

For the three months ended September 30, 2022 and 2021, as a percentage of gross sales the provision for chargebacks was 45.1% and 46.1%, the provision for rebates was 11.3% and 10.1%, the provision for returns was 2.8% and 2.1% and the provision for other adjustments was 3.5% and 6.7%, respectively.

The decrease in the reserve for chargebacks from June 30, 2022 to September 30, 2022 was primarily attributable to changes in product and customer sales mix. The reserve for returns also decreased during the first quarter of Fiscal 2023 due to the timing of payments as a result of the higher than average returns in prior periods.

Note 5. Inventories

Inventories at September 30, 2022 and June 30, 2022 consisted of the following:

	September 30,	June 30,
(In thousands)	2022	2022
Raw Materials	$37,246	$39,297
Work-in-process	7,061	9,313
Finished Goods	49,811	46,548
Total	$94,118	$95,158

During the three months ended September 30, 2022 and 2021, the Company recorded write-downs to net realizable value for excess and obsolete inventory of $2.7 million and $2.8 million, respectively.

Note 6. Property, Plant and Equipment, net

Property, plant and equipment, net at September 30, 2022 and June 30, 2022 consisted of the following:

		September 30,	June 30,
(In thousands)	Useful Lives	2022	2022
Land	—	$500	$533
Building and improvements	10 - 39 years	84,034	93,701
Machinery and equipment	5 - 10 years	157,224	158,854
Furniture and fixtures	5 - 7 years	3,108	3,367
Less accumulated depreciation		(135,309)	(136,433)
		109,557	120,022
Construction in progress		15,403	13,156
Property, plant and equipment, net		$124,960	$133,178

Depreciation expense for the three months ended September 30, 2022 and 2021 was $5.0 million and $5.6 million, respectively.

Property, plant and equipment, net included amounts held in foreign countries in the amount of $0.7 million at September 30, 2022 and June 30, 2022.

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

Financial Instruments Disclosed, But Not Reported, at Fair Value

We estimate the fair value of 7.750% senior secured notes due 2026 (the “Notes”) and the Convertible Notes using market quotations for debt that have quoted prices in active markets (Level 1). Since our Second Lien Facility does not trade on a daily basis in an active market, the fair value estimate is based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities (Level 2). The estimated fair value of the Notes as of September 30, 2022 and June 30, 2022 was approximately $98 million and $140 million, respectively. The estimated fair value of the Second Lien Facility as of September 30, 2022 and June 30, 2022 was approximately $53 million and $76 million, respectively. The decline in the fair value of the Notes and Second Lien Facility is primarily a reflection of the increased competitive pressures on the Company’s recent financial performance, which, in part, resulted in a downgrade to the Company’s credit rating. The estimated fair value of the Convertible Notes was approximately $26 million and $25 million as of September 30, 2022 and June 30, 2022, respectively. The fair value of the Convertible Notes as of September 30, 2022 was lower than the carrying value primarily due to the Company’s stock price of $0.45 at September 30, 2022 as compared to the $15.29 conversion price as well as the Company’s downgraded credit rating.

Note 8. Intangible Assets

Intangible assets, net as of September 30, 2022 and June 30, 2022 consisted of the following:

	Weighted	Gross Carrying Amount		Accumulated Amortization		Intangible Assets, Net
	Avg. Life	September 30,	June 30,	September 30,	June 30,	September 30,	June 30,
(In thousands)	(Yrs.)	2022	2022	2022	2022	2022	2022
Definite-lived:
KUPI trade name	2	$2,920	$2,920	$(2,920)	$(2,920)	$—	$—
KUPI other intangible assets	15	19,000	19,000	(8,678)	(8,362)	10,322	10,638
Silarx product rights	15	18,531	20,000	(6,074)	(6,222)	12,457	13,778
Other product rights	7	16,242	16,242	(9,024)	(8,479)	7,218	7,763
Total intangible assets, net		$56,693	$58,162	$(26,696)	$(25,983)	$29,997	$32,179

For the three months ended September 30, 2022 and 2021, the Company recorded amortization expense of $1.2 million and $4.0 million, respectively.

Future annual amortization expense consists of the following as of September 30, 2022:

(In thousands)	Amortization
Fiscal Year Ending June 30,	Expense
2023	$3,453
2024	3,874
2025	3,774
2026	3,606
2027	3,469
Thereafter	11,821
$29,997

Note 9. Long-Term Debt

Long-term debt, net consisted of the following:

	September 30,	June 30,
(In thousands)	2022	2022
7.75% Senior Secured Notes due 2026	$350,000	$350,000
Unamortized discount and other debt issuance costs	(4,337)	(4,599)
7.75% Senior Secured Notes due 2026, net	345,663	345,401
Second Lien Secured Loan Facility due 2026 ($190.0M Principal, $5.7M Exit Fee, and $24.7M and $22.0M accrued PIK interest at September 30, 2022 and June 30, 2022 respectively)	220,430	217,721
Unamortized discount and other debt issuance costs	(31,009)	(32,308)
Second Lien Secured Loan Facility due 2026, net	189,421	185,413
4.50% Convertible Senior Notes due 2026	86,250	86,250
Unamortized discount and other debt issuance costs	(1,991)	(2,116)
4.50% Convertible Senior Notes, net	84,259	84,134
$45.0 million Amended ABL Credit Facility	—	—
Total long-term debt, net	$619,343	$614,948

The weighted average interest rate for the three months ended September 30, 2022 and 2021 was 9.1% and 8.8%, respectively. As of September 30, 2022, the Company recorded interest payable of $16.6 million, which is included in the accrued expenses caption of the Consolidated Balance Sheet.

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

In connection with the Second Lien Facility, the Company is required to maintain at least $5.0 million in a deposit account at all times subject to control by the Second Lien Collateral Agent, and a minimum cash balance of $15.0 million as of the last day of each month. At September 30, 2022, the Company classified the $5.0 million required deposit account balance as restricted cash, which is included in other assets caption in the Consolidated Balance Sheet. The Second Lien Facility also contains an affirmative covenant requiring delivery of the Company’s year-end financial statements, accompanied by an audit opinion that is not qualified, subject to customary exceptions, as to the status of the Company as a going concern.

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

The Amended ABL Credit Agreement provides for a revolving credit facility (the “Amended ABL Credit Facility”) that includes letter of credit and swing line sub-facilities. Borrowing availability under the Amended ABL Credit Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of eligible accounts receivable less certain reserves and subject to certain other adjustments as set forth in the Amended ABL Credit Agreement. Availability is reduced by issuance of letters of credit as well as any borrowings. Loans outstanding under the Amended ABL Credit Agreement bear interest at a floating rate measured by reference to, at the Company’s option, either an adjusted London Inter-Bank Offered Rate (“LIBOR”) (subject to a floor of 0.75%) plus an applicable margin of 2.50% per annum, or an alternate base rate plus an applicable margin of 1.50% per annum. Unused commitments under the Amended ABL Credit Facility are subject to a per annum fee of 0.50% per annum, which fee increases to 0.75% per annum for any quarter during which the company's average usage under the Amended ABL Credit Facility is less than $5.0 million

On September 27, 2019, the Company issued $86.3 million aggregate principal amount of the Convertible Notes in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The Convertible Notes are senior unsecured obligations of the Company and bear interest at an annual rate of 4.50% payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2020. The Convertible Notes will mature on October 1, 2026, unless earlier repurchased, redeemed or converted in accordance with their terms. The Convertible Notes are convertible into shares of the Company’s common stock at an initial conversion rate of 65.4022 shares per $1,000 principal amount of Convertible Notes (which is equivalent to an initial conversion price of approximately $15.29 per share), subject to adjustments upon the occurrence of certain events (but will not be adjusted for any accrued and unpaid interest). The Company may redeem all or a part of the Convertible Notes on or after October 6, 2023 at a redemption price equal to 100% of the principal amount of the Convertible Notes redeemed, plus accrued and unpaid interest, if any, up to, but excluding, the redemption date, subject to certain conditions relating to the Company’s stock price having been met. Following certain corporate events that occur prior to the maturity date or if the Company delivers a notice of redemption, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its Convertible Notes in connection with such corporate event or notice of redemption. The indenture covering the Convertible Notes contains certain other customary terms and covenants, including that upon certain events of default occurring and continuing, either the trustee or holders of at least 25% in principal amount of the outstanding Convertible Notes may declare 100% of the principal of, and accrued and unpaid interest on, all the Convertible Notes to be due and payable. In addition, if the Company ceases to be listed or quoted on any of The NYSE, The Nasdaq Global Select Market or The Nasdaq Global Market (or any of their respective successors), holders of the outstanding Convertible Notes will have the option to require the Company to repurchase for cash all of such holder’s notes at 100% of the principal amount, plus accrued and unpaid interest. See Note 2 “The Business and Nature of Operations” for additional information regarding the out-of-compliance notices received from the NYSE.

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

Long-term debt amounts due, for the twelve-month periods ending September 30 are as follows:

Amounts Payable
(In thousands)	to Institutions
2023	$—
2024	—
2025	—
2026	656,680
2027	—
Total	$656,680

The long-term debt amounts due above include accrued PIK interest on the Second Lien Facility as of September 30, 2022. As of April 22, 2022, which is the one-year anniversary of the closing date of the Second Lien Facility, the Company may now elect to pay in cash any interest previously required to be paid in the form of PIK interest. To date, the Company has not paid any PIK interest in cash.

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

Between January 2018 and December 2020, a number of opt-out parties filed individual complaints or otherwise commenced actions against the Company and dozens of other companies and individuals alleging an overarching conspiracy and individual conspiracies to fix the prices and allocate markets on scores of different drug products, including digoxin, doxycycline, levothyroxine, ursodiol and baclofen. The opt-out parties include various retailers, insurers and county governments, which have filed federal suits in Pennsylvania, New York, California, Minnesota and Texas. All of those complaints have been added to the MDL but none of the defendants, including the Company, has responded to any of the complaints. Other groups of insurers have commenced actions in Pennsylvania state court against the Company and other drug companies by filing writs of summons, which are not complaints but can serve to toll the running of statutes of limitations. Those state-court cases have not been added to the MDL, although the parties have agreed to stay those cases pending further developments in the MDL. One of the insurance state-court plaintiffs filed a motion to have its case removed from deferred status so it could be litigated simultaneously in the Philadelphia Court of Common Pleas, but the Court denied that motion on October 3, 2022, so the case currently remains in deferred status.

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

Ranitidine Oral Solution, USP

On June 1, 2020, a class action complaint was served upon the Company and approximately forty-five (45) other companies asserting claims for personal injury arising from the presence of NDMA in Ranitidine products. All claims are expressly denied by the Company. The complaint is consolidated in a multidistrict litigation (“MDL”) pending in the United States District Court for the Southern District of Florida. The Company filed a motion to dismiss the complaint filed in the MDL which was granted with leave to amend on December 31, 2020. The plaintiffs filed a First Amended complaint on February 9, 2021, to which the generic manufacturer defendants, including the Company, filed a renewed motion to dismiss all claims. On July 8, 2021, the Court issued an Order granting the motion and dismissing all claims with prejudice based on federal preemption. The Plaintiffs filed an appeal to the Eleventh Circuit Court of Appeals. The appeal is currently pending.

The Attorney General of New Mexico filed a complaint asserting claims regarding the presence of NDMA in Ranitidine products. The complaint was conditionally transferred to the MDL, but ultimately remanded back to the state court. The Company, along with other defendants filed a motion to dismiss on preemption grounds. The motion was denied on August 17, 2021. A motion for reconsideration was denied. The Company, along with other generics, filed a motion to dismiss on personal jurisdiction grounds. The Court reserved its decision pending reciprocal discovery.

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

In 2021 and 2022, three separate complaints were filed against the Company and others in Philadelphia Court of Common Pleas by parents on behalf of minor children regarding the presence of NDMA in Ranitidine. The Company filed preliminary objections to two of the complaints, seeking dismissal on the basis of preemption and pleading insufficiency grounds. The Philadelphia Court of Common Pleas denied the Company’s preliminary objections in the first filed case. The Company has since filed an answer and new matter. The Philadelphia Court of Common Pleas granted the Company’s preliminary objections in the second case and, thereafter, the plaintiff filed an amended complaint. The Company renewed its preliminary objections, which are pending. Motions to consolidate these complaints with other ranitidine cases in the same jurisdiction was filed and granted. A case management order was recently entered setting a schedule for pretrial filings.

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

Note 11. Commitments

Leases

At September 30, 2022 and June 30, 2022, the Company had a ROU lease asset of $9.6 million and an operating lease liability of $11.8 million and $12.1 million, respectively. The current balance of the operating lease liability at September 30, 2022 was $2.1 million.

Components of lease costs are as follows:

	Three Months Ended
	September 30,
(In thousands)	2022	2021
Operating lease cost	$466	$461
Variable lease cost	38	41
Short-term lease cost (a)	84	69
Total	$588	$571

______________________

(a)	Not recorded on the Consolidated Balance Sheet

Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

	Three Months Ended
	September 30,
(In thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$673	$593

Weighted-average remaining lease term and discount rate for our operating leases are as follows:

	Three Months Ended
	September 30,
	2022		2021
Weighted-average remaining lease term	9	years	10	years
Weighted-average discount rate	8.5%		8.5%

Maturities of lease liabilities by fiscal year for our operating leases are as follows:

(In thousands)	Amounts Due
2023	$1,559
2024	2,083
2025	2,103
2026	2,124
2027	2,145
Thereafter	6,368
Total lease payments	16,382
Less: Imputed interest	4,586
Present value of lease liabilities	$11,796

Other Commitments

In Fiscal 2020, the Company executed a License and Collaboration Agreement with North South Brother Pharmacy Investment Co., Ltd. and HEC Group PTY, Ltd. (collectively, “HEC”) to develop an insulin glargine product that would be biosimilar to Lantus Solostar. Under the terms of the deal, among other things, the Company shall fund up to the initial $32.0 million of the development costs and split 50/50 any development costs in excess thereof. As of September 30, 2022, the Company has incurred approximately $9.0 million of development costs towards the $32.0 million commitment made by the Company. As we have completed dosing of subjects in the clinical trial at this time, we expect development funding will be well less than $32.0 million. Lannett shall receive an exclusive license to distribute and market the product in the United States upon FDA approval under the 50/50 profit split for the first ten years following commercialization, followed by a 60/40 split in favor of HEC for the following five years.

On February 8, 2021, the Company executed a License and Collaboration Agreement and a Supply Agreement with Sunshine Lake Pharma Co., Ltd. an HEC Group company (“Sunshine”) with respect to the development of a biosimilar insulin aspart product. Under the terms of the deal, among other things, the Company shall fund up to the initial $32.0 million of the development costs, provided that if total development and other costs paid by Lannett are less than $32.0 million then the difference will be paid to Sunshine over the first year of commercialization. As of September 30, 2022, the Company has incurred approximately $1.8 million towards the $32.0 million commitment made by the Company. The parties shall negotiate the sharing of any development costs in excess of $32.0 million. Lannett shall receive an exclusive license to distribute and market the product in the United States upon FDA approval under the 50/50 profit split for the first ten years following commercialization, followed by a 60/40 split in favor of Sunshine for the following five years.

In conjunction with the HEC collaboration efforts to develop biosimilar insulin glargine and aspart, the Company also separately entered into two Customization and Supply Agreements with Ypsomed AG (“Ypsomed”) in October 2020 and July 2021 to develop, manufacture and supply an injection device to be used with both insulin products. In April 2022, the Company executed an amendment to the Customization and Supply Agreements to allow Ypsomed to expand their production capacity to meet the anticipated demand. Under the terms of the deal, the Company is required to pay 14 million Swiss Francs (“CHF”) to Ypsomed over various future milestone dates to fund the capacity expansion in exchange for a predetermined discount on future purchases of the injection device. In April 2022, The Company paid Ypsomed 4.0 million CHF, the equivalent of approximately $4.3 million, which is recorded in the other assets caption of the Consolidated Balance Sheet as of September 30, 2022. The remaining 4.0 million and 6.0 million CHF payments are to be paid in installments in calendar years 2023 and 2024, respectively.

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

Note 13. Loss Per Common Share

A reconciliation of the Company’s basic and diluted loss per common share was as follows:

	Three Months Ended
	September 30,
(In thousands, except share and per share data)	2022	2021
Numerator:
Net loss	$(28,019)	$(22,342)
Net income allocated to participating securities for the Warrants	—	—
Interest expenses applicable to the Convertible Notes, net of tax	—	—
Amortization of debt issuance costs applicable to the Convertible Notes, net of tax	—	—
Adjusted "if-converted" net loss	$(28,019)	$(22,342)

Denominator:
Basic weighted average common shares outstanding	40,942,375	39,927,822
Effect of potentially dilutive options, restricted stock awards and performance-based shares	—	—
Effect of conversion of the Convertible Notes	—	—
Effect of participating securities for the Warrants	—	—
Diluted weighted average common shares outstanding	40,942,375	39,927,822

Loss per common share:
Basic	$(0.68)	$(0.56)
Diluted	$(0.68)	$(0.56)

In accordance with ASC 260, Earnings per share, the Company computes earnings (loss) per share using the two-class method, which requires an allocation of earnings between the holders of common stock and the Company’s participating security holders. Basic earnings (loss) per share is calculated by dividing net income (loss) available to common stockholders, which excludes the income allocated to participating security holders, by the basic weighted average common shares outstanding. For purposes of determining diluted earnings per share, the Company further adjusts the basic earnings per share to include the effect of potentially dilutive shares outstanding, including options, restricted stock awards, performance-based shares, the Convertible Notes, and the Warrants. In this calculation, the Company reallocates net income based on the rights of each potentially dilutive share and will report the most dilutive earnings (loss) per share. Because the Warrants do not participate in losses, the Company will allocate undistributed earnings when calculating basic and diluted earnings per share in periods of net income only. The effect of the Warrants is excluded from the calculation of basic and diluted loss per share for the three months ended September 30, 2022 and 2021.

The number of anti-dilutive shares that have been excluded in the computation of diluted earnings per share for the three months ended September 30, 2022 and 2021 were 7.4 million and 8.3 million, respectively. The effect of potentially dilutive shares was excluded from the calculation of diluted loss per share in the three months ended September 30, 2022 and 2021 because the effect of including such securities would be anti-dilutive.

Note 14. Share-based Compensation

At September 30, 2022, the Company had two share-based employee compensation plans (the 2014 Long-Term Incentive Plan (“LTIP”) and the 2021 LTIP). Together these plans authorized an aggregate total of 8.0 million shares to be issued. As of September 30, 2022, the plans have a total of 1.5 million shares available for future issuances.

Historically, the Company has issued share-based compensation awards with a vesting period ranging up to 3 years and a maximum contractual term of 10 years. The Company issues new shares of stock when stock options are exercised. As of September 30, 2022, there was $6.8 million of total unrecognized compensation cost related to non-vested share-based compensation awards. That cost is expected to be recognized over a weighted average period of 1.4 years.

The target award value mix in Fiscal 2022 for Named Executive Officers (“NEOs”) was 50% performance shares, 30% restricted stock, and 20% provided in the form of a cash-based incentive where the value varies based on changes in our stock price over the three-year period ending June 30, 2024. In the first quarter of Fiscal 2023, the Compensation Committee approved the granting of 50% of the target long-term incentive for Fiscal 2023 (calculated based on the NEO’s Fiscal 2022 salary) in the form of a cash-based retention award, which was paid in September 2022. The cash-based retention award was paid as a result of the potential dilution associated with granting equity incentives; however, the awards are subject to a 36-month service-based clawback. The clawback on one-third of the retention awards will expire annually based on continued service. The Company will recognize the expense on the awards across the three-year clawback period and prepaid expense of approximately $1.0 million and $2.0 million is included in other current assets and other assets on the Consolidated Balance Sheet at September 30, 2022, respectively. The remaining 50% of the target long-term incentive for Fiscal 2023 was re-allocated to the target of each NEO’s performance-based short-term incentive plan.

Stock Options

The Company measures share-based compensation costs for options using the Black-Scholes option pricing model, which includes the use of various weighted average assumptions to estimate the fair values of stock options granted. Expected volatility is based on the historical volatility of the price of our common shares during the historical period equal to the expected term of the option. The Company uses historical information to estimate the expected term, which represents the period of time that options granted are expected to be outstanding. The risk-free rate for the period equal to the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The forfeiture rate assumption is the estimated annual rate at which unvested awards are expected to be forfeited during the vesting period. This assumption is based on our actual forfeiture rate on historical awards. Periodically, management will assess whether it is necessary to adjust the estimated rate to reflect changes in actual forfeitures or changes in expectations. Additionally, the expected dividend yield is typically equal to zero, as the Company has not historically issued a dividend.

There were no stock options granted during the three months ended September 30, 2022 and 2021. In addition, there were no exercises or forfeitures of stock options during the three months ended September 30, 2022.

Restricted Stock

The Company measures restricted stock compensation costs based on the stock price at the grant date less an estimate for expected forfeitures. The annual forfeiture rate used to calculate compensation expense was 6.5% for the three months ended September 30, 2022 and 2021.

A summary of restricted stock awards as of September 30, 2022 and changes during the three months then ended, is presented below:

		Weighted
		Average Grant-date	Aggregate
(In thousands, except for weighted average price data)	Awards	Fair Value	Intrinsic Value
Non-vested at June 30, 2022	1,355	$5.28
Granted	—	—
Vested	(549)	5.46	$317
Forfeited	(22)	5.00
Non-vested at September 30, 2022	784	$5.17

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

There were no changes to the outstanding performance-based share awards during the three months ended September 30, 2022.

Employee Stock Purchase Plan

In February 2003, the Company’s stockholders approved an Employee Stock Purchase Plan (“2003 ESPP”), under which the Company is authorized to issue 1.1 million shares of the Company’s common stock. The 2003 ESPP was implemented on April 1, 2003 and is qualified under Section 423 of the Internal Revenue Code. In January 2022, the stockholders of the Company approved a new ESPP (“2022 ESPP” and, together with the 2003 ESPP, “ESPPs”). The Company is authorized to issue an additional 1.5 million shares of the Company’s common stock under the 2022 ESPP, which is qualified under Section 423 of the Internal Revenue Code. During the three months ended September 30, 2022 and 2021, 100 thousand shares and 38 thousand shares were issued under the ESPPs, respectively. As of September 30, 2022, 1.4 million total cumulative shares have been issued under the ESPPs. Employees eligible to participate in the ESPP may purchase shares of the Company’s stock at 85% of the lower of the fair market value of the common stock on the first day of the calendar quarter, or the last day of the calendar quarter. Under the ESPP, employees can authorize the Company to withhold up to 10% of their compensation during any quarterly offering period, subject to certain limitations.

The following table presents the allocation of share-based compensation costs recognized in the Consolidated Statements of Operations by financial statement line item:

	Three Months Ended
	September 30,
(In thousands)	2022	2021
Selling, general and administrative expenses	$1,444	$2,697
Research and development expenses	28	95
Cost of sales	107	226
Total	$1,579	$3,018

Tax benefit at statutory rate	$355	$679

Note 15. Employee Benefit Plan

The Company has a 401(k) defined contribution plan (the “Plan”) covering substantially all employees. Pursuant to the Plan provisions, the Company was required to make matching contributions equal to 50% of each employee’s contribution, not to exceed 4% of the employee’s compensation for the Plan year. Contributions to the Plan were $0.4 million and $0.3 million during the three months ended September 30, 2022 and 2021, respectively.

In Fiscal 2020, the Company implemented a non-qualified deferred compensation plan for certain senior-level management and executives. The non-qualified deferred compensation plan allows certain eligible employees to defer additional pre-tax earnings for retirement, beyond the IRS limits in place under the Plan. Contributions to the non-qualified deferred compensation plan during the three months ended September 30, 2022 were not material.

Note 16. Income Taxes

The federal, state and local income tax expense for the three months ended September 30, 2022 was $34 thousand compared to income tax benefit of $0.1 million for the three months ended September 30, 2021. The effective tax rates for the three months ended September 30, 2022 and 2021 were (0.1)% and 0.3%, respectively.

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

As of September 30, 2022 and June 30, 2022, the Company has total unrecognized tax benefits of $4.6 million, of which $4.5 million would impact the Company’s effective tax rate for each period, if recognized. As a result of the positions taken during the period, the Company has not recorded any material interest and penalties for the period ended September 30, 2022 in the statement of operations and no cumulative interest and penalties have been recorded either in the Company’s statement of financial position as of September 30, 2022 and June 30, 2022. The Company will recognize interest accrued on unrecognized tax benefits in interest expense and any related penalties in operating expenses.

The Company files income tax returns in the United States federal jurisdiction and various states. The Company’s federal tax returns for Fiscal 2014 and prior generally are no longer subject to review as such years are closed. The Company’s Fiscal 2015 through 2017, 2019, 2020 and 2021 federal returns are currently under examination by the Internal Revenue Service (“IRS”). As part of a lengthy process, the Company has received various Information Document Requests and Notices of Proposed Adjustment with respect to positions taken in certain income tax issues, including an accounting method change related to chargebacks and rebates that the IRS is proposing to disallow. We are in the process of assessing the impact of these notices and preparing a response to the IRS. We believe that it is more likely than not that our positions will ultimately be sustained upon further examination, and, if necessary, will contest any addition tax determined to be owed; however, an adverse outcome could have a material impact to the Company’s Consolidated Statements of Operations and financial position. In September 2022, the IRS notified the Company that a portion of its income tax receivables balance will be held until the completion of the examination of its federal tax returns. As such, the Company reclassified the balance expected to be held by the IRS from current income taxes receivable to income taxes receivable on its Consolidated Balance Sheet as of September 30, 2022.

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

Note 17. Related Party Transactions

The Company had sales of $0.4 million and $0.2 million during the three months ended September 30, 2022 and 2021, respectively, to a generic distributor, Auburn Pharmaceutical Company (“Auburn”), which is a member of the Premier Buying Group. Jeffrey Farber, a current board member, is the owner of Auburn. Accounts receivable includes amounts due from Auburn of $0.4 million and $0.3 million at September 30, 2022 and June 30, 2022, respectively.

Note 18. Assets Held for Sale

State Road Facility

In September 2022, the Company signed a listing and sale agreement to engage a broker to sell its State Road facility and certain equipment at the facility. The Company adjusted the assets to fair value less costs to sell, which resulted in a $4.7 million impairment charge. As of September 30, 2022, the assets identified for sale at the State Road facility, totaling $1.3 million, were recorded in the assets held for sale caption in the Consolidated Balance Sheets.

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

The following information should be read in conjunction with the consolidated financial statements and notes in Part I, Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022. All references to “Fiscal 2023” shall mean the fiscal year ending June 30, 2023 and all references to “Fiscal 2022” shall mean the fiscal year ended June 30, 2022.

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

NYSE Notices of Failure to Satisfy a Continued Listing Rule or Standard

On March 2, 2022, we received notice from the New York Stock Exchange (the “NYSE”) that we were no longer in compliance with the NYSE continued listing standards, set forth in Section 802.01B of the NYSE’s Listed Company Manual, because the Company’s average global market capitalization over a consecutive 30 trading-day period was less than $50.0 million and, at the same time, our shareholders’ equity was less than $50.0 million. If the Company’s average global market capitalization over a consecutive 30 trading-day period drops below $15.0 million, the NYSE will initiate delisting proceedings. As of October 31, 2022, the 30 trading-day average global market capitalization of the Company was approximately $19.7 million, and the Company’s absolute market capitalization was approximately $18.9 million. In accordance with the NYSE listing requirements, we submitted a plan that demonstrates how we expect to return to compliance with Section 802.01B within 18 months. On May 26, 2022, the Company received notice from the NYSE that the plan was accepted. The NYSE will be performing quarterly reviews during the 18 months from the Company’s receipt of the notice for compliance with the goals and initiatives as outlined in the Company’s plan. Failure to satisfy the requisite goals or initiatives may result in the Company being subject to NYSE trading suspension at that time. The Company is required to achieve the minimum continued listing standards of either average global market capitalization over a consecutive 30 trading-day period of $50 million or total stockholders' equity of $50 million at the completion of the 18-month plan period, and failure to achieve any of the minimum requirements at the end of the 18-month period may result in the Company being suspended by the NYSE, which may make an application to the SEC to delist the Company’s Common Stock. There can be no assurances that the Company will maintain compliance with the plan.

In addition, on March 14, 2022, the Company received a second notice from the NYSE that it was not in compliance with the continued listing standard set forth in Section 802.01C of the NYSE’s Listed Company Manual because the average closing price of the Company’s common stock was less than $1.00 per share over a consecutive 30 trading-day period. In order to regain compliance, on the last trading day of any calendar month during the cure period or on the last business day of the six-month cure period, the Company’s shares of common stock must demonstrate (i) a closing price of at least $1.00 per share and (ii) an average closing share price of at least $1.00 over the 30 trading-day period ending on such date. The Company intends to cure the deficiency within a period permissible under Section 802.01C of the NYSE’s Listed Company Manual. However, there can be no assurances that the Company will meet continued listing standards within the specified cure period.

If we are unable to satisfy the NYSE criteria for continued listing, our common stock would be subject to delisting. A delisting of our common stock could negatively impact our reputation and, consequently, our business by, among other things, reducing the liquidity and market price of our common stock; reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; decreasing the amount of news and analyst coverage of the Company; and limiting our ability to issue additional securities or obtain additional financing in the future. In addition, if the Company ceases to be listed or quoted on any of The NYSE, The Nasdaq Global Select Market or The Nasdaq Global Market (or any of their respective successors), holders of the outstanding 4.50% Convertible Senior Notes (the “Convertible Notes”) will have the option to require the Company to repurchase for cash all of such holder’s notes at 100% of the principal amount, plus accrued and unpaid interest. An acceleration of our debt maturities would put significant pressure on our liquidity and ability to continue to operate as a going concern; however, in the event of a delisting or likely delisting, the Company intends to work proactively and collaboratively with its debt holders to amend its credit documents and indentures or pursue other alternative plans that are probable of execution in order to avoid a default and acceleration of the Company’s indebtedness.

Supply Chain

The COVID-19 pandemic has contributed, in part, to global supply chain disruptions, shortages, and recent inflationary pressures. While the Company is still able to receive sufficient inventory of the key materials needed across its network, the Company has recently experienced pressure on its supply chain, including shipping delays, higher prices from suppliers, and reduced availability of materials, particularly excipients and packaging components. To date, the supply chain pressure has not had a material impact on the Company’s results of operations. However, the Company is regularly communicating with its suppliers, third-party partners, customers, healthcare providers and government officials in order to respond rapidly to any issues as they arise. The longer the current situation continues, it is more likely that the Company may experience some sort of material interruption to our supply chain, and such an interruption could adversely affect our business, including but not limited to, our ability to timely manufacture and distribute our products.

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

Results of Operations - Three months ended September 30, 2022 compared with the three months ended September 30, 2021

Net sales decreased 26% to $75.1 million for the three months ended September 30, 2022. The table below identifies the Company’s net product sales by medical indication for the three months ended September 30, 2022 and 2021.

(In thousands)	September 30,
Medical Indication	2022	2021
Analgesic	$3,424	$5,314
Anti-Psychosis	2,620	3,715
Cardiovascular	10,882	14,100
Central Nervous System	20,794	22,785
Endocrinology	7,312	7,845
Gastrointestinal	7,942	15,240
Infectious Disease	5,069	12,515
Migraine	3,324	4,685
Respiratory/Allergy/Cough/Cold	1,202	3,114
Other	8,759	10,352
Contract manufacturing revenue	3,751	1,860
Total net sales	$75,079	$101,525

The decrease in net sales was driven by a decrease in volumes of $19.3 million and a decrease in the selling price of products of $7.2 million. The decrease in the selling price of products was primarily driven by lower sales prices of Posaconazole, which is included within the Infectious Disease medical indication, and Dexmethylphenidate and Amphetamine Salts, which are included within the Central Nervous System medical indication. The pressure on sales prices across our portfolio is a reflection of the competitive environment in the generic drug industry. Overall volumes, particularly volumes of Posaconazole, were also negatively impacted by the competitive environment. In addition, volumes, specifically within the Gastrointestinal medical indication, were lower as a result of certain product discontinuances in connection with the 2021 Restructuring Plan.

In January 2017, a provision in the Bipartisan Budget Act of 2015 required drug manufacturers to pay additional rebates to state Medicaid programs if the prices of their generic drugs rise at a rate faster than inflation. The provision negatively impacted the Company’s net sales by $1.9 million and $3.3 million during the three months ended September 30, 2022 and 2021, respectively.

The following chart details price and volume changes by medical indication:

	Sales volume	Sales price
Medical indication	change %	change %
Analgesic	(26)%	(10)%
Anti-Psychosis	(17)%	(12)%
Cardiovascular	(18)%	(5)%
Central Nervous System	—%	(9)%
Endocrinology	—%	(7)%
Gastrointestinal	(52)%	4%
Infectious Disease	(39)%	(20)%
Migraine	(20)%	(9)%
Respiratory/Allergy/Cough/Cold	(53)%	(8)%

The Company sells its products to customers in various distribution channels. The table below presents the Company’s net sales to each distribution channel for the three months ended:

(In thousands)	September 30,	September 30,
Customer Distribution Channel	2022	2021
Wholesaler/Distributor	$60,038	$84,844
Retail Chain	9,388	12,726
Mail-Order Pharmacy	1,902	2,095
Contract manufacturing revenue	3,751	1,860
Total net sales	$75,079	$101,525

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

Levothyroxine Tablets

In August 2020, the Company commenced distributing Cediprof, Inc.’s (“Cediprof”) Levothyroxine Tablets product under an interim exclusive supply and distribution agreement, which had been previously distributed by Sandoz, Inc. (“Sandoz”) under a separate distribution contract. At around the same time, Sandoz filed several complaints and motions for temporary restraining orders against the Company and Sandoz to prevent the Company from distributing Cediprof’s product. The complaints were subsequently dismissed, and the temporary restraining orders were denied. Cediprof subsequently proceeded against Cediprof in an arbitration in New York, where the Company has agreed to indemnify Cediprof. On August 5, 2022, the arbitrator issued a final award, finding that Cediprof had breached the Sandoz contract and determining that Sandoz is entitled to lost profits, among other damages. The portion of the award subject to indemnification from the Company amounted to $10.9 million, which is included in accrued expenses on the Consolidated Balance Sheets. The Company’s indemnification obligation will only be triggered if and when Cediprof pays the award. See Note 10 “Legal, Regulatory Matters and Contingencies” for additional information regarding this matter.

Cost of Sales, including amortization of intangibles. Cost of sales, including amortization of intangibles, for the first quarter of Fiscal 2023 decreased 26% to $62.5 million from $85.0 million in the same prior-year period. Amortization expense included in cost of sales decreased to $1.2 million in the first quarter of Fiscal 2023 compared to $4.0 million in Fiscal 2022 as a result of intangible asset impairment charges incurred during the prior fiscal year, which resulted in a lower amortizable base for certain assets. The Company has experienced increased competitive market pressure in recent years, which has resulted in overall decrease in sales volumes and, therefore, lower cost of sales in the current period. The 2021 Restructuring Plan resulted in lower overall headcount, which further reduced cost of sales in the first quarter of Fiscal 2023.

Gross Profit. Gross profit for the first quarter of Fiscal 2023 decreased 24% to $12.6 million or 17% of net sales. In comparison, gross profit for the first quarter of Fiscal 2022 was $16.5 million or 16% of net sales.

Research and Development Expenses. Research and development expenses for the first quarter of Fiscal 2023 increased 25% to $7.2 million from $5.8 million in Fiscal 2022. The increase was primarily due to the timing of spend related to product development projects and distribution agreements.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 12% to $16.7 million for the first quarter of Fiscal 2023 compared with $18.9 million in Fiscal 2022. The decrease was primarily driven by higher expenses in the first quarter of Fiscal 2022 related to the reimbursement of legal costs associated with a distribution agreement.

Asset impairment charges. In September 2022, the Company signed a listing and sale agreement to engage a broker to sell its State Road facility and certain equipment at the facility. The Company adjusted the assets to fair value less costs to sell, which resulted in a $4.7 million impairment charge.

Gain on sale of intangible assets. In connection with the sale of the Company’s Carmel, NY facility in Fiscal 2022, Chartwell had the option to purchase certain ANDAs from the Company. In the first quarter of Fiscal 2023, Chartwell exercised this option and purchased additional ANDAs under a separate agreement, which resulted in an aggregate gain totaling $3.1 million.

Other Loss. Interest expense for the three months ended September 30, 2022 totaled $15.0 million compared to $14.2 million for the three months ended September 30, 2021. The weighted average interest rate for the first quarter of Fiscal 2023 and 2022 was 9.1% and 8.8%, respectively.

Income Tax. The Company recorded income tax expense of $34 thousand in the first quarter of Fiscal 2023 as compared to an income tax benefit of $0.1 million in the first quarter of Fiscal 2022. The effective tax rate for the three months ended September 30, 2022 was (0.1)%, compared to 0.3% for the three months ended September 30, 2021.

Net Loss. For the three months ended September 30, 2022, the Company reported net loss of $28.0 million, or $(0.68) per diluted share. Comparatively, net loss in the corresponding prior-year period was $22.3 million, or $(0.56) per diluted share.

Liquidity and Capital Resources

Cash Flow

The Company has historically financed its operations with cash flow generated from operations and has access to $43.4 million on the Amended ABL Credit Facility, which includes use of the facility for letters of credit and is discussed further below. However, more recently, the Company has experienced and continues to expect cash flow pressures related to the competitive environment within the industry. Management has maintained discipline spending and has implemented various working capital improvements and cost-cutting initiatives, namely the 2021 Restructuring Plan, to offset some of these pressures. The Company currently expects to maintain a sufficient cash balance to run its operations for at least the next 12 months; however, there is no guarantee that management’s efforts to improve our cash flows will be successful enough to support our operations beyond that period. At September 30, 2022, working capital was $154.5 million as compared to $185.2 million at June 30, 2022, a decrease of $30.7 million.

Net cash used in operating activities of $11.3 million for the three months ended September 30, 2022 reflected net loss of $28.0 million, adjustments for non-cash items of $16.8 million, as well as cash used by changes in operating assets and liabilities of $0.1 million. In comparison, net cash provided by operating activities of $17.2 million for the three months ended September 30, 2021 reflected net loss of $22.3 million, adjustments for non-cash items of $22.1 million, as well as cash provided by changes in operating assets and liabilities of $17.4 million.

Significant changes in operating assets and liabilities from June 30, 2022 to September 30, 2022 were comprised of:

●	An increase in accrued expenses of $9.2 million primarily attributable to the interest related to the 7.750% Senior Secured Notes, which was paid in October 2022.
●	An increase in accounts payable of $5.7 million mainly due to the timing of vendor invoices and payments.
●	An increase in other assets of $4.4 million primarily due to the retention bonuses for Named Executive Officers (“NEOs”) paid in September 2022, which will be recognized on the Consolidated Statement of Operations over a three-year clawback period.

Significant changes in operating assets and liabilities from June 30, 2021 to September 30, 2021 were comprised of:

●	A decrease in accounts receivable of $4.5 million mainly due to the timing of sales and cash receipts. The Company’s days sales outstanding (“DSO”) at September 30, 2021, based on gross sales for the three months ended September 30, 2021 and gross accounts receivable at September 30, 2021, was 77 days. The level of DSO at September 30, 2021 was comparable to the Company’s expectation that DSO will be in the 70 to 85-day range based on customer payment terms.
●	An increase in accounts payable of $7.4 million mainly due to the timing of vendor invoices and payments.
●	An increase in accrued expenses of $6.7 million primarily attributable to the interest related to the 7.750% Senior Secured Notes, which was paid in October 2021.

Net cash provided by investing activities of $1.4 million for the three months ended September 30, 2022 was mainly the result of proceeds from the sale of assets of $4.2 million partially offset by purchases of property, plant and equipment of $2.8 million. Net cash used in investing activities of $4.6 million for the three months ended September 30, 2021 was mainly the result of purchases of property, plant and equipment of $3.5 million and purchases of intangible assets of $1.5 million.

Net cash used in financing activities of $0.1 million for the three months ended September 30, 2022 was primarily due to purchases of treasury stock. Net cash used in financing activities of $0.6 million for the three months ended September 30, 2021 was due to purchases of treasury stock totaling $0.7 million, partially offset by proceeds from issuance of stock pursuant to stock compensation plans of $0.1 million.

Credit Facility and Other Indebtedness

The Company has previously entered into and may enter future agreements with various government agencies and financial institutions to provide additional cash to help finance the Company’s acquisitions, various capital investments and potential strategic opportunities. These borrowing arrangements as of September 30, 2022 are as follows:

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

In connection with the Second Lien Facility, the Company is required to maintain at least $5.0 million in a deposit account at all times subject to control by the Second Lien Collateral Agent, and a minimum cash balance of $15.0 million as of the last day of each month. At September 30, 2022, the Company classified the $5.0 million required deposit account balance as restricted cash, which is included in other assets caption in the Consolidated Balance Sheet.

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

The Company files income tax returns in the United States federal jurisdiction and its Fiscal 2015 through 2017, 2019, 2020 and 2021 federal returns are currently under examination by the Internal Revenue Service (“IRS”). As part of a lengthy process, the Company has received various Information Document Requests and Notices of Proposed Adjustment with respect to positions taken in certain income tax issues, including an accounting method change related to chargebacks and rebates that the IRS is proposing to disallow. We are in the process of assessing the impact of these notices and preparing a response to the IRS. We believe that it is more likely than not that our positions will ultimately be sustained upon further examination, and, if necessary, will contest any additional tax determined to be owed; however, an adverse outcome could have a material impact to the Company’s Consolidated Statements of Operations and financial position.

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

Management has identified the following as “Critical Accounting Policies and Estimates”: Revenue Recognition, Inventories, Income Taxes, and Valuation of Long-Lived Assets, including Intangible Assets. Refer to the Company’s Form 10-K for the fiscal year ended June 30, 2022 for a description of our Critical Accounting Policies.

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

Change in Internal Control Over Financial Reporting

There has been no change in Lannett’s internal control over financial reporting during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in Note 10 “Legal, Regulatory Matters and Contingencies” of the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and is incorporated by reference herein.

ITEM 1A. RISK FACTORS

Lannett Company, Inc’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022 includes a detailed description of its risk factors.

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

LANNETT COMPANY, INC.

Dated: November 3, 2022	By:	/s/ Timothy Crew
Timothy Crew
Chief Executive Officer

Dated: November 3, 2022	By:	/s/ John Kozlowski
John Kozlowski
Vice President of Finance, Chief Financial Officer and Principal Accounting Officer