Form 10-Q
period 2022-12-31
LANNETT CO INC
filed 2023-02-02
CIK 57725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-12 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each class of the registrant’s common stock, as of the latest practical date.

Class	Outstanding as of January 31, 2023
Common stock, par value $0.001 per share	43,066,265

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LANNETT COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share and per share data)

	December 31, 2022	June 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$55,850	$87,854
Accounts receivable, net	80,344	56,241
Inventories	94,776	95,158
Current income taxes receivable	—	36,793
Assets held for sale	1,300	—
Other current assets	18,257	14,070
Total current assets	250,527	290,116
Property, plant and equipment, net	116,473	133,178
Intangible assets, net	29,639	32,179
Operating lease right-of-use assets	9,274	9,646
Income taxes receivable	17,984	—
Other assets	14,462	19,316
TOTAL ASSETS	$438,359	$484,435

LIABILITIES
Current liabilities:
Accounts payable	$33,165	$29,737
Accrued expenses	25,688	23,667
Accrued payroll and payroll-related expenses	9,151	8,342
Rebates payable	21,377	21,568
Royalties payable	7,466	5,677
Restructuring liability	410	490
Current operating lease liabilities	2,074	2,064
Other current liabilities	12,885	13,395
Total current liabilities	112,216	104,940
Long-term debt, net	623,855	614,948
Long-term operating lease liabilities	9,441	9,994
Other liabilities	5,121	5,616
TOTAL LIABILITIES	750,633	735,498
Commitments and contingencies (Notes 11 and 12)

STOCKHOLDERS’ DEFICIT
Common stock ($0.001 par value, 100,000,000 shares authorized; 42,996,851 and 42,269,137 shares issued; 41,247,806 and 40,704,572 shares outstanding at December 31, 2022 and June 30, 2022, respectively)	43	42
Additional paid-in capital	367,134	363,957
Accumulated deficit	(660,713)	(596,386)
Accumulated other comprehensive loss	(367)	(411)
Treasury stock (1,749,045 and 1,564,565 shares at December 31, 2022 and June 30, 2022, respectively)	(18,371)	(18,265)
Total stockholders’ deficit	(312,274)	(251,063)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$438,359	$484,435

The accompanying notes are an integral part of the Consolidated Financial Statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Net sales	$80,894	$86,508	$155,973	$188,033
Cost of sales	65,258	76,990	126,543	157,998
Amortization of intangibles	1,358	3,808	2,553	7,804
Gross profit	14,278	5,710	26,877	22,231
Operating expenses (income):
Research and development expenses	4,928	4,747	12,107	10,511
Selling, general and administrative expenses	18,317	18,791	35,014	37,696
Restructuring expenses	335	891	481	891
Asset impairment charges	5,969	49,361	10,637	49,361
Gain on sale of intangible assets	(500)	—	(3,563)	—
Total operating expenses	29,049	73,790	54,676	98,459
Operating loss	(14,771)	(68,080)	(27,799)	(76,228)
Other income (expense), net:
Investment income	399	46	491	80
Interest expense	(15,184)	(14,430)	(30,214)	(28,654)
Loss on loan receivable	(6,826)	—	(6,826)	—
Other income (expense)	106	11	87	(51)
Total other expense, net	(21,505)	(14,373)	(36,462)	(28,625)
Loss before income tax	(36,276)	(82,453)	(64,261)	(104,853)
Income tax expense (benefit)	32	(1,368)	66	(1,426)
Net loss	$(36,308)	$(81,085)	$(64,327)	$(103,427)

Loss per common share (1):
Basic	$(0.88)	$(2.01)	$(1.57)	$(2.58)
Diluted	$(0.88)	$(2.01)	$(1.57)	$(2.58)

Weighted average common shares outstanding (1):
Basic	41,170,839	40,358,127	41,056,607	40,142,974
Diluted	41,170,839	40,358,127	41,056,607	40,142,974
(1)	See Note 14 “Loss Per Common Share” for details on calculation.

The accompanying notes are an integral part of the Consolidated Financial Statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Net loss	$(36,308)	$(81,085)	$(64,327)	$(103,427)
Other comprehensive income:
Foreign currency translation gain	34	5	44	29
Total other comprehensive income	34	5	44	29
Comprehensive loss	$(36,274)	$(81,080)	$(64,283)	$(103,398)

The accompanying notes are an integral part of the Consolidated Financial Statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

(In thousands)

	Three Months Ended December 31, 2022
					Accumulated
	Common Stock		Additional		Other		Total
	Shares		Paid-In	Accumulated	Comprehensive	Treasury	Stockholders’
	Issued	Amount	Capital	Deficit	Loss	Stock	Deficit
Balance, September 30, 2022	42,918	$43	$365,573	$(624,405)	$(401)	$(18,371)	$(277,561)
Shares issued in connection with share-based compensation plans	79	—	29	—	—	—	29
Share-based compensation	—	—	1,532	—	—	—	1,532
Other comprehensive income	—	—	—	—	34	—	34
Net loss	—	—	—	(36,308)	—	—	(36,308)
Balance, December 31, 2022	42,997	$43	$367,134	$(660,713)	$(367)	$(18,371)	$(312,274)

	Three Months Ended December 31, 2021
					Accumulated
	Common Stock		Additional		Other		Total
	Shares		Paid-In	Accumulated	Comprehensive	Treasury	Stockholders’
	Issued	Amount	Capital	Deficit	Loss	Stock	Deficit
Balance, September 30, 2021	41,787	$42	$358,361	$(387,108)	$(524)	$(18,124)	$(47,353)
Shares issued in connection with share-based compensation plans	266	—	95	—	—	—	95
Share-based compensation	—	—	2,309	—	—	—	2,309
Purchase of treasury stock	—	—	—	—	—	(131)	(131)
Other comprehensive income	—	—	—	—	5	—	5
Net loss	—	—	—	(81,085)	—	—	(81,085)
Balance, December 31, 2021	42,053	$42	$360,765	$(468,193)	$(519)	$(18,255)	$(126,160)

	Six Months Ended December 31, 2022
					Accumulated
	Common Stock		Additional		Other		Total
	Shares		Paid-In	Accumulated	Comprehensive	Treasury	Stockholders’
	Issued	Amount	Capital	Deficit	Loss	Stock	Deficit
Balance, June 30, 2022	42,269	$42	$363,957	$(596,386)	$(411)	$(18,265)	$(251,063)
Shares issued in connection with share-based compensation plans	728	1	66	—	—	—	67
Share-based compensation	—	—	3,111	—	—	—	3,111
Purchase of treasury stock	—	—	—	—	—	(106)	(106)
Other comprehensive income	—	—	—	—	44	—	44
Net loss	—	—	—	(64,327)	—	—	(64,327)
Balance, December 31, 2022	42,997	$43	$367,134	$(660,713)	$(367)	$(18,371)	$(312,274)

	Six Months Ended December 31, 2021
					Accumulated
	Common Stock		Additional		Other		Total
	Shares		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Issued	Amount	Capital	Earnings	Loss	Stock	Equity

Balance, June 30, 2021	40,913	$41	$355,239	$(364,766)	$(548)	$(17,437)	$(27,471)
Shares issued in connection with share-based compensation plans	1,140	1	199	—	—	—	200
Share-based compensation	—	—	5,327	—	—	—	5,327
Purchase of treasury stock	—	—	—	—	—	(818)	(818)
Other comprehensive income	—	—	—	—	29	—	29
Net loss	—	—	—	(103,427)	—	—	(103,427)
Balance, December 31, 2021	42,053	$42	$360,765	$(468,193)	$(519)	$(18,255)	$(126,160)

The accompanying notes are an integral part of the Consolidated Financial Statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended
	December 31,
	2022	2021
OPERATING ACTIVITIES:
Net loss	$(64,327)	$(103,427)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	12,501	18,871
Share-based compensation	3,111	5,327
Asset impairment charges	10,637	49,361
Loss on loan receivable	6,826	—
(Gain) loss on sale/disposal of assets	(3,563)	51
Accrual of payment-in-kind interest on Second Lien Credit Facility	5,453	10,024
Amortization of debt discount and other debt issuance costs	3,635	2,959
Provision for inventory write-downs	3,259	4,054
Other noncash expenses	453	393
Changes in assets and liabilities which provided (used) cash:
Accounts receivable, net	(24,103)	32,559
Inventories	(2,877)	(288)
Income taxes receivable/payable	18,866	(833)
Other assets	(6,340)	(2,255)
Rebates payable	(191)	6,180
Royalties payable	1,789	(3,092)
Restructuring liability	(80)	612
Operating lease assets/liabilities	(624)	(561)
Accounts payable	3,428	(3,597)
Accrued expenses	1,871	(1,871)
Accrued payroll and payroll-related expenses	809	(1,074)
Other liabilities	(1,062)	450
Net cash (used in) provided by operating activities	(30,529)	13,843
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(5,180)	(6,758)
Proceeds from sale of assets	4,700	353
Purchases of intangible assets	(1,000)	(1,500)
Net cash used in investing activities	(1,480)	(7,905)
FINANCING ACTIVITIES:
Proceeds from issuance of stock	67	200
Purchase of treasury stock	(106)	(818)
Net cash used in financing activities	(39)	(618)
Effect on cash and cash equivalents of changes in foreign exchange rates	44	29
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(32,004)	5,349
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	92,854	98,286
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$60,850	$103,635

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$21,185	$15,131
Income taxes refunded	$(18,798)	$(592)
Purchases of property, plant and equipment included in accounts payable	$440	$999

The accompanying notes are an integral part of the Consolidated Financial Statements.

LANNETT COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for the presentation of interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited financial statements do not include all the information and footnotes necessary for a comprehensive presentation of the financial position, results of operations and cash flows for the periods presented. In the opinion of management, the unaudited financial statements include all the normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Operating results for the three and six months ended December 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2023. These unaudited financial statements should be read in combination with the other Notes in this section; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 2; and the Consolidated Financial Statements, including the Notes to the Consolidated Financial Statements, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022. The Consolidated Balance Sheet as of June 30, 2022 was derived from audited financial statements.

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

NYSE Notices of Failure to Satisfy a Continued Listing Rule or Standard

On March 2, 2022, we received notice from the New York Stock Exchange (the “NYSE”) that we were no longer in compliance with the NYSE continued listing standards, set forth in Section 802.01B of the NYSE’s Listed Company Manual, because the Company’s average global market capitalization over a consecutive 30 trading-day period was less than $50.0 million and, at the same time, our shareholders’ equity was less than $50.0 million. If the Company’s average global market capitalization over a consecutive 30 trading-day period drops below $15.0 million, the NYSE will initiate delisting proceedings. As of January 31, 2023, the 30 trading-day average global market capitalization of the Company was approximately $26.4 million, and the Company’s absolute market capitalization was approximately $23.7 million. In accordance with the NYSE listing requirements, we submitted a plan that demonstrates how we expect to return to compliance with Section 802.01B within 18 months. On May 26, 2022, the Company received notice from the NYSE that the plan was accepted. The NYSE has been performing quarterly reviews during the 18 months from the Company’s receipt of the notice for compliance with the goals and initiatives as outlined in the Company’s plan. Failure to satisfy the requisite goals or initiatives may result in the Company being subject to NYSE trading suspension at that time. The Company is required to achieve the minimum continued listing standards of either average global market capitalization over a consecutive 30 trading-day period of $50 million or total stockholders' equity of $50 million at the completion of the 18-month plan period, and failure to achieve any of the minimum requirements at the end of the 18-month period may result in the Company being suspended by the NYSE, which may make an application to the SEC to delist the Company’s common stock. There can be no assurances that the Company will maintain compliance with the plan.

In addition, on March 14, 2022, the Company received a second notice from the NYSE that it was not in compliance with the continued listing standard set forth in Section 802.01C of the NYSE’s Listed Company Manual because the average closing price of the Company’s common stock was less than $1.00 per share over a consecutive 30 trading-day period. In order to regain compliance, on the last trading day of any calendar month during the cure period or on the last business day of the six-month cure period, the Company’s shares of common stock must demonstrate (i) a closing price of at least $1.00 per share and (ii) an average closing share price of at least $1.00 over the 30 trading-day period ending on such date. On January 25, 2023, the stockholders of the Company and the Board of Directors approved a 1-for-4 reverse stock split, and the Company plans to file an amendment to our Certificate of Incorporation to effectuate the reverse stock split on February 6, 2023. The Company’s common stock will begin trading on a split-adjusted basis on February 7, 2023. If the Company’s stock price exceeds $1.00 on a split-adjusted basis for at least 30 trading days following the reverse stock split, the price condition will be deemed cured. However, there can be no assurances that the Company will meet this continued listing standard within the specified cure period.

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

Cash, cash equivalents and restricted cash

The Company considers all highly liquid investments with original maturities less than or equal to three months at the date of purchase to be cash and cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value, and consist of bank deposits and money market funds. The Company maintains its cash deposits and cash equivalents at well-known, stable financial institutions. Such amounts frequently exceed insured limits. In connection with the Second Lien Secured Loan Facility (“Second Lien Facility”), the Company is required to maintain at least $5.0 million in a deposit account at all times, subject to control by the Second Lien Collateral Agent. At December 31, 2022, the Company classified this balance as restricted cash, which is included in other assets on the Consolidated Balance Sheets.

Presented in the table below is a reconciliation of the cash, cash equivalents and restricted cash amounts presented on the Consolidated Balance Sheets to the sum of such amounts presented on the Consolidated Statements of Cash Flows for the periods ended December 31, 2022 and 2021.

	December 31, 2022	December 31, 2021
Cash and cash equivalents	$55,850	$98,635
Restricted cash, included in other assets	5,000	5,000
Cash, cash equivalents and restricted cash as presented on the Consolidated Statements of Cash Flows	$60,850	$103,635

Allowance for expected credit losses

The Company complies with ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which requires the Company to recognize an allowance that reflects a current estimate of credit losses expected to be incurred over the life of the financial asset, including trade receivables. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses. The Company determines its allowance for expected credit losses by considering a number of factors, including the length of time balances are past due, the Company’s previous loss history, the customer’s current ability to pay its obligations to the Company and the expected condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they are determined to be uncollectible.

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

Intangible Assets

Definite-lived intangible assets are stated at cost less accumulated amortization. Amortization of definite-lived intangible assets is computed on a straight-line basis over the assets’ estimated useful lives, which commence upon first shipment of the product associated with the intangible asset. The Company continually evaluates the reasonableness of the useful lives of these assets. Costs to renew or extend the term of a recognized intangible asset are expensed as incurred.

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

Revenue Disaggregation

The Company operates in one reportable segment, generic pharmaceuticals. As such, the Company aggregates its financial information for all products. The following table identifies the Company’s net sales by medical indication for the three and six months ended December 31, 2022 and 2021.

	Three Months Ended		Six Months Ended
(In thousands)	December 31,		December 31,
Medical Indication	2022	2021	2022	2021
Analgesic	$2,592	$3,919	$6,016	$9,233
Anti-Psychosis	2,575	2,095	5,195	5,810
Cardiovascular	13,089	9,753	23,971	23,853
Central Nervous System	21,782	22,340	42,576	45,125
Endocrinology	5,831	8,297	13,143	16,142
Gastrointestinal	8,716	14,023	16,658	29,263
Infectious Disease	4,989	6,520	10,058	19,035
Migraine	3,574	4,446	6,898	9,131
Respiratory/Allergy/Cough/Cold	1,468	1,868	2,670	4,982
Other	10,955	10,275	19,714	20,627
Contract manufacturing revenue	5,323	2,972	9,074	4,832
Total net sales	$80,894	$86,508	$155,973	$188,033

Customer, Supplier and Product Concentration

For the three and six months ended December 31, 2022 and 2021, the Company did not have any products that accounted for at least 10% of total net sales. Products are defined as containing the same active ingredient or combination of ingredients.

The following table presents the percentage of total net sales, for the three and six months ended December 31, 2022 and 2021, for certain of the Company’s customers which accounted for at least 10% of total net sales in any of those periods:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Customer A	22%	26%	22%	28%
Customer B	21%	15%	21%	17%
Customer C	16%	14%	16%	14%

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

For operating leases, a single lease cost is generally recognized in the Consolidated Statements of Operations on a straight-line basis over the lease term unless an impairment has been recorded with respect to a leased asset. For finance leases, amortization expense and interest expense are recognized separately in the Consolidated Statements of Operations, with amortization expense generally recorded on a straight-line basis and interest expense recorded using the effective interest method. Variable lease costs not initially included in the lease liability and ROU asset impairment charges are expensed as incurred. The Company does not recognize short-term leases of 12 months or less on its Consolidated Balance Sheets.

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

Self-Insurance

The Company self-insures for certain employee medical and prescription benefits. The Company also maintains stop loss coverage with third party insurers to limit its total liability exposure. The liability for self-insured risks is primarily calculated using independent third-party actuarial valuations which take into account actual claims, claims growth and claims incurred but not yet reported. Actual experience, including claim frequency and severity as well as health-care inflation, could result in different liabilities than the amounts currently recorded. The liability for self-insured risks under this plan was $1.0 million and $0.5 million as of December 31, 2022 and June 30, 2022, respectively, and is recorded in the accrued payroll and payroll-related expenses caption in the Consolidated Balance Sheets.

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

Note 4. Restructuring Charges

On December 15, 2022, the Company authorized a restructuring and cost savings plan (the “2022 Restructuring Plan”) to streamline and realign our operations to ensure the continued progression of our existing pipeline and future growth. The 2022 Restructuring Plan includes operational improvements and cost efficiencies as well as engagement with more external partners and technology providers, globally, to execute on our R&D plans and operations.

The total reduction in headcount, and the basis of the estimated severance costs, for the 2022 Restructuring Plan is expected to be approximately 60 positions. The Company expects the reduction in force to be completed by the end of Fiscal 2023. The Company estimates that it will incur approximately $3 million in severance-related costs in connection with the 2022 Restructuring Plan. A reconciliation of the changes in restructuring liabilities associated with the 2022 Restructuring Plan from June 30, 2022 through December 2022 is set forth in the following table:

Employee
(In thousands)	Separation Costs
Balance at June 30, 2022	$—
Restructuring charges	317
Payments	—
Balance at December 31, 2022	$317

In connection with the shift in our R&D operations, the Company also anticipates exiting our State Road and Torresdale facilities in Philadelphia, Pennsylvania by the end of our current fiscal year. In the first quarter of Fiscal 2023, the Company recorded an impairment charge of $4.7 million to adjust the State Road facility and certain equipment to fair value less costs to sell and the remaining assets of $1.3 million were recorded in the assets held for sale caption in the Consolidated Balance Sheet. In the second quarter of Fiscal 2023, the Company recorded an impairment charge of $6.0 million to adjust the Torresdale facility to its approximate fair value.

Note 5. Accounts Receivable, net

Accounts receivable, net consisted of the following components at December 31, 2022 and June 30, 2022:

	December 31,	June 30,
(In thousands)	2022	2022
Gross accounts receivable	$187,187	$199,242
Less: Chargebacks reserve	(39,739)	(54,501)
Less: Rebates reserve	(16,139)	(26,921)
Less: Returns reserve	(37,190)	(46,478)
Less: Other deductions	(12,826)	(14,117)
Less: Allowance for expected credit losses	(949)	(984)
Accounts receivable, net	$80,344	$56,241

For the three months ended December 31, 2022, the Company recorded a provision for chargebacks, rebates (including rebates presented as rebates payable), returns and other deductions of $94.7 million, $25.7 million, $8.2 million and $7.2 million, respectively. For the three months ended December 31, 2021, the Company recorded a provision for chargebacks, rebates (including rebates presented as rebates payable), returns and other deductions of $114.7 million, $26.5 million, $7.4 million and $7.8 million, respectively.

For the six months ended December 31, 2022, the Company recorded a provision for chargebacks, rebates (including rebates presented as rebates payable), returns and other deductions of $180.9 million, $47.3 million, $13.5 million and $13.9 million, respectively. For the six months ended December 31, 2021, the Company recorded a provision for chargebacks, rebates (including rebates presented as rebates payable), returns and other deductions of $245.9 million, $55.3 million, $13.3 million and $26.8 million, respectively.

The following table identifies the activity and ending balances of each major category of revenue-related reserve for the six months ended December 31, 2022 and 2021:

Reserve Category
(In thousands)	Chargebacks	Rebates	Returns	Other	Total
Balance at June 30, 2022	$54,501	$48,489	$46,478	$14,117	$163,585
Current period provision	180,856	47,322	13,546	13,931	255,655
Credits issued during the period	(195,618)	(58,295)	(22,834)	(15,222)	(291,969)
Balance at December 31, 2022	$39,739	$37,516	$37,190	$12,826	$127,271

Reserve Category
(In thousands)	Chargebacks	Rebates	Returns	Other	Total
Balance at June 30, 2021	$69,564	$35,297	$38,395	$15,505	$158,761
Current period provision	245,900	55,262	13,305	26,761	341,228
Credits issued during the period	(248,631)	(46,857)	(14,930)	(26,968)	(337,386)
Balance at December 31, 2021	$66,833	$43,702	$36,770	$15,298	$162,603

For the three months ended December 31, 2022 and 2021, as a percentage of gross sales the provision for chargebacks was 44.8% and 47.8%, the provision for rebates was 12.2% and 11.1%, the provision for returns was 3.9% and 3.1% and the provision for other adjustments was 3.4% and 3.2%, respectively.

For the six months ended December 31, 2022 and 2021, as a percentage of gross sales the provision for chargebacks was 44.9% and 46.9%, the provision for rebates was 11.8% and 10.5%, the provision for returns was 3.4% and 2.5% and the provision for other adjustments was 3.5% and 5.1%, respectively.

The decrease in the reserve for chargebacks from June 30, 2022 to December 31, 2022 was primarily attributable to changes in product and customer sales mix. Additionally, the reserve for rebates and returns decreased during the first six months of Fiscal 2023 due to the timing of payments. Higher than average returns in prior periods also contributed to the decrease in the reserve for returns during the period.

Note 6. Inventories

Inventories at December 31, 2022 and June 30, 2022 consisted of the following:

	December 31,	June 30,
(In thousands)	2022	2022
Raw Materials	$40,809	$39,297
Work-in-process	10,152	9,313
Finished Goods	43,815	46,548
Total	$94,776	$95,158

During the three months ended December 31, 2022 and 2021, the Company recorded write-downs to net realizable value for excess and obsolete inventory of $0.6 million and $1.2 million, respectively. During the six months ended December 31, 2022 and 2021, the Company recorded write-downs to net realizable value for excess and obsolete inventory of $3.3 million and $4.1 million, respectively

Note 7. Property, Plant and Equipment, net

Property, plant and equipment, net at December 31, 2022 and June 30, 2022 consisted of the following:

		December 31,	June 30,
(In thousands)	Useful Lives	2022	2022
Land	—	$348	$533
Building and improvements	10 - 39 years	77,580	93,701
Machinery and equipment	5 - 10 years	155,598	158,854
Furniture and fixtures	5 - 7 years	3,088	3,367
Less accumulated depreciation		(135,883)	(136,433)
		100,731	120,022
Construction in progress		15,742	13,156
Property, plant and equipment, net		$116,473	$133,178

Depreciation expense for the three months ended December 31, 2022 and 2021 was $4.9 million and $5.5 million, respectively. Depreciation expense for the six months ended December 31, 2022 and 2021 was $9.9 million and $11.1 million, respectively.

In the second quarter of Fiscal 2023, the Company recorded an impairment charge of $6.0 million to adjust the Torresdale facility to its approximate fair value in connection with the 2022 Restructuring Plan. See Note 4 “Restructuring Charges” for additional information on the plan.

Property, plant and equipment, net included amounts held in foreign countries in the amount of $0.8 million and $0.7 million at December 31, 2022 and June 30, 2022, respectively.

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

Financial Instruments Disclosed, But Not Reported, at Fair Value

We estimate the fair value of 7.750% senior secured notes due 2026 (the “Notes”) and the Convertible Notes using market quotations for debt that have quoted prices in active markets (Level 1). Since our Second Lien Facility does not trade on a daily basis in an active market, the fair value estimate is based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities (Level 2). The estimated fair value of the Notes as of December 31, 2022 and June 30, 2022 was approximately $79 million and $140 million, respectively. The estimated fair value of the Second Lien Facility as of December 31, 2022 and June 30, 2022 was approximately $43 million and $76 million, respectively. The decline in the fair value of the Notes and Second Lien Facility is primarily a reflection of the increased competitive pressures on the Company’s recent financial performance, which, in part, resulted in a downgrade to the Company’s credit rating. The estimated fair value of the Convertible Notes was approximately $13 million and $25 million as of December 31, 2022 and June 30, 2022, respectively. The fair value of the Convertible Notes as of December 31, 2022 was lower than the carrying value primarily due to the Company’s stock price of $0.52 at December 31, 2022 as compared to the $15.29 conversion price as well as the Company’s downgraded credit rating.

Note 9. Intangible Assets

Intangible assets, net as of December 31, 2022 and June 30, 2022 consisted of the following:

	Weighted	Gross Carrying Amount		Accumulated Amortization		Intangible Assets, Net
	Avg. Life	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,
(In thousands)	(Yrs.)	2022	2022	2022	2022	2022	2022
Definite-lived:
KUPI trade name	2	$2,920	$2,920	$(2,920)	$(2,920)	$—	$—
KUPI other intangible assets	15	19,000	19,000	(8,995)	(8,362)	10,005	10,638
Silarx product rights	15	18,531	20,000	(6,383)	(6,222)	12,148	13,778
Other product rights	7	17,242	16,242	(9,756)	(8,479)	7,486	7,763
Total intangible assets, net		$57,693	$58,162	$(28,054)	$(25,983)	$29,639	$32,179

For the three months ended December 31, 2022 and 2021, the Company recorded amortization expense of $1.4 million and $3.8 million, respectively. For the six months ended December 31, 2022 and 2021, the Company recorded amortization expense of $2.6 million and $7.8 million, respectively.

Future annual amortization expense consists of the following as of December 31, 2022:

(In thousands)	Amortization
Fiscal Year Ending June 30,	Expense
2023	$2,095
2024	3,874
2025	3,840
2026	3,673
2027	3,535
Thereafter	12,622
$29,639

Note 10. Long-Term Debt

Long-term debt, net consisted of the following:

	December 31,	June 30,
(In thousands)	2022	2022
7.75% Senior Secured Notes due 2026	$350,000	$350,000
Unamortized discount and other debt issuance costs	(4,070)	(4,599)
7.75% Senior Secured Notes due 2026, net	345,930	345,401
Second Lien Secured Loan Facility due 2026 ($190.0M Principal, $5.7M Exit Fee, and $27.5M and $22.0M accrued PIK interest at December 31, 2022 and June 30, 2022 respectively)	223,174	217,721
Unamortized discount and other debt issuance costs	(29,633)	(32,308)
Second Lien Secured Loan Facility due 2026, net	193,541	185,413
4.50% Convertible Senior Notes due 2026	86,250	86,250
Unamortized discount and other debt issuance costs	(1,866)	(2,116)
4.50% Convertible Senior Notes, net	84,384	84,134
$45.0 million Amended ABL Credit Facility	—	—
Total long-term debt, net	$623,855	$614,948

The weighted average interest rate for the three months ended December 31, 2022 and 2021 was 9.1% and 8.9%, respectively. The weighted average interest rate for the six months ended December 31, 2022 and 2021 was 9.1% and 8.9%, respectively. As of December 31, 2022, the Company recorded interest payable of $8.8 million, which is included in the accrued expenses caption of the Consolidated Balance Sheet.

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

In connection with the Second Lien Facility, the Company is required to maintain at least $5.0 million in a deposit account at all times subject to control by the Second Lien Collateral Agent, and a minimum cash balance of $15.0 million as of the last day of each month. At December 31, 2022, the Company classified the $5.0 million required deposit account balance as restricted cash, which is included in other assets caption in the Consolidated Balance Sheet. The Second Lien Facility also contains an affirmative covenant requiring delivery of the Company’s year-end financial statements, accompanied by an audit opinion that is not qualified, subject to customary exceptions, as to the status of the Company as a going concern.

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

Long-term debt amounts due, for the twelve-month periods ending December 31 are as follows:

Amounts Payable
(In thousands)	to Institutions
2023	$—
2024	—
2025	—
2026	659,424
2027	—
Total	$659,424

The long-term debt amounts due above include accrued PIK interest on the Second Lien Facility as of December 31, 2022. As of April 22, 2022, which is the one-year anniversary of the closing date of the Second Lien Facility, the Company may now elect to pay in cash any interest previously required to be paid in the form of PIK interest. To date, the Company has not paid any PIK interest in cash.

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

Government Pricing

On May 22, 2019, following an audit conducted by the Company, the Department of Veterans Affairs issued a Contracting Officer’s Final Decision and Demand for Payment, assessing the sum of $9.4 million for overpayments by the Veteran’s Administration (“VA”) as a result of certain commercial customer prices that were not properly disclosed to the VA for the period of January 1, 2012 through June 30, 2016. In August 2019, the Company remitted payment to the VA and was indemnified from UCB S.A. for the portion of that related to the period prior to the acquisition of KUPI (January 1, 2012 to November 24, 2015) totaling $8.1 million. The VA requested additional information for the period of July 1, 2016 through March 2018. The Company is in the process of responding to the information request.

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

Sandoz, Inc.

On July 20, 2020, Sandoz, Inc. (“Sandoz”) filed a complaint in federal court in Philadelphia, alleging claims for tortious interference with contract, unfair competition and conversion of confidential information, arising out of Cediprof, Inc.’s (“Cediprof”) termination of Sandoz’s contract to distribute levothyroxine tablets in the United States and certain territories. Along with the complaint, Sandoz filed a motion for a temporary restraining order and preliminary injunction, seeking to enjoin the Company from commencing the distribution of levothyroxine tablets on August 3, 2020. On the same day, Sandoz filed a separate complaint and application for a temporary restraining order and preliminary injunction against Cediprof in federal court in New York, seeking to prevent Cediprof from selling its levothyroxine tablets in the United States and certain of its territories to anyone other than Sandoz. On July 27, 2020, the New York court held a hearing and denied Sandoz’s application for a temporary restraining order, ruling Sandoz had failed to establish irreparable harm. Sandoz subsequently dismissed the complaint and is proceeding against Cediprof in an Arbitration in New York, where the Company has agreed to indemnify Cediprof. On July 28, 2020, the Philadelphia court held a hearing and denied Sandoz’s application for a temporary restraining order, ruling that Sandoz had failed to establish irreparable harm and failed to establish that it is likely to succeed on the merits of its claim against Lannett. On October 5, 2020, the Company filed a motion to dismiss the complaint. On December 28, 2020, the Court granted in part and denied in part the motion, dismissing certain of the claims. The Company has filed a motion to stay the case pending the Arbitration of the Sandoz/Cediprof dispute. On January 11, 2021, the Company filed an answer and counterclaim to the complaint. Upon the conclusion of fact discovery, the Court entered an order on July 16, 2021 staying the remaining deadlines in the case pending the outcome of the Arbitration between Sandoz and Cediprof, which began on January 31, 2022. On August 5, 2022, the Arbitrator issued a final award, finding that Cediprof had breached the Sandoz contract and determining that Sandoz is entitled to lost profits, among other damages. The portion of the award subject to indemnification from the Company amounted to $10.9 million, which the Company has accrued as of June 30, 2022. The Company’s indemnification obligation will only be triggered if and when Cediprof pays the award. On November 4, 2022, Cediprof filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. By virtue of the automatic stay arising upon the filing of the bankruptcy petition, collection efforts against Cediprof are stayed pending the resolution of the bankruptcy proceeding.

Ranitidine Oral Solution, USP

On June 1, 2020, a class action complaint was served upon the Company and approximately forty-five (45) other companies asserting claims for personal injury arising from the presence of NDMA in Ranitidine product, which was consolidated in a multidistrict litigation (“MDL”) pending in the United States District Court for the Southern District of Florida. Following the filing of a first amended complaint, the Company filed a motion to dismiss, which was granted and resulted in a dismissal of all claims with prejudice based on federal preemption. The Plaintiffs filed an appeal to the Eleventh Circuit Court of Appeals, which has not yet been ruled upon.

Separately, several lawsuits were filed in various state courts by state government, city government, and several private parties asserting various consumer protection and/or personal injury claims (in the case of individual plaintiffs) regarding the presence of NDMA in Ranitidine products. The Company has filed motions to dismiss in all state cases, some of which were granted and other of which were denied. The Company denies all liability in pending cases.

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

Note 12. Commitments

Leases

At December 31, 2022 and June 30, 2022, the Company had a ROU lease asset of $9.3 million and $9.6 million, respectively, and an operating lease liability of $11.5 million and $12.1 million, respectively. The current balance of the operating lease liability at December 31, 2022 was $2.1 million.

Components of lease costs are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands)	2022	2021	2022	2021
Operating lease cost	$466	$444	$932	$905
Variable lease cost	41	16	79	57
Short-term lease cost (a)	144	83	228	152
Total	$651	$543	$1,239	$1,114

______________________

(a)	Not recorded on the Consolidated Balance Sheet

Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

	Six Months Ended
	December 31,
(In thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,104	$1,084

Weighted-average remaining lease term and discount rate for our operating leases are as follows:

	Six Months Ended
	December 31,
	2022		2021
Weighted-average remaining lease term	8	years	9	years
Weighted-average discount rate	8.5%		8.5%

Maturities of lease liabilities by fiscal year for our operating leases are as follows:

(In thousands)	Amounts Due
2023	$1,041
2024	2,083
2025	2,103
2026	2,124
2027	2,145
Thereafter	6,368
Total lease payments	15,864
Less: Imputed interest	4,349
Present value of lease liabilities	$11,515

Other Commitments

In Fiscal 2020, the Company executed a License and Collaboration Agreement with North South Brother Pharmacy Investment Co., Ltd. and HEC Group PTY, Ltd. (collectively, “HEC”) to develop an insulin glargine product that would be biosimilar to Lantus Solostar. Under the terms of the deal, among other things, the Company shall fund up to the initial $32.0 million of the development costs and split 50/50 any development costs in excess thereof. As of December 31, 2022, the Company has incurred approximately $9.3 million of development costs towards the $32.0 million commitment made by the Company. As we have completed dosing of subjects in the clinical trial at this time, we expect development funding will be well less than $32.0 million. Lannett shall receive an exclusive license to distribute and market the product in the United States upon FDA approval under the 50/50 profit split for the first ten years following commercialization, followed by a 60/40 split in favor of HEC for the following five years.

On February 8, 2021, the Company executed a License and Collaboration Agreement and a Supply Agreement with Sunshine Lake Pharma Co., Ltd. an HEC Group company (“Sunshine”) with respect to the development of a biosimilar insulin aspart product. Under the terms of the deal, among other things, the Company shall fund up to the initial $32.0 million of the development costs, provided that if total development and other costs paid by Lannett are less than $32.0 million then the difference will be paid to Sunshine over the first year of commercialization. As of December 31, 2022, the Company has incurred approximately $2.2 million towards the $32.0 million commitment made by the Company. The parties shall negotiate the sharing of any development costs in excess of $32.0 million. Lannett shall receive an exclusive license to distribute and market the product in the United States upon FDA approval under the 50/50 profit split for the first ten years following commercialization, followed by a 60/40 split in favor of Sunshine for the following five years.

In conjunction with the HEC collaboration efforts to develop biosimilar insulin glargine and aspart, the Company also separately entered into two Customization and Supply Agreements with Ypsomed AG (“Ypsomed”) in October 2020 and July 2021 to develop, manufacture and supply an injection device to be used with both insulin products. In April 2022, the Company executed an amendment to the Customization and Supply Agreements to allow Ypsomed to expand their production capacity to meet the anticipated demand. Under the terms of the deal, the Company is required to pay 14 million Swiss Francs (“CHF”) to Ypsomed over various future milestone dates to fund the capacity expansion in exchange for a predetermined discount on future purchases of the injection device. In April 2022, The Company paid Ypsomed 4.0 million CHF, the equivalent of approximately $4.3 million, which is recorded in the other assets caption of the Consolidated Balance Sheet as of December 31, 2022. The remaining 4.0 million and 6.0 million CHF payments are to be paid in installments in calendar years 2023 and 2024, respectively.

In Fiscal 2017, the Company signed an agreement with a third-party company operating in the online pharmaceutical business, under which the Company agreed to provide up to $15.0 million in revolving loans for the purpose of expansion and other business needs. Any outstanding balance under the loan would bear interest at 2.0% and be due seven years from the date of the agreement. As of 12/31/2022, after a review of the third-party’s current financial condition as well as their projected liquidity levels, the Company determined that it is more likely than not that the third party will be unable to repay the outstanding loan. Therefore, the Company recorded a full write-off of the loan receivable of $6.8 million during the second quarter of Fiscal 2023.

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

Note 14. Loss Per Common Share

A reconciliation of the Company’s basic and diluted loss per common share was as follows:

	Three Months Ended
	December 31,
(In thousands, except share and per share data)	2022	2021
Numerator:
Net loss	$(36,308)	$(81,085)
Net income allocated to participating securities for the Warrants	—	—
Interest expenses applicable to the Convertible Notes, net of tax	—	—
Amortization of debt issuance costs applicable to the Convertible Notes, net of tax	—	—
Adjusted "if-converted" net loss	$(36,308)	$(81,085)

Denominator:
Basic weighted average common shares outstanding	41,170,839	40,358,127
Effect of potentially dilutive options, restricted stock awards and performance-based shares	—	—
Effect of conversion of the Convertible Notes	—	—
Effect of participating securities for the Warrants	—	—
Diluted weighted average common shares outstanding	41,170,839	40,358,127

Loss per common share:
Basic	$(0.88)	$(2.01)
Diluted	$(0.88)	$(2.01)

	Six Months Ended
	December 31,
(In thousands, except share and per share data)	2022	2021
Numerator:
Net loss	$(64,327)	$(103,427)
Net income allocated to participating securities for the Warrants	—	—
Interest expenses applicable to the Convertible Notes, net of tax	—	—
Amortization of debt issuance costs applicable to the Convertible Notes, net of tax	—	—
Adjusted "if-converted" net loss	$(64,327)	$(103,427)

Denominator:
Basic weighted average common shares outstanding	41,056,607	40,142,974
Effect of potentially dilutive options, restricted stock awards and performance-based shares	—	—
Effect of conversion of the Convertible Notes	—	—
Effect of participating securities for the Warrants	—	—
Diluted weighted average common shares outstanding	41,056,607	40,142,974

Loss per common share:
Basic	$(1.57)	$(2.58)
Diluted	$(1.57)	$(2.58)

In accordance with ASC 260, Earnings per share, the Company computes earnings (loss) per share using the two-class method, which requires an allocation of earnings between the holders of common stock and the Company’s participating security holders. Basic earnings (loss) per share is calculated by dividing net income (loss) available to common stockholders, which excludes the income allocated to participating security holders, by the basic weighted average common shares outstanding. For purposes of determining diluted earnings per share, the Company further adjusts the basic earnings per share to include the effect of potentially dilutive shares outstanding, including options, restricted stock awards, performance-based shares, the Convertible Notes, and the Warrants. In this calculation, the Company reallocates net income based on the rights of each potentially dilutive share and will report the most dilutive earnings (loss) per share. Because the Warrants do not participate in losses, the Company will allocate undistributed earnings when calculating basic and diluted earnings per share in periods of net income only. The effect of the Warrants is excluded from the calculation of basic and diluted loss per share for the three and six months ended December 31, 2022 and 2021.

The number of anti-dilutive shares that have been excluded in the computation of diluted earnings per share for the three and six months ended December 31, 2022 and 2021 were 7.3 million and 8.1 million, respectively. The effect of potentially dilutive shares was excluded from the calculation of diluted loss per share in the three and six months ended December 31, 2022 and 2021 because the effect of including such securities would be anti-dilutive.

Note 15. Share-based Compensation

At December 31, 2022, the Company had two share-based employee compensation plans (the 2014 Long-Term Incentive Plan (“LTIP”) and the 2021 LTIP). Together these plans authorized an aggregate total of 8.0 million shares to be issued. As of December 31, 2022, the plans have a total of 1.5 million shares available for future issuances.

Historically, the Company has issued share-based compensation awards with a vesting period ranging up to 3 years and a maximum contractual term of 10 years. The Company issues new shares of stock when stock options are exercised. As of December 31, 2022, there was $5.3 million of total unrecognized compensation cost related to non-vested share-based compensation awards. That cost is expected to be recognized over a weighted average period of 1.2 years.

The target award value mix in Fiscal 2022 for Named Executive Officers (“NEOs”) was 50% performance shares, 30% restricted stock, and 20% provided in the form of a cash-based incentive where the value varies based on changes in our stock price over the three-year period ending June 30, 2024. In the first quarter of Fiscal 2023, the Compensation Committee approved the granting of 50% of the target long-term incentive for Fiscal 2023 (calculated based on the NEO’s Fiscal 2022 salary) in the form of a cash-based retention award, which was paid in September 2022. In the second quarter of Fiscal 2023, certain other employees were granted a cash-based incentive award, which totaled $1.3 million and was paid in October 2022. The cash-based retention award was paid as a result of the potential dilution associated with granting equity incentives; however, the awards are subject to a 36-month service-based clawback. The clawback on one-third of the retention awards will expire annually based on continued service. The Company will recognize the expense on the awards across the three-year clawback period and prepaid expense of approximately $1.4 million and $2.5 million is included in other current assets and other assets on the Consolidated Balance Sheet at December 31, 2022, respectively. The remaining 50% of the target long-term incentive for Fiscal 2023 was re-allocated to the target of each NEO’s performance-based short-term incentive plan.

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

There were no stock options granted during the six months ended December 31, 2022 and 2021. A stock option summary as of December 31, 2022 and changes during the six months then ended is presented below:

				Weighted
		Weighted-		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
(In thousands, except for weighted average price and life data)	Awards	Price	Value	Life (yrs.)
Outstanding at June 30, 2022	935	$8.94	$—	6.5
Forfeited, expired or repurchased	(23)	$8.13
Outstanding at December 31, 2022	912	$8.96	$—	6.1

Vested and expected to vest at December 31, 2022	912	$8.96	$—	6.1
Exercisable at December 31, 2022	710	$9.73	$—	5.9

Restricted Stock

The Company measures restricted stock compensation costs based on the stock price at the grant date less an estimate for expected forfeitures. The annual forfeiture rate used to calculate compensation expense was 6.5% for the six months ended December 31, 2022 and 2021.

A summary of restricted stock awards as of December 31, 2022 and changes during the six months then ended, is presented below:

		Weighted
		Average Grant-date	Aggregate
(In thousands, except for weighted average price data)	Awards	Fair Value	Intrinsic Value
Non-vested at June 30, 2022	1,355	$5.28
Vested	(551)	5.46	$318
Forfeited	(23)	4.97
Non-vested at December 31, 2022	781	$5.17

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

There were no changes to the outstanding performance-based share awards during the six months ended December 31, 2022.

Employee Stock Purchase Plan

In February 2003, the Company’s stockholders approved an Employee Stock Purchase Plan (“2003 ESPP”), under which the Company is authorized to issue 1.1 million shares of the Company’s common stock. The 2003 ESPP was implemented on April 1, 2003 and is qualified under Section 423 of the Internal Revenue Code. In January 2022, the stockholders of the Company approved a new ESPP (“2022 ESPP” and, together with the 2003 ESPP, “ESPPs”). The Company is authorized to issue an additional 1.5 million shares of the Company’s common stock under the 2022 ESPP, which is qualified under Section 423 of the Internal Revenue Code. During the six months ended December 31, 2022 and 2021, 177 thousand shares and 107 thousand shares were issued under the ESPPs, respectively. As of December 31, 2022, 1.5 million total cumulative shares have been issued under the ESPPs. Employees eligible to participate in the ESPP may purchase shares of the Company’s stock at 85% of the lower of the fair market value of the common stock on the first day of the calendar quarter, or the last day of the calendar quarter. Under the ESPP, employees can authorize the Company to withhold up to 10% of their compensation during any quarterly offering period, subject to certain limitations.

The following table presents the allocation of share-based compensation costs recognized in the Consolidated Statements of Operations by financial statement line item:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands)	2022	2021	2022	2021
Selling, general and administrative expenses	$1,392	$2,115	$2,836	$4,812
Research and development expenses	28	27	56	122
Cost of sales	112	167	219	393
Total	$1,532	$2,309	$3,111	$5,327

Tax benefit at statutory rate	$345	$519	$700	$1,199

Note 16. Employee Benefit Plan

The Company has a 401(k) defined contribution plan (the “Plan”) covering substantially all employees. Pursuant to the Plan provisions, the Company is required to make matching contributions equal to 50% of each employee’s contribution, not to exceed 4% of the employee’s compensation for the Plan year. Contributions to the Plan were $0.2 million during each of the three months ended December 31, 2022 and 2021. Contributions to the Plan were $0.6 million and $0.5 million during the six months ended December 31, 2022 and 2021, respectively.

In Fiscal 2020, the Company implemented a non-qualified deferred compensation plan for certain senior-level management and executives. The non-qualified deferred compensation plan allows certain eligible employees to defer additional pre-tax earnings for retirement, beyond the IRS limits in place under the Plan. Contributions to the non-qualified deferred compensation plan during the three and six months ended December 31, 2022 were not material.

Note 17. Income Taxes

The federal, state and local income tax expense for the three months ended December 31, 2022 was $32 thousand compared to income tax benefit of $1.4 million for the three months ended December 31, 2021. The effective tax rates for the three months ended December 31, 2022 and 2021 were (0.1)% and 1.7%, respectively.

The federal, state and local income tax expense for the six months ended December 31, 2022 was $66 thousand compared to income tax benefit of $1.4 million for the six months ended December 31, 2021. The effective tax rates for the six months ended December 31, 2022 and 2021 were (0.1)% and 1.4%, respectively.

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

As of December 31, 2022 and June 30, 2022, the Company has total unrecognized tax benefits of $4.6 million, of which $4.5 million would impact the Company’s effective tax rate for each period, if recognized. As a result of the positions taken during the period, the Company has not recorded any material interest and penalties for the period ended December 31, 2022 in the statement of operations and no cumulative interest and penalties have been recorded either in the Company’s statement of financial position as of December 31, 2022 and June 30, 2022. The Company will recognize interest accrued on unrecognized tax benefits in interest expense and any related penalties in operating expenses.

The Company files income tax returns in the United States federal jurisdiction and various states. The Company’s federal tax returns for Fiscal 2014 and prior generally are no longer subject to review as such years are closed. The Company’s Fiscal 2015 through 2017, 2019, 2020 and 2021 federal returns are currently under examination by the Internal Revenue Service (“IRS”). As part of a lengthy process, the Company has received various Information Document Requests and Notices of Proposed Adjustment with respect to positions taken in certain income tax issues, including an accounting method change related to chargebacks and rebates that the IRS is proposing to disallow. We are in the process of assessing the impact of these notices and preparing a response to the IRS. We believe that it is more likely than not that our positions will ultimately be sustained upon further examination, and, if necessary, will contest any addition tax determined to be owed; however, an adverse outcome could have a material impact to the Company’s Consolidated Statements of Operations and financial position. In September 2022, the IRS notified the Company that a portion of its income tax receivables balance will be held until the completion of the examination of its federal tax returns. As such, the balance expected to be held by the IRS is classified as income taxes receivable on the Company’s Consolidated Balance Sheet as of December 31, 2022.

Note 18. Related Party Transactions

The Company had sales of $0.3 million and $0.4 million during the three months ended December 31, 2022 and 2021, respectively, to a generic distributor, Auburn Pharmaceutical Company (“Auburn”), which is a member of the Premier Buying Group. Sales to Auburn for the six months ended December 31, 2022 and 2021 were $0.6 million for each period. Jeffrey Farber, a board member until January 25, 2023 and stockholder owning more than five percent of the Company’s stock, is the owner of Auburn. Accounts receivable includes amounts due from Auburn of $0.3 million at December 31, 2022 and June 30, 2022.

Note 19. Assets Held for Sale

State Road Facility

In September 2022, the Company signed a listing and sale agreement to engage a broker to sell its State Road facility and certain equipment at the facility. The Company adjusted the assets to fair value less costs to sell, which resulted in a $4.7 million impairment charge. As of December 31, 2022, the assets identified for sale at the State Road facility, totaling $1.3 million, were recorded in the assets held for sale caption in the Consolidated Balance Sheets.

Note 20. Subsequent Events

On January 25, 2023, the stockholders of the Company approved a proposed amendment to the Company’s Certificate of Incorporation to effect a reverse stock split (the “Reverse Stock Split”) of the issued and outstanding shares of common stock, par value $0.001 per share, of the Company at a ratio of between 1-for-3 and 1-for-5, inclusive. Per the approved proposal, the Board of Directors has sole discretion to select a ratio at any whole number in the range.

On January 25, 2023, the Board of Directors approved a 1-for-4 reverse stock split and the Company plans to file an amendment to our Certificate of Incorporation to effectuate the reverse stock split on February 6, 2023. The Company’s common stock will begin trading on a split-adjusted basis on February 7, 2023. Beginning in the third quarter of Fiscal 2023, earnings per share will be retroactively restated for all periods presented.

The following table presents pro forma loss per share on a post-reverse split basis for the three and six months ended December 31, 2022 and 2021:

	(UNAUDITED)
	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands, except share and per share data)	2022	2021	2022	2021
Net loss	$(36,308)	$(81,085)	$(64,327)	$(103,427)

Basic weighted average common shares outstanding	10,292,710	10,089,532	10,264,152	10,035,744
Diluted weighted average common shares outstanding	10,292,710	10,089,532	10,264,152	10,035,744

Loss per common share
Basic	$(3.53)	$(8.04)	$(6.27)	$(10.31)
Diluted	$(3.53)	$(8.04)	$(6.27)	$(10.31)

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

NYSE Notices of Failure to Satisfy a Continued Listing Rule or Standard

On March 2, 2022, we received notice from the New York Stock Exchange (the “NYSE”) that we were no longer in compliance with the NYSE continued listing standards, set forth in Section 802.01B of the NYSE’s Listed Company Manual, because the Company’s average global market capitalization over a consecutive 30 trading-day period was less than $50.0 million and, at the same time, our shareholders’ equity was less than $50.0 million. If the Company’s average global market capitalization over a consecutive 30 trading-day period drops below $15.0 million, the NYSE will initiate delisting proceedings. As of January 31, 2022, the 30 trading-day average global market capitalization of the Company was approximately $26.4 million, and the Company’s absolute market capitalization was approximately $23.7 million. In accordance with the NYSE listing requirements, we submitted a plan that demonstrates how we expect to return to compliance with Section 802.01B within 18 months. On May 26, 2022, the Company received notice from the NYSE that the plan was accepted. The NYSE will be performing quarterly reviews during the 18 months from the Company’s receipt of the notice for compliance with the goals and initiatives as outlined in the Company’s plan. Failure to satisfy the requisite goals or initiatives may result in the Company being subject to NYSE trading suspension at that time. The Company is required to achieve the minimum continued listing standards of either average global market capitalization over a consecutive 30 trading-day period of $50 million or total stockholders' equity of $50 million at the completion of the 18-month plan period, and failure to achieve any of the minimum requirements at the end of the 18-month period may result in the Company being suspended by the NYSE, which may make an application to the SEC to delist the Company’s common stock. There can be no assurances that the Company will maintain compliance with the plan.

In addition, on March 14, 2022, the Company received a second notice from the NYSE that it was not in compliance with the continued listing standard set forth in Section 802.01C of the NYSE’s Listed Company Manual because the average closing price of the Company’s common stock was less than $1.00 per share over a consecutive 30 trading-day period. In order to regain compliance, on the last trading day of any calendar month during the cure period or on the last business day of the six-month cure period, the Company’s shares of common stock must demonstrate (i) a closing price of at least $1.00 per share and (ii) an average closing share price of at least $1.00 over the 30 trading-day period ending on such date. On January 25, 2023, the stockholders of the Company and the Board of Directors approved a 1-for-4 reverse stock split, and the Company plans to file an amendment to our Certificate of Incorporation to effectuate the reverse stock split on February 6, 2023. The Company’s common stock will begin trading on a split-adjusted basis on February 7, 2023. If the Company’s stock price exceeds $1.00 on a split-adjusted basis for at least 30 trading days following the reverse stock split, the price condition will be deemed cured. However, there can be no assurances that the Company will meet this continued listing standard within the specified cure period.

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

2022 Restructuring Plan

On December 15, 2022, the Company authorized a restructuring and cost savings plan (the “2022 Restructuring Plan”) to streamline and realign our operations to ensure the continued progression of our existing pipeline and future growth. The 2022 Restructuring Plan includes operational improvements and cost efficiencies as well as engagement with more external partners and technology providers, globally, to execute on our R&D plans and operations.

The total reduction in headcount for the 2022 Restructuring Plan is expected to be approximately 60 positions and is expected to be completed by the end of Fiscal 2023. The Company estimates that it will incur approximately $3 million in severance-related costs in connection with the 2022 Restructuring Plan.

In connection with the shift in our R&D operations, the Company also anticipates exiting our State Road and Torresdale facilities in Philadelphia, Pennsylvania by the end of our current fiscal year. In the first quarter of Fiscal 2023, the Company recorded an impairment charge of $4.7 million to adjust the State Road facility and certain equipment to fair value less costs to sell and the remaining assets of $1.3 million were recorded in the assets held for sale caption in the Consolidated Balance Sheet. In the second quarter of Fiscal 2023, the Company recorded an impairment charge of $6.0 million to adjust the Torresdale facility to its approximate fair value.

Supply Chain

The COVID-19 pandemic has contributed, in part, to global supply chain disruptions, shortages, and recent inflationary pressures. While the Company is still able to receive sufficient inventory of the key materials needed across its network, the Company continues to experience pressure on its supply chain, including shipping delays, higher prices from suppliers, and reduced availability of materials, particularly excipients and packaging components. To date, the supply chain pressure has not had a material impact on the Company’s results of operations. However, the Company is regularly communicating with its suppliers, third-party partners, customers, healthcare providers and government officials in order to respond rapidly to any issues as they arise. The longer the current situation continues, it is more likely that the Company may experience some sort of material interruption to our supply chain, and such an interruption could adversely affect our business, including but not limited to, our ability to timely manufacture and distribute our products.

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

Results of Operations - Three months ended December 31, 2022 compared with the three months ended December 31, 2021

Net sales decreased 6% to $80.9 million for the three months ended December 31, 2022. The table below identifies the Company’s net product sales by medical indication for the three months ended December 31, 2022 and 2021.

(In thousands)	December 31,
Medical Indication	2022	2021
Analgesic	$2,592	$3,919
Anti-Psychosis	2,575	2,095
Cardiovascular	13,089	9,753
Central Nervous System	21,782	22,340
Endocrinology	5,831	8,297
Gastrointestinal	8,716	14,023
Infectious Disease	4,989	6,520
Migraine	3,574	4,446
Respiratory/Allergy/Cough/Cold	1,468	1,868
Other	10,955	10,275
Contract manufacturing revenue	5,323	2,972
Total net sales	$80,894	$86,508

The decrease in net sales was driven by a decrease in the selling price of products of $9.5 million partially offset by an increase in volumes of $3.9 million. The decrease in the selling price of products was primarily driven by lower sales prices for certain products in the Endocrinology medical indication, Posaconazole, which is included within the Infectious Disease medical indication, and Dexmethylphenidate and Amphetamine Salts, which are included within the Central Nervous System medical indication. The pressure on sales prices across our portfolio is a reflection of the competitive environment in the generic drug industry. The decrease in the selling price of products was partially offset by an increase in overall volumes, specifically higher volumes of Verapamil, which is included in the Cardiovascular medical indication, and an increase in volumes in our contract manufacturing business. However, volumes within the Gastrointestinal medical indication were lower as a result of certain product discontinuances in connection with the 2021 Restructuring Plan.

The following chart details price and volume changes by medical indication:

	Sales volume	Sales price
Medical indication	change %	change %
Analgesic	(22)%	(12)%
Anti-Psychosis	21%	2%
Cardiovascular	44%	(10)%
Central Nervous System	10%	(12)%
Endocrinology	26%	(56)%
Gastrointestinal	(44)%	6%
Infectious Disease	14%	(37)%
Migraine	(9)%	(11)%
Respiratory/Allergy/Cough/Cold	(60)%	39%

The Company sells its products to customers in various distribution channels. The table below presents the Company’s net sales to each distribution channel for the three months ended:

(In thousands)	December 31,	December 31,
Customer Distribution Channel	2022	2021
Wholesaler/Distributor	$63,404	$65,682
Retail Chain	10,280	15,209
Mail-Order Pharmacy	1,887	2,645
Contract manufacturing revenue	5,323	2,972
Total net sales	$80,894	$86,508

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

Levothyroxine Tablets

In August 2020, the Company commenced distributing Cediprof, Inc.’s (“Cediprof”) Levothyroxine Tablets product under an interim exclusive supply and distribution agreement, which had been previously distributed by Sandoz, Inc. (“Sandoz”) under a separate distribution contract. At around the same time, Sandoz filed several complaints and motions for temporary restraining orders against the Company and Sandoz to prevent the Company from distributing Cediprof’s product. The complaints were subsequently dismissed, and the temporary restraining orders were denied. Sandoz subsequently proceeded against Cediprof in an arbitration in New York, where the Company has agreed to indemnify Cediprof. On August 5, 2022, the arbitrator issued a final award, finding that Cediprof had breached the Sandoz contract and determining that Sandoz is entitled to lost profits, among other damages. The portion of the award subject to indemnification from the Company amounted to $10.9 million, which is included in accrued expenses on the Consolidated Balance Sheets. The Company’s indemnification obligation will only be triggered if and when Cediprof pays the award. See Note 11 “Legal, Regulatory Matters and Contingencies” for additional information regarding this matter.

Cost of Sales, including amortization of intangibles. Cost of sales, including amortization of intangibles, for the second quarter of Fiscal 2023 decreased 18% to $66.6 million from $80.8 million in the same prior-year period. Amortization expense included in cost of sales decreased to $1.4 million in the second quarter of Fiscal 2023 compared to $3.8 million in Fiscal 2022 as a result of intangible asset impairment charges incurred during the prior fiscal year, which resulted in a lower amortizable base for certain assets. In addition, the 2021 Restructuring Plan included the discontinuance of two high volume prescription products and a lower overall headcount, which further reduced cost of sales in the second quarter of Fiscal 2023.

Gross Profit. Gross profit for the second quarter of Fiscal 2023 increased 150% to $14.3 million or 18% of net sales from $5.7 million or 7% of net sales in the same prior-year period. The increase in gross profit percentage was primarily the result of the discontinuance of two low-margin prescription products as part of the 2021 Restructuring Plan.

Research and Development Expenses. Research and development expenses for the second quarter of Fiscal 2023 increased 4% to $4.9 million from $4.7 million for the second quarter of Fiscal 2022.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 3% to $18.3 million for the second quarter of Fiscal 2023 compared with $18.8 million for the second quarter of Fiscal 2022.

Asset impairment charges. In December 2022, the Company announced the 2022 Restructuring Plan, which includes a plan to exit and sell its Torresdale facility. The Company adjusted the assets to approximate fair value, which resulted in a $6.0 million impairment charge.

Other Loss. Interest expense for the three months ended December 31, 2022 totaled $15.2 million compared to $14.4 million for the three months ended December 31, 2021. The weighted average interest rate for the second quarter of Fiscal 2023 and 2022 was 9.1% and 8.9%, respectively.

In Fiscal 2017, the Company signed an agreement with a third-party company operating in the online pharmaceutical business, under which the Company agreed to provide up to $15.0 million in revolving loans for the purpose of expansion and other business needs. Any outstanding balance under the loan would bear interest at 2.0% and be due seven years from the date of the agreement. As of 12/31/2022, after a review of the third-party’s current financial condition as well as their projected liquidity levels, the Company determined that it is more likely than not that the third party will be unable to repay the outstanding loan. Therefore, the Company recorded a full write-off of the loan receivable of $6.8 million during the second quarter of Fiscal 2023.

Income Tax. The Company recorded income tax expense of $32 thousand in the second quarter of Fiscal 2023 as compared to an income tax benefit of $1.4 million in the second quarter of Fiscal 2022. The effective tax rate for the three months ended December 31, 2022 was (0.1)% compared to 1.7% for the three months ended December 31, 2021.

Net Loss. For the three months ended December 31, 2022, the Company reported net loss of $36.3 million, or $(0.88) per diluted share. Comparatively, net loss in the corresponding prior-year period was $81.1 million, or $(2.01) per diluted share.

Results of Operations - Six months ended December 31, 2022 compared with the six months ended December 31, 2021

Net sales decreased 17% to $156.0 million for the six months ended December 31, 2022. The table below identifies the Company’s net product sales by medical indication for the six months ended December 31, 2022 and 2021.

(In thousands)	December 31,
Medical Indication	2022	2021
Analgesic	$6,016	$9,233
Anti-Psychosis	5,195	5,810
Cardiovascular	23,971	23,853
Central Nervous System	42,576	45,125
Endocrinology	13,143	16,142
Gastrointestinal	16,658	29,263
Infectious Disease	10,058	19,035
Migraine	6,898	9,131
Respiratory/Allergy/Cough/Cold	2,670	4,982
Other	19,714	20,627
Contract manufacturing revenue	9,074	4,832
Total net sales	$155,973	$188,033

The decrease in net sales was driven by a decrease in the selling price of products of $16.5 million and a decrease in volumes of $15.5 million. The decrease in the selling price of products was primarily driven by lower sales prices of Posaconazole, which is included within the Infectious Disease medical indication, certain products in the Endocrinology medical indication, and Dexmethylphenidate and Amphetamine Salts, which are included within the Central Nervous System medical indication. The pressure on sales prices across our portfolio is a reflection of the competitive environment in the generic drug industry. Overall volumes, particularly volumes of Posaconazole, were also negatively impacted by the competitive environment. In addition, volumes, specifically within the Gastrointestinal medical indication, were lower as a result of certain product discontinuances in connection with the 2021 Restructuring Plan. The decrease in overall sales volumes was partially offset by an increase in volumes in our contract manufacturing business.

The following chart details price and volume changes by medical indication:

	Sales volume	Sales price
Medical indication	change %	change %
Analgesic	(25)%	(10)%
Anti-Psychosis	(9)%	(2)%
Cardiovascular	7%	(7)%
Central Nervous System	4%	(10)%
Endocrinology	13%	(32)%
Gastrointestinal	(48)%	5%
Infectious Disease	(18)%	(29)%
Migraine	(14)%	(10)%
Respiratory/Allergy/Cough/Cold	(51)%	5%

The Company sells its products to customers in various distribution channels. The table below presents the Company’s net sales to each distribution channel for the six months ended:

(In thousands)	December 31,	December 31,
Customer Distribution Channel	2022	2021
Wholesaler/Distributor	$123,442	$150,526
Retail Chain	19,668	27,935
Mail-Order Pharmacy	3,789	4,740
Contract manufacturing revenue	9,074	4,832
Total net sales	$155,973	$188,033

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

Cost of Sales, including amortization of intangibles. Cost of sales, including amortization of intangibles, for the first six months of Fiscal 2023 decreased 22% to $129.1 million from $165.8 million in the same prior-year period. Amortization expense included in cost of sales decreased to $2.6 million for the first six months of Fiscal 2023 compared to $7.8 million for the first six months Fiscal 2022 as a result of intangible asset impairment charges incurred during the prior fiscal year, which resulted in a lower amortizable base for certain assets. The Company has experienced increased competitive market pressure in recent years, which has resulted in overall decrease in sales volumes and, therefore, lower cost of sales in the current period. In addition, the 2021 Restructuring Plan included the discontinuance of two high volume prescription products and a lower overall headcount, which further reduced cost of sales in the second quarter of Fiscal 2023.

Gross Profit. Gross profit for the first six months of Fiscal 2023 increased 21% to $26.9 million or 17% of net sales. In comparison, gross profit for the first six months of Fiscal 2022 was $22.2 million or 12% of net sales.

Research and Development Expenses. Research and development expenses for the first six months of Fiscal 2023 increased 15% to $12.1 million from $10.5 million in Fiscal 2022. The increase was primarily due to the timing of spend related to product development projects and distribution agreements.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 7% to $35.0 million for the first six months of Fiscal 2023 compared with $37.7 million in Fiscal 2022. The decrease was primarily driven by higher expenses in the first quarter of Fiscal 2022 related to the reimbursement of legal costs associated with a distribution agreement.

Asset impairment charges. In December 2022, the Company announced the 2022 Restructuring Plan, which includes a plan to exit and sell its Torresdale facility. The Company adjusted the assets to approximate fair value, which resulted in a $6.0 million impairment charge.

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

Other Loss. Interest expense for the six months ended December 31, 2022 totaled $30.2 million compared to $28.7 million for the six months ended December 31, 2021. The weighted average interest rate for the first six months of Fiscal 2023 and 2022 was 9.1% and 8.9%, respectively.

In Fiscal 2017, the Company signed an agreement with a third-party company operating in the online pharmaceutical business, under which the Company agreed to provide up to $15.0 million in revolving loans for the purpose of expansion and other business needs. Any outstanding balance under the loan would bear interest at 2.0% and be due seven years from the date of the agreement. As of 12/31/2022, after a review of the third-party’s current financial condition as well as their projected liquidity levels, the Company determined that it is more likely than not that the third party will be unable to repay the outstanding loan. Therefore, the Company recorded a full write-off of the loan receivable of $6.8 million during the second quarter of Fiscal 2023.

Income Tax. The Company recorded income tax expense of $66 thousand in the first six months of Fiscal 2023 as compared to an income tax benefit of $1.4 million in the first six months of Fiscal 2022. The effective tax rate for the six months ended December 31, 2022 was (0.1)% compared to 1.4% for the six months ended December 31, 2021.

Net Loss. For the six months ended December 31, 2022, the Company reported net loss of $64.3 million, or $(1.57) per diluted share. Comparatively, net loss in the corresponding prior-year period was $103.4 million, or $(2.58) per diluted share.

Liquidity and Capital Resources

Cash Flow

The Company has historically financed its operations with cash flow generated from operations and has access to $43.2 million on the Amended ABL Credit Facility, which includes use of the facility for letters of credit and is discussed further below. However, more recently, the Company has experienced and continues to expect cash flow pressures related to the competitive environment within the industry. Management has maintained discipline spending and has implemented various working capital improvements and cost-cutting initiatives, namely the 2022 Restructuring Plan, to offset some of these pressures. The Company currently expects to maintain a sufficient cash balance to run its operations for at least the next 12 months; however, there is no guarantee that management’s efforts to improve our cash flows will be successful enough to support our operations beyond that period. At December 31, 2022, working capital was $139.0 million as compared to $185.2 million at June 30, 2022, a decrease of $46.2 million.

Net cash used in operating activities of $30.5 million for the six months ended December 31, 2022 reflected net loss of $64.3 million, adjustments for non-cash items of $42.3 million, as well as cash used in operating assets and liabilities of $8.5 million. In comparison, net cash provided by operating activities of $13.8 million for the six months ended December 31, 2021 reflected net loss of $103.4 million, adjustments for non-cash items of $91.0 million, as well as cash provided by changes in operating assets and liabilities of $26.2 million.

Significant changes in operating assets and liabilities from June 30, 2022 to December 31, 2022 were comprised of:

●	An increase in accounts receivable of $24.1 million mainly due to higher gross sales in the three months ended December 31, 2022 compared to the three months ended June 30, 2022 and the timing of customer receipts. The Company’s days sales outstanding (“DSO”) at December 31, 2022, based on gross sales for the six months ended December 31, 2022 and gross accounts receivable at December 31, 2022, was 85 days. The level of DSO at December 31, 2022 was comparable to the Company’s expectation that DSO will be in the 70 to 85-day range based on customer payment terms.
●	A decrease in income taxes receivable totaling $18.9 million primarily due to income tax refunds received during the second quarter of Fiscal 2023.
●	An increase in other assets of $6.3 million primarily due to the retention bonuses for Named Executive Officers (“NEOs”) and certain other employees paid in September and October 2022, which will be recognized on the Consolidated Statement of Operations over a three-year clawback period.
●	An increase in accounts payable of $3.4 million mainly due to the timing of vendor invoices and payments.

Significant changes in operating assets and liabilities from June 30, 2021 to December 31, 2021 were comprised of:

●	A decrease in accounts receivable of $32.6 million mainly due to lower gross sales in the three months ended December 31, 2021 compared to the three months ended June 30, 2021. The Company’s days sales outstanding (“DSO”) at December 31, 2021, based on gross sales for the six months ended December 31, 2021 and gross accounts receivable at December 31, 2021, was 71 days. The level of DSO at December 31, 2021 was comparable to the Company’s expectation that DSO will be in the 70 to 85-day range based on customer payment terms.
●	An increase in rebates payable of $6.2 million mainly due to the timing of payments in Fiscal 2022.

Net cash used in investing activities of $1.5 million for the six months ended December 31, 2022 was mainly the result of purchases of property, plant and equipment of $5.2 million and purchases of intangible assets of $1.0 million partially offset by proceeds from the sale of assets of $4.7 million. Net cash used in investing activities of $7.9 million for the six months ended December 31, 2021 was mainly the result of purchases of property, plant and equipment of $6.8 million and purchases of intangible assets of $1.5 million.

Net cash used in financing activities was not material for the six months ended December 31, 2022. Net cash used in financing activities of $0.6 million for the six months ended December 31, 2021 was due to purchases of treasury stock totaling $0.8 million, partially offset by proceeds from issuance of stock pursuant to stock compensation plans of $0.2 million.

Credit Facility and Other Indebtedness

The Company has previously entered into and may enter future agreements with various government agencies and financial institutions to provide additional cash to help finance the Company’s acquisitions, various capital investments and potential strategic opportunities. These borrowing arrangements as of December 31, 2022 are as follows:

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

Second Lien Secured Loan Facility

On April 5, 2021, the Company entered into an Exchange Agreement with certain participating lenders to exchange a portion of their existing Term B Loans for Second Lien Loans pursuant to a new $190.0 million Second Lien Secured Loan Facility (“Second Lien Facility”). On April 22, 2021, in connection with the issuance of the Notes and the entrance into the Amended ABL Credit Facility, which is discussed further below, the exchange between the Company and the participating lenders was consummated. From the Closing Date until the one-year anniversary of the Closing Date, the Second Lien Loans bear 10.0% PIK interest. Thereafter, the Second Lien notes will bear 5.0% cash interest and 5.0% PIK interest until maturity, except to the extent the Company elects to pay all or portion of the PIK interest in cash. To date, the Company has not paid any PIK interest in cash. The Second Lien Loans will mature on July 21, 2026. In connection with the Second Lien Facility, the Company issued to the Participating Lenders warrants to purchase up to 8,280,000 shares of common stock of the Company (“Warrants”) at an exercise price of $6.88 per share. The Warrants were issued on April 22, 2021 with an eight-year term. The Participating Lenders received registration rights with respect to the shares of common stock of the Company to be received upon exercise of the Warrants. The holders of the Warrants are entitled to receive dividends or distributions of any kind made to the common stockholders to the same extent as if the holder had exercised the Warrant into common stock. The Warrants are considered participating securities under ASC 260, Earnings per share.

In connection with the Second Lien Facility, the Company is required to maintain at least $5.0 million in a deposit account at all times subject to control by the Second Lien Collateral Agent, and a minimum cash balance of $15.0 million as of the last day of each month. At December 31, 2022, the Company classified the $5.0 million required deposit account balance as restricted cash, which is included in other assets caption in the Consolidated Balance Sheet.

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

Change in Internal Control Over Financial Reporting

There has been no change in Lannett’s internal control over financial reporting during the six months ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in Note 11 “Legal, Regulatory Matters and Contingencies” of the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and is incorporated by reference herein.

ITEM 1A. RISK FACTORS

Lannett Company, Inc’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022 includes a detailed description of its risk factors.

ITEM 6. EXHIBITS

(a)	A list of the exhibits required by Item 601 of Regulation S-K to be filed as a part of this Form 10-Q is shown on the Exhibit Index filed herewith.

Exhibit Index

10.101	Sublicense Agreement between Lannett Company, Inc. and Ypsomed AG	Filed Herewith

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32**	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2022	Filed Herewith

101.INS	XBRL Instance Document – the instance document does not appear within the Interactive Data File because its XRBL tags are embedded within the Inline XRBL Document	Filed Herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XRBL tags are embedded within the Inline XRBL document	Filed Herewith

** Furnished Herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANNETT COMPANY, INC.

Dated: February 2, 2023	By:	/s/ Timothy Crew
Timothy Crew
Chief Executive Officer

Dated: February 2, 2023	By:	/s/ John Kozlowski
John Kozlowski
Vice President of Finance, Chief Financial Officer and Principal Accounting Officer