Form 10-Q
period 2023-03-31
LANNETT CO INC
filed 2023-05-15
CIK 57725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission File No. 001-31298

LANNETT COMPANY, INC.

(Exact Name of Registrant as Specified in its Charter)

State of Delaware	23-0787699
(State of Incorporation)	(I.R.S. Employer I.D. No.)

1150 Northbrook Drive, Suite 155

Trevose, PA 19053

(215) 333-9000

(Address of principal executive offices and telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	LCINQ (1)	(1)

(1) On April 19, 2023, our common stock was suspended from trading on the New York Stock Exchange (the “NYSE”). On April 20, 2023, our common stock began trading over-the-counter under the symbol “LCIN” and on May 3, 2023, it began trading under the symbol “LCINQ.” On May 4, 2023, the NYSE filed a Form 25 with the Securities and Exchange Commission (the “SEC”) to delist our common stock from trading on the NYSE and to remove it from registration under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The delisting became effective 10 days after the filing of the Form 25. In accordance with Rule 12d2-2 of the Exchange Act, the de-registration of our common stock under Section 12(b) of the Exchange Act will become effective 90 days, or such shorter period as the SEC may determine, after the date of the Form 25 filing.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-12 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each class of the registrant’s common stock, as of the latest practical date.

Class	Outstanding as of April 28, 2023
Common stock, par value $0.001 per share	10,780,187

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LANNETT COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share and per share data)

	March 31, 2023	June 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$46,540	$87,854
Accounts receivable, net	68,153	56,241
Inventories	90,805	95,158
Current income taxes receivable	—	36,793
Assets held for sale	38,200	—
Other current assets	18,018	14,070
Total current assets	261,716	290,116
Property, plant and equipment, net	12,363	133,178
Intangible assets, net	18,907	32,179
Operating lease right-of-use assets	9,131	9,646
Income taxes receivable	17,981	—
Other assets	14,526	19,316
TOTAL ASSETS	$334,624	$484,435

LIABILITIES
Current liabilities:
Accounts payable	$21,073	$29,737
Accrued expenses	34,888	23,667
Accrued payroll and payroll-related expenses	11,918	8,342
Rebates payable	13,425	21,568
Royalties payable	8,218	5,677
Restructuring liability	748	490
Current operating lease liabilities	2,079	2,064
Debt, net, due within one year	628,391	—
Other current liabilities	12,339	13,395
Total current liabilities	733,079	104,940
Long-term debt, net	—	614,948
Long-term operating lease liabilities	9,158	9,994
Other liabilities	4,646	5,616
TOTAL LIABILITIES	746,883	735,498
Commitments and contingencies (Notes 11 and 12)

STOCKHOLDERS’ DEFICIT
Common stock ($0.001 par value, 25,000,000 shares authorized; 11,218,213 and 11,168,069 shares issued; 10,780,272 and 10,776,603 shares outstanding at March 31, 2023 and June 30, 2022, respectively)	11	11
Additional paid-in capital	368,669	363,988
Accumulated deficit	(762,183)	(596,386)
Accumulated other comprehensive loss	(384)	(411)
Treasury stock (437,941 and 391,466 shares at March 31, 2023 and June 30, 2022, respectively)	(18,372)	(18,265)
Total stockholders’ deficit	(412,259)	(251,063)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$334,624	$484,435

The accompanying notes are an integral part of the Consolidated Financial Statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Net sales	$80,507	$78,357	$236,480	$266,390
Cost of sales	64,289	72,658	190,832	230,656
Amortization of intangibles	1,043	2,621	3,596	10,425
Gross profit	15,175	3,078	42,052	25,309
Operating expenses (income):
Research and development expenses	7,105	5,807	19,212	16,318
Selling, general and administrative expenses	20,446	17,572	55,460	55,268
Restructuring expenses	1,795	1,782	2,276	2,673
Asset impairment charges	72,510	—	83,147	49,361
Gain on sale of intangible assets	—	—	(3,563)	—
Total operating expenses	101,856	25,161	156,532	123,620
Operating loss	(86,681)	(22,083)	(114,480)	(98,311)
Other income (expense), net:
Investment income	83	34	574	114
Interest expense	(15,179)	(14,517)	(45,393)	(43,171)
Loss on loan receivable	—	—	(6,826)	—
Other income (expense)	336	303	423	252
Total other expense, net	(14,760)	(14,180)	(51,222)	(42,805)
Loss before income tax	(101,441)	(36,263)	(165,702)	(141,116)
Income tax expense (benefit)	29	(1,365)	95	(2,791)
Net loss	$(101,470)	$(34,898)	$(165,797)	$(138,325)

Loss per common share (1):
Basic	$(9.84)	$(3.45)	$(16.13)	$(13.74)
Diluted	$(9.84)	$(3.45)	$(16.13)	$(13.74)

Weighted average common shares outstanding (1):
Basic	10,311,428	10,125,825	10,279,085	10,065,333
Diluted	10,311,428	10,125,825	10,279,085	10,065,333
(1)	See Note 14 “Loss Per Common Share” for details on calculation.

The accompanying notes are an integral part of the Consolidated Financial Statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Net loss	$(101,470)	$(34,898)	$(165,797)	$(138,325)
Other comprehensive income:
Foreign currency translation gain	(17)	(7)	27	22
Total other comprehensive income	(17)	(7)	27	22
Comprehensive loss	$(101,487)	$(34,905)	$(165,770)	$(138,303)

The accompanying notes are an integral part of the Consolidated Financial Statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

(In thousands)

	Three Months Ended March 31, 2023
					Accumulated
	Common Stock		Additional		Other		Total
	Shares		Paid-In	Accumulated	Comprehensive	Treasury	Stockholders’
	Issued	Amount	Capital	Deficit	Loss	Stock	Deficit
Balance, December 31, 2022	10,749	$11	$367,166	$(660,713)	$(367)	$(18,371)	$(312,274)
Shares issued in connection with share-based compensation plans	19	—	28	—	—	—	28
Share-based compensation	—	—	1,475	—	—	—	1,475
Purchase of treasury stock	—	—	—	—	—	(1)	(1)
Other comprehensive income	—	—	—	—	(17)	—	(17)
Net loss	—	—	—	(101,470)	—	—	(101,470)
Balance, March 31, 2023	10,768	$11	$368,669	$(762,183)	$(384)	$(18,372)	$(412,259)

	Three Months Ended March 31, 2022
					Accumulated
	Common Stock		Additional		Other		Total
	Shares		Paid-In	Accumulated	Comprehensive	Treasury	Stockholders’
	Issued	Amount	Capital	Deficit	Loss	Stock	Deficit
Balance, December 31, 2021	10,513	$11	$360,796	$(468,193)	$(519)	$(18,255)	$(126,160)
Shares issued in connection with share-based compensation plans	32	—	67	—	—	—	67
Share-based compensation	—	—	1,699	—	—	—	1,699
Purchase of treasury stock	—	—	—	—	—	(9)	(9)
Other comprehensive income	—	—	—	—	(7)	—	(7)
Net loss	—	—	—	(34,898)	—	—	(34,898)
Balance, March 31, 2022	10,545	$11	$362,562	$(503,091)	$(526)	$(18,264)	$(159,308)

	Nine Months Ended March 31, 2023
					Accumulated
	Common Stock		Additional		Other		Total
	Shares		Paid-In	Accumulated	Comprehensive	Treasury	Stockholders’
	Issued	Amount	Capital	Deficit	Loss	Stock	Deficit
Balance, June 30, 2022	10,567	$11	$363,988	$(596,386)	$(411)	$(18,265)	$(251,063)
Shares issued in connection with share-based compensation plans	201	—	95	—	—	—	95
Share-based compensation	—	—	4,586	—	—	—	4,586
Purchase of treasury stock	—	—	—	—	—	(107)	(107)
Other comprehensive income	—	—	—	—	27	—	27
Net loss	—	—	—	(165,797)	—	—	(165,797)
Balance, March 31, 2023	10,768	$11	$368,669	$(762,183)	$(384)	$(18,372)	$(412,259)

	Nine Months Ended March 31, 2022
					Accumulated
	Common Stock		Additional		Other		Total
	Shares		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Issued	Amount	Capital	Earnings	Loss	Stock	Equity

Balance, June 30, 2021	10,228	$11	$355,269	$(364,766)	$(548)	$(17,437)	$(27,471)
Shares issued in connection with share-based compensation plans	317	—	267	—	—	—	267
Share-based compensation	—	—	7,026	—	—	—	7,026
Purchase of treasury stock	—	—	—	—	—	(827)	(827)
Other comprehensive income	—	—	—	—	22	—	22
Net loss	—	—	—	(138,325)	—	—	(138,325)
Balance, March 31, 2022	10,545	$11	$362,562	$(503,091)	$(526)	$(18,264)	$(159,308)

The accompanying notes are an integral part of the Consolidated Financial Statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended
	March 31,
	2023	2022
OPERATING ACTIVITIES:
Net loss	$(165,797)	$(138,325)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	19,333	26,659
Share-based compensation	4,586	7,026
Asset impairment charges	83,147	49,361
Loss on loan receivable	6,826	—
(Gain) loss on sale/disposal of assets	(3,563)	(279)
Accrual of payment-in-kind interest on Second Lien Credit Facility	8,171	15,115
Amortization of debt discount and other debt issuance costs	5,542	4,553
Provision for inventory write-downs	4,068	11,427
Other noncash expenses	673	628
Changes in assets and liabilities which provided (used) cash:
Accounts receivable, net	(11,912)	34,860
Inventories	285	2,684
Income taxes receivable/payable	18,894	(2,194)
Other assets	(6,244)	(561)
Rebates payable	(8,143)	5,307
Royalties payable	2,541	(7,634)
Restructuring liability	258	891
Operating lease assets/liabilities	(989)	(835)
Accounts payable	(8,664)	(1,014)
Accrued expenses	11,071	2,795
Accrued payroll and payroll-related expenses	3,576	137
Other liabilities	(2,108)	1,284
Net cash (used in) provided by operating activities	(38,449)	11,885
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(6,580)	(9,260)
Proceeds from sale of assets	4,700	12,235
Purchases of intangible assets	(1,000)	(1,500)
Net cash (used in) provided by investing activities	(2,880)	1,475
FINANCING ACTIVITIES:
Proceeds from issuance of stock	95	267
Purchase of treasury stock	(107)	(827)
Net cash used in financing activities	(12)	(560)
Effect on cash and cash equivalents of changes in foreign exchange rates	27	22
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(41,314)	12,822
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	92,854	98,286
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$51,540	$111,108

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$23,993	$17,155
Income taxes refunded	$(18,798)	$(596)
Purchases of property, plant and equipment included in accounts payable	$53	$1,096

The accompanying notes are an integral part of the Consolidated Financial Statements.

LANNETT COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for the presentation of interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited financial statements do not include all the information and footnotes necessary for a comprehensive presentation of the financial position, results of operations and cash flows for the periods presented. In the opinion of management, the unaudited financial statements include all the normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Operating results for the three and nine months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2023. These unaudited financial statements should be read in combination with the other Notes in this section; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 2; and the Consolidated Financial Statements, including the Notes to the Consolidated Financial Statements, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022. The Consolidated Balance Sheet as of June 30, 2022 was derived from audited financial statements.

Note 2. The Business and Nature of Operations

Lannett Company, Inc., a Delaware corporation, (“LCI,” and as it may be reorganized pursuant to the Prepackaged Plan (as defined below), “Reorganized LCI”) and its subsidiaries (collectively, the “Company,” “Lannett, ” “we” or “us” and as it may be reorganized pursuant to the Prepackaged Plan, the “Reorganized Company” ) primarily develop, manufacture, package, market and distribute solid oral and extended release (tablets and capsules), topical, nasal and oral solution finished dosage forms of drugs that address a wide range of therapeutic areas. Certain of these products are manufactured by others and distributed by the Company.

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

Going Concern

Our interim unaudited consolidated financial statements included herein have been prepared using the going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities in the normal course of business. In accordance with ASC 205, Going Concern, the Company evaluated whether there are any conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year beyond the filing of this Quarterly Report on Form 10-Q. As a result of our evaluation, we concluded that substantial doubt exists regarding our ability to continue as a going concern primarily as a result of the risks and uncertainties related to the Prepackaged Plan and Chapter 11 Cases, which are both defined and discussed further in this Quarterly Report on Form 10-Q.

On April 4, 2023 and April 17, 2023, the Company elected to defer interest payments on the Company’s 4.50% Convertible Senior Notes (the “Convertible Notes”) and the Company’s 7.750% Senior Secured Notes due 2026 (the “Secured Notes” and, together with the Convertible Notes, the “Notes”), respectively, and, in each case, enter a 30-day grace period. Failure to make an interest payment within the 30-day grace period constitutes an event of default under the Indenture, dated as of September 27, 2019 (the “Convertible Notes Indenture”), between the Company and Wilmington Trust, National Association, as trustee, and the Indenture, dated April 22, 2021, as supplemented by the first supplemental indenture, dated April 22, 2021(the “Secured Notes Indenture”), among the Company, the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee and note collateral agent. Because the 30-day grace period has elapsed, an event of default occurred with respect to the Convertible Notes. As such, the trustee or the holders of at least 25% in aggregate principal amount of the outstanding Convertible Notes may declare 100% of the principal of, and accrued and unpaid interest on, all the Convertible Notes to be due and payable immediately. With respect to the Secured Notes, as a result of the event of default, the trustee or the holders of not less than 30% in aggregate principal amount of the outstanding Secured Notes may declare 100% of the principal of, and accrued and unpaid interest on, the Secured Notes to be due and payable immediately.

Additionally, on April 24, 2023, the Company elected to defer an interest payment (together with the missed interest payments on the Notes, the “Missed Interest Payments”) in respect of its second lien credit and guaranty agreement, dated April 22, 2021 (the “Second Lien Credit Agreement”), by and among the Company, the other credit parties party thereto, the lenders party thereto and Alter Domus (US) LLC, as administrative agent and collateral agent, pursuant to which lenders party thereto made available to the Company a second lien term loan credit facility (the “Second Lien Credit Facility”). The Company did not make the interest payment within the ten-business day grace period (such grace period having been extended pursuant to the Restructuring Support Agreement, as defined below), which constituted an event of default under the Second Lien Credit Facility. Upon an event of default, the administrative agent, itself or at the request of requisite lenders, may declare the Second Lien Credit Facility and interest thereon due and payable and exercise all rights and remedies under the Second Lien Credit Facility and related agreements. The Company’s failure to pay the interest on the Second Lien Credit Facility by the end of the grace period also constituted an event of default under the Convertible Notes Indenture, the Secured Notes Indenture and the Company’s Credit and Guaranty Agreement, dated as of December 7, 2020 (as amended, the “Amended ABL Credit Agreement”), among the Company, certain of its wholly-owned domestic subsidiaries party thereto, as borrowers or as guarantors, Wells Fargo Bank, National Association, as administrative agent and as collateral agent and the other lenders party thereto.

On April 19, 2023, the Company received written notice from the New York Stock Exchange (the “NYSE”) notifying the Company that the NYSE had commenced proceedings to delist the Company’s common stock. The NYSE reached this determination pursuant to Section 802.01(B) of the NYSE’s Listed Company Manual because the Company had fallen below the NYSE’s continued listing standard requiring listed companies to maintain an average global market capitalization of at least $15.0 million over a consecutive 30 trading-day period. The NYSE suspended trading in the Company’s common stock immediately after market close on April 19, 2023, and on April 20, 2023, the Company’s common stock began trading in the over-the-counter markets under the symbol “LCIN.” After the filing of the Chapter 11 Cases (as defined below), on May 3, 2023, our common stock began trading in the over-the-counter markets under the symbol “LCINQ.” On May 4, 2023, the NYSE filed a Form 25 with the Securities and Exchange Commission (the “SEC”) to delist our common stock from trading on the NYSE and to remove it from registration under Section 12(b) of the Exchange Act. The delisting of the Company’s common stock (the “Delisting”) became effective 10 days after the filing of the Form 25. In accordance with Rule 12d2-2 of the Exchange Act, the de-registration of our common stock under Section 12(b) of the Exchange Act will become effective 90 days, or such shorter period as the SEC may determine, after the date of the Form 25 filing.

Pursuant to the Convertible Notes Indenture, the Delisting constituted a Fundamental Change (as defined therein). Upon the occurrence of a Fundamental Change, the Company must provide all holders of Convertible Notes and the trustee a notice (the “Fundamental Change Company Notice”) of the occurrence of the Fundamental Change and of the holder’s option to require the Company to repurchase for cash all of such holder’s notes at 100% of the principal amount, plus accrued and unpaid interest. Failure by the Company to issue a Fundamental Change Company Notice within 20 days following the fundamental change constitutes an event of default and, if the trustee or holders of at least 25% in aggregate principal amount of the Convertible Notes declared 100% of the principal of, and accrued and unpaid interest on, all the Notes to be due and payable immediately, the Convertible Notes would become immediately due and payable.

If holders were to exercise their option to accelerate the maturity of either series of the Notes, it would also constitute an event of default under the other series of Notes, as well as the Second Lien Credit Facility and the Amended ABL Credit Agreement. Similarly, if the Second Lien Credit Facility administrative agent, itself or at the request of requisite lenders, exercises its option to accelerate the maturity of the Second Lien Credit Facility, it would also constitute an event of default under the Notes and the Amended ABL Credit Agreement.

On April 30, 2023, Lannett Company, Inc., Kremers Urban Pharmaceuticals, Inc., Cody Laboratories, Inc. and Silarx Pharmaceuticals, Inc. (collectively, the “Company Parties”) and certain of the Company’s debtholders (the “Consenting Stakeholders”) entered into the restructuring support agreement (the “Restructuring Support Agreement”) to facilitate the financial restructuring (the “Restructuring”) of the existing debt of, existing equity interests in and certain other obligations of the Company Parties. In connection therewith, on May 2, 2023 (the “Petition Date”), the Company Parties commenced cases (the “Chapter 11 Cases”) under chapter 11 (“Chapter 11”) of title 11 of the United States Code (the “Bankruptcy Code”) in the Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). On May 2, 2023, the Company Parties filed the Joint Prepackaged Chapter 11 Plan of Reorganization of Lannett Company, Inc. and Its Debtor Affiliates (the “Prepackaged Plan”). Each Company Party will continue to operate its business as a “debtor in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. The Chapter 11 Cases are being jointly administered under the caption In re Lannett Company, Inc., et al., Case No. 23-10559 (JKS).

The filing of the Chapter 11 Cases constituted an event of default that accelerated all of our debt obligations under the Convertible Notes Indenture, the Secured Notes Indenture, the Second Lien Credit Agreement and the Amended ABL Credit Agreement. As such, we have reclassified all debt obligations to debt due within a year on our Consolidated Balance Sheet as of March 31, 2023. Our consolidated interim unaudited financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. For additional discussion related to the impact of the Chapter 11 Cases on our debt obligations, see Note 10 “Debt.” For additional information related to the effect of the automatic stay on actions to collect indebtedness incurred prior to the Petition Date or to exercise control over the Company Parties’ property, see Note 11 “Legal, Regulatory Matters and Contingencies” and Note 20 “Subsequent Events.”

Our ability to continue as a going concern is contingent upon, among other things, our ability to, subject to the Bankruptcy Court’s approval, implement the Prepackaged Plan, successfully emerge from the Chapter 11 Cases and establish a sustainable capital structure through the Restructuring. As a result of risks and uncertainties related to the Missed Interest Payments, the Delisting and the effects of disruption from the Chapter 11 Cases making it more difficult to maintain business, financing and operational relationships, together with the Company’s recurring losses from operations and accumulated deficit, substantial doubt exists regarding our ability to continue as a going concern. For detailed discussion about the Restructuring Support Agreement and the Prepackaged Plan, see Note 20 “Subsequent Events.”

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

Reverse stock split

On January 25, 2023, the stockholders of the Company and the Board of Directors approved a 1-for-4 reverse stock split (the “Reverse Stock Split”), and the Company filed an amendment to our Certificate of Incorporation to effectuate the Reverse Stock Split on February 6, 2023. The Company’s common stock began trading on a split-adjusted basis on February 7, 2023. The Company's authorized shares of common stock, outstanding warrants, equity-based awards and Convertible Notes were also proportionately adjusted. No fractional shares were issued in connection with the Reverse Stock Split. Following the completion of the Reverse Stock Split, Lannett’s transfer agent aggregated all fractional shares that otherwise would have been issued as a result of the Reverse Stock Split and those shares were sold into the market. Stockholders who would have otherwise held a fractional share of Lannett common stock received a cash payment from the proceeds of that sale in lieu of such fractional share. There was no change to the par value of the Company’s common stock. Beginning in the third quarter of Fiscal 2023, common stock, outstanding warrants, equity-based awards, Convertible Notes and earnings (loss) per share figures have been retroactively restated for all periods presented.

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

Cash, cash equivalents and restricted cash

The Company considers all highly liquid investments with original maturities less than or equal to three months at the date of purchase to be cash and cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value, and consist of bank deposits and money market funds. The Company maintains its cash deposits and cash equivalents at well-known, stable financial institutions. Such amounts frequently exceed insured limits. In connection with the Second Lien Credit Facility, the Company is required to maintain at least $5.0 million in a deposit account at all times, subject to control by the Second Lien Collateral Agent. At March 31, 2023, the Company classified this balance as restricted cash, which is included in other assets on the Consolidated Balance Sheets.

Presented in the table below is a reconciliation of the cash, cash equivalents and restricted cash amounts presented on the Consolidated Balance Sheets to the sum of such amounts presented on the Consolidated Statements of Cash Flows for the periods ended March 31, 2023 and 2022.

	March 31, 2023	March 31, 2022
Cash and cash equivalents	$46,540	$106,108
Restricted cash, included in other assets	5,000	5,000
Cash, cash equivalents and restricted cash as presented on the Consolidated Statements of Cash Flows	$51,540	$111,108

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

Revenue disaggregation

The Company operates in one reportable segment, generic pharmaceuticals. As such, the Company aggregates its financial information for all products. The following table identifies the Company’s net sales by medical indication for the three and nine months ended March 31, 2023 and 2022.

	Three Months Ended		Nine Months Ended
(In thousands)	March 31,		March 31,
Medical Indication	2023	2022	2023	2022
Analgesic	$2,741	$3,292	$8,757	$12,525
Anti-Psychosis	2,082	3,346	7,277	9,156
Cardiovascular	13,059	9,468	37,030	33,321
Central Nervous System	19,311	15,177	61,887	60,302
Endocrinology	8,066	6,792	21,209	22,934
Gastrointestinal	9,932	11,709	26,590	40,972
Infectious Disease	2,826	5,438	12,884	24,473
Migraine	2,768	3,507	9,666	12,638
Respiratory/Allergy/Cough/Cold	981	2,309	3,651	7,291
Other	13,342	14,700	33,056	35,327
Contract manufacturing revenue	5,399	2,619	14,473	7,451
Total net sales	$80,507	$78,357	$236,480	$266,390

Product and customer concentration

For the three and nine months ended March 31, 2023 and 2022, the Company did not have any products, defined as containing the same active ingredient or combination of ingredients, that accounted for at least 10% of total net sales.

The following table presents the percentage of total net sales, for the three and nine months ended March 31, 2023 and 2022, for certain of the Company’s customers which accounted for at least 10% of total net sales in any of those periods:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Customer A	26%	17%	23%	25%
Customer B	17%	19%	19%	18%
Customer C	14%	12%	15%	14%

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

Provisions for chargebacks, rebates, returns and other adjustments require varying degrees of subjectivity. While rebates generally are based on contractual terms, chargebacks and returns require management to make more subjective assumptions. Each major category is discussed in detail below:

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

Self-insurance

The Company self-insures for certain employee medical and prescription benefits. The Company also maintains stop loss coverage with third party insurers to limit its total liability exposure. The liability for self-insured risks is primarily calculated using independent third-party actuarial valuations which take into account actual claims, claims growth and claims incurred but not yet reported. Actual experience, including claim frequency and severity as well as health-care inflation, could result in different liabilities than the amounts currently recorded. The liability for self-insured risks under this plan was $1.2 million and $0.5 million as of March 31, 2023 and June 30, 2022, respectively, and is recorded in the accrued payroll and payroll-related expenses caption in the Consolidated Balance Sheets.

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

The total reduction in headcount, and the basis of the estimated severance costs, for the 2022 Restructuring Plan is expected to be approximately 60 positions. The Company expects the reduction in force to be completed by the end of Fiscal 2023. The Company estimates that it will incur approximately $3 million in severance-related costs in connection with the 2022 Restructuring Plan. A reconciliation of the changes in restructuring liabilities associated with the 2022 Restructuring Plan from June 30, 2022 through March 31, 2023 is set forth in the following table:

Employee
(In thousands)	Separation Costs
Balance at June 30, 2022	$—
Restructuring charges	1,968
Payments	(1,220)
Balance at March 31, 2023	$748

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

Note 5. Accounts Receivable, net

Accounts receivable, net consisted of the following components at March 31, 2023 and June 30, 2022:

	March 31,	June 30,
(In thousands)	2023	2022
Gross accounts receivable	$180,873	$199,242
Less: Chargebacks reserve	(48,532)	(54,501)
Less: Rebates reserve	(14,969)	(26,921)
Less: Returns reserve	(35,690)	(46,478)
Less: Other deductions	(12,580)	(14,117)
Less: Allowance for expected credit losses	(949)	(984)
Accounts receivable, net	$68,153	$56,241

For the three months ended March 31, 2023, the Company recorded a provision for chargebacks, rebates (including rebates presented as rebates payable), returns and other deductions of $95.5 million, $22.2 million, $6.6 million and $6.7 million, respectively. For the three months ended March 31, 2022, the Company recorded a provision for chargebacks, rebates (including rebates presented as rebates payable), returns and other deductions of $93.8 million, $22.1 million, $12.7 million and $11.9 million, respectively.

For the nine months ended March 31, 2023, the Company recorded a provision for chargebacks, rebates (including rebates presented as rebates payable), returns and other deductions of $276.4 million, $69.5 million, $20.2 million and $20.7 million, respectively. For the nine months ended March 31, 2022, the Company recorded a provision for chargebacks, rebates (including rebates presented as rebates payable), returns and other deductions of $339.7 million, $77.4 million, $26.0 million and $38.6 million, respectively.

The following table identifies the activity and ending balances of each major category of revenue-related reserve for the nine months ended March 31, 2023 and 2022:

Reserve Category
(In thousands)	Chargebacks	Rebates	Returns	Other	Total
Balance at June 30, 2022	$54,501	$48,489	$46,478	$14,117	$163,585
Current period provision	276,392	69,483	20,195	20,677	386,747
Credits issued during the period	(282,361)	(89,578)	(30,983)	(22,214)	(425,136)
Balance at March 31, 2023	$48,532	$28,394	$35,690	$12,580	$125,196

Reserve Category
(In thousands)	Chargebacks	Rebates	Returns	Other	Total
Balance at June 30, 2021	$69,564	$35,297	$38,395	$15,505	$158,761
Current period provision	339,663	77,352	25,979	38,625	481,619
Credits issued during the period	(350,626)	(67,975)	(22,397)	(37,985)	(478,983)
Balance at March 31, 2022	$58,601	$44,674	$41,977	$16,145	$161,397

For the three months ended March 31, 2023 and 2022, as a percentage of gross sales the provision for chargebacks was 47.1% and 43.4%, the provision for rebates was 10.9% and 10.2%, the provision for returns was 3.3% and 5.9% and the provision for other adjustments was 3.3% and 5.5%, respectively.

For the nine months ended March 31, 2023 and 2022, as a percentage of gross sales the provision for chargebacks was 45.7% and 45.9%, the provision for rebates was 11.5% and 10.5%, the provision for returns was 3.3% and 3.5% and the provision for other adjustments was 3.4% and 5.2%, respectively.

The decrease in the reserve for chargebacks from June 30, 2022 to March 31, 2023 was primarily attributable to changes in product and customer sales mix. Additionally, the reserve for rebates and returns decreased during the first six months of Fiscal 2023 due to the timing of payments. Higher than average returns in prior periods also contributed to the decrease in the reserve for returns during the period.

Note 6. Inventories

Inventories at March 31, 2023 and June 30, 2022 consisted of the following:

	March 31,	June 30,
(In thousands)	2023	2022
Raw Materials	$39,754	$39,297
Work-in-process	11,759	9,313
Finished Goods	39,292	46,548
Total	$90,805	$95,158

During the three months ended March 31, 2023 and 2022, the Company recorded write-downs to net realizable value for excess and obsolete inventory of $0.8 million and $7.4 million, respectively. During the nine months ended March 31, 2023 and 2022, the Company recorded write-downs to net realizable value for excess and obsolete inventory of $4.1 million and $11.4 million, respectively. The write-downs for excess and obsolete inventory for the three and nine months ended March 31, 2022 was higher than the three and nine months ended March 31, 2023 primarily as a result of the discontinuance of two low-margin prescription products manufactured by KUPI in Seymour, Indiana and several products manufactured at the Silarx plant prior to the sale of the facility in Fiscal 2022.

Note 7. Property, Plant and Equipment, net

Property, plant and equipment, net at March 31, 2023 and June 30, 2022 consisted of the following:

		March 31,	June 30,
(In thousands)	Useful Lives	2023	2022
Land	—	$—	$533
Building and improvements	10 - 39 years	7,955	93,701
Machinery and equipment	5 - 10 years	54,666	158,854
Furniture and fixtures	5 - 7 years	1,234	3,367
Less accumulated depreciation		(54,077)	(136,433)
		9,778	120,022
Construction in progress		2,585	13,156
Property, plant and equipment, net		$12,363	$133,178

Depreciation expense for the three months ended March 31, 2023 and 2022 was $5.8 million and $5.2 million, respectively. Depreciation expense for the nine months ended March 31, 2023 and 2022 was $15.7 million and $16.2 million, respectively.

In conjunction with the Restructuring Support Agreement, the Company, with the knowledge of its lenders, has begun to explore the sale of its Seymour, Indiana facility. The Company currently seeks to sell the facility and its contract manufacturing business to a pharmaceutical manufacturer that could benefit from the site’s exceptional history of FDA compliance, and with whom we would partner with to continue manufacturing our products at the site. The Company’s existing ANDAs and NDAs are not part of any potential sale. The Company determined that the above requires reclassification of the assets at the Seymour, Indiana facility to assets held for sale on our Consolidated Balance Sheets as of March 31, 2023. The Company evaluated the assets for impairment as the reclassification is considered a triggering event. As a result, the Company recorded an impairment charge of $72.5 million to adjust the assets to their expected fair value. For further discussion of the Chapter 11 Cases and Restructuring Support Agreement, see Note 20 “Subsequent Events.”

In the second quarter of Fiscal 2023, the Company recorded an impairment charge of $6.0 million to adjust the Torresdale facility to its approximate fair value in connection with the 2022 Restructuring Plan. See Note 4 “Restructuring Charges” for additional information on the plan.

Property, plant and equipment, net included amounts held in foreign countries in the amount of $0.7 million at March 31, 2023 and June 30, 2022.

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

Financial Instruments Disclosed, But Not Reported, at Fair Value

We estimate the fair value of the Secured Notes and the Convertible Notes using market quotations for debt that have quoted prices in active markets (Level 1). Since our Second Lien Credit Facility does not trade on a daily basis in an active market, the fair value estimate is based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities (Level 2). The estimated fair value of the Secured Notes as of March 31, 2023 and June 30, 2022 was approximately $56 million and $140 million, respectively. The estimated fair value of the Second Lien Credit Facility as of March 31, 2023 and June 30, 2022 was approximately $30 million and $76 million, respectively. The decline in the fair value of the Secured Notes and Second Lien Credit Facility is primarily a reflection of the increased competitive pressures on the Company’s recent financial performance, which, in part, resulted in a downgrade to the Company’s credit rating. The estimated fair value of the Convertible Notes was approximately $6 million and $25 million as of March 31, 2023 and June 30, 2022, respectively. The fair value of the Convertible Notes as of March 31, 2023 was lower than the carrying value primarily due to the Company’s stock price of $1.74 at March 31, 2023 as compared to the $61.16 conversion price as well as the Company’s downgraded credit rating.

Note 9. Intangible Assets

Intangible assets, net as of March 31, 2023 and June 30, 2022 consisted of the following:

	Weighted	Gross Carrying Amount		Accumulated Amortization		Intangible Assets, Net
	Avg. Life	March 31,	June 30,	March 31,	June 30,	March 31,	June 30,
(In thousands)	(Yrs.)	2023	2022	2023	2022	2023	2022
Definite-lived:
KUPI trade name	2	$2,920	$2,920	$(2,920)	$(2,920)	$—	$—
KUPI other intangible assets	15	—	19,000	—	(8,362)	—	10,638
Silarx product rights	15	18,531	20,000	(6,693)	(6,222)	11,838	13,778
Other product rights	7	17,242	16,242	(10,173)	(8,479)	7,069	7,763
Total intangible assets, net		$38,693	$58,162	$(19,786)	$(25,983)	$18,907	$32,179

In conjunction with the Restructuring Support Agreement, the Company, with the knowledge of its lenders, has begun to explore the sale of its Seymour, Indiana facility. The Company currently seeks to sell the facility and its contract manufacturing business to a pharmaceutical manufacturer that could benefit from the site’s exceptional history of FDA compliance, and with whom we would partner with to continue manufacturing our products at the site. The Company’s existing ANDAs and NDAs are not part of any potential sale. However, the KUPI other intangible assets, which consists of the Company’s contract manufacturing business associated with the Seymour, Indiana facility, is expected to be included in any potential sale of the facility. As such, the Company reclassified the KUPI other intangible assets to the assets held for sale caption in the Consolidated Balance Sheets as of March 31, 2023. For further discussion of the Chapter 11 Cases and Restructuring Support Agreement, see Note 20 “Subsequent Events.”

For the three months ended March 31, 2023 and 2022, the Company recorded amortization expense of $1.0 million and $2.6 million, respectively. For the nine months ended March 31, 2023 and 2022, the Company recorded amortization expense of $3.6 million and $10.4 million, respectively.

Future annual amortization expense consists of the following as of March 31, 2023:

(In thousands)	Amortization
Fiscal Year Ending June 30,	Expense
2023	$727
2024	2,607
2025	2,573
2026	2,406
2027	2,269
Thereafter	8,325
$18,907

Note 10. Debt

The filing of the Chapter 11 Cases constituted an event of default that accelerated all of our debt obligations. As such, we have reclassified all debt obligations to debt due within a year on our Consolidated Balance Sheet as of March 31, 2023. Pursuant to Section 362 of the Bankruptcy Code, the filing of the Chapter 11 Cases automatically stayed most actions against or on behalf of the Company Parties, including actions to collect indebtedness incurred prior to the Petition Date or to exercise control over the Company Parties’ property. To facilitate the Restructuring, on May 1, 2023, the Amended ABL Credit Agreement was terminated (other than with respect to provisions regarding Letters of Credit, as defined in the Amended ABL Credit Agreement, that remain outstanding and customary obligations that expressly survived by their terms).

For information about subsequent events related to the termination of the Amended ABL Credit Agreement, the Restructuring Support Agreement, the Chapter 11 Cases and the Prepackaged Plan, see Note 20 “Subsequent Events.”

Debt, net, prior to the filing of the Chapter 11 Cases, consisted of the following:

	March 31,	June 30,
(In thousands)	2023	2022
7.75% Senior Secured Notes	$350,000	$350,000
Unamortized discount and other debt issuance costs	(3,798)	(4,599)
7.75% Senior Secured Notes, net	346,202	345,401
Second Lien Secured Loan Facility ($190.0M Principal, $5.7M Exit Fee, and $30.2M and $22.0M accrued PIK interest at March 31, 2023 and June 30, 2022 respectively)	225,892	217,721
Unamortized discount and other debt issuance costs	(28,210)	(32,308)
Second Lien Secured Loan Facility, net	197,682	185,413
4.50% Convertible Senior Notes	86,250	86,250
Unamortized discount and other debt issuance costs	(1,743)	(2,116)
4.50% Convertible Senior Notes, net	84,507	84,134
$45.0 million Amended ABL Credit Facility	—	—
Total debt, net, due within one year	$628,391	$614,948

The weighted average interest rate for the three months ended March 31, 2023 and 2022 was 9.3% and 9.1%, respectively. The weighted average interest rate for the nine months ended March 31, 2023 and 2022 was 9.2% and 8.9%, respectively. As of March 31, 2023, the Company recorded interest payable of $16.6 million, which is included in the accrued expenses caption of the Consolidated Balance Sheets.

On April 22, 2021, the Company issued $350.0 million aggregate principal amount of the Secured Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”) and outside the United States to persons other than U.S. persons in reliance upon Regulation S under the Securities Act. The Secured Notes bear interest semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2021, at a rate of 7.750% per annum in cash. The Secured Notes will mature on April 15, 2026, unless earlier redeemed or repurchased in accordance with their terms.

On April 5, 2021, the Company entered into an Exchange Agreement with certain participating lenders to exchange a portion of their existing Term B Loans for Second Lien Loans pursuant to a new $190.0 million Second Lien Credit Facility. On April 22, 2021, in connection with the issuance of the Secured Notes and the entrance into the Amended ABL Credit Facility, which is discussed further below, the exchange between the Company and the participating lenders was consummated. From the Closing Date until the one-year anniversary of the Closing Date, the Second Lien Loans bear 10.0% PIK interest. Thereafter, the Second Lien notes will bear 5.0% cash interest and 5.0% PIK interest until maturity, except to the extent the Company elects to pay all or portion of the PIK interest in cash. To date, the Company has not paid any PIK interest in cash. The Second Lien Loans will mature on July 21, 2026. In connection with the Second Lien Credit Facility, the Company issued to the Participating Lenders Warrants to purchase up to 2,070,000 shares of common stock of the Company at an exercise price of $27.52 per share. Refer to Note 13 “Warrants” for further information on the Warrants issued.

In connection with the Second Lien Credit Facility, the Company is required to maintain at least $5.0 million in a deposit account at all times subject to control by the Second Lien Collateral Agent, and a minimum cash balance of $15.0 million as of the last day of each month. At March 31, 2023, the Company classified the $5.0 million required deposit account balance as restricted cash, which is included in other assets caption in the Consolidated Balance Sheet. The Second Lien Credit Facility also contains an affirmative covenant requiring delivery of the Company’s year-end financial statements, accompanied by an audit opinion that is not qualified, subject to customary exceptions, as to the status of the Company as a going concern.

In addition to the Secured Notes Offering and the Second Lien Credit Facility, on April 22, 2021, the Company entered into the Amended ABL Credit Agreement, among the Company, certain of its wholly-owned domestic subsidiaries party thereto, as borrowers or as guarantors, Wells Fargo Bank, National Association, as administrative agent and as collateral agent and the other lenders party thereto, for the purpose of, among other things, increasing the aggregate amount of the revolving credit facility from $30.0 million to $45.0 million and extending the maturity thereof to the fifth anniversary of the closing date of the Secured Notes Offering (subject to a springing maturity as set forth therein).

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

On September 27, 2019, the Company issued $86.3 million aggregate principal amount of the Convertible Notes in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The Convertible Notes are senior unsecured obligations of the Company and bear interest at an annual rate of 4.50% payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2020. The Convertible Notes will mature on October 1, 2026, unless earlier repurchased, redeemed or converted in accordance with their terms. The Convertible Notes are convertible into shares of the Company’s common stock at a conversion rate of 16.3507 shares per $1,000 principal amount of Convertible Notes (which is equivalent to a conversion price of approximately $61.16 per share), subject to adjustments upon the occurrence of certain events (but will not be adjusted for any accrued and unpaid interest). The Company may redeem all or a part of the Convertible Notes on or after October 6, 2023 at a redemption price equal to 100% of the principal amount of the Convertible Notes redeemed, plus accrued and unpaid interest, if any, up to, but excluding, the redemption date, subject to certain conditions relating to the Company’s stock price having been met. Following certain corporate events that occur prior to the maturity date or if the Company delivers a notice of redemption, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its Convertible Notes in connection with such corporate event or notice of redemption. The indenture covering the Convertible Notes contains certain other customary terms and covenants, including that upon certain events of default occurring and continuing, either the trustee or holders of at least 25% in principal amount of the outstanding Convertible Notes may declare 100% of the principal of, and accrued and unpaid interest on, all the Convertible Notes to be due and payable. In addition, if the Company ceases to be listed or quoted on any of The NYSE, The Nasdaq Global Select Market or The Nasdaq Global Market (or any of their respective successors), holders of the outstanding Convertible Notes will have the option to require the Company to repurchase for cash all of such holder’s notes at 100% of the principal amount, plus accrued and unpaid interest. See Note 2 “The Business and Nature of Operations” for additional information regarding the out-of-compliance notices received from the NYSE.

In connection with the offering of the Convertible Notes, the Company also entered into privately negotiated “capped call” transactions with several counterparties. The capped call transaction will initially cover, subject to customary anti-dilution adjustments, the number of shares of common stock that initially underlie the Convertible Notes. The capped call transactions are expected to generally reduce the potential dilutive effect on the Company’s common stock upon any conversion of the Convertible Notes with such reduction subject to a cap.

The outstanding Secured Notes, Second Lien Credit Facility, and Amended ABL Credit Facility amounts above are guaranteed by all of Lannett’s significant wholly-owned domestic subsidiaries and are collateralized by substantially all present and future assets of the Company.

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

State Attorneys General and Private Plaintiffs Antitrust and Consumer Protection Litigation

In December 2016, the Connecticut Attorney General and various other State Attorneys General filed a civil complaint alleging that six pharmaceutical companies engaged in anti-competitive behavior. The Company was not named in the action and does not compete on the products that formed the basis of the complaint. The complaint was later transferred for pretrial purposes to the United States District Court for the Eastern District of Pennsylvania as part of a multidistrict litigation captioned In re: Generic Pharmaceuticals Pricing Antitrust Litigation (the “MDL”). On October 31, 2017, the State Attorneys General filed a motion for leave to amend their complaint to add numerous additional defendants, including the Company, and claims relating to 13 additional drugs. The District Court granted that motion on June 5, 2018. The State Attorneys General filed their amended complaint on June 18, 2018. The claim relating to Lannett involves alleged price-fixing for one drug, doxycycline monohydrate, but does not involve the pricing for digoxin. The State Attorneys General also allege that all defendants were part of an overarching, industry-wide conspiracy to allocate markets and fix prices generally. On August 15, 2019, the Court denied the defendants’ joint motion to dismiss the overarching conspiracy claims but has yet to decide an individual motion filed by the Company to dismiss the overarching conspiracy claims as to it. On June 7, 2022, the Court granted a joint motion of all defendants to dismiss the federal claim of the State Attorneys General for disgorgement of defendants’ allegedly ill-gotten gains, but denied defendants’ motion to dismiss their parens patriae federal claims for injunctive relief due to lack of standing.

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

Sandoz, Inc.

On July 20, 2020, Sandoz, Inc. (“Sandoz”) filed a complaint in federal court in Philadelphia, alleging claims for tortious interference with contract, unfair competition and conversion of confidential information, arising out of Cediprof, Inc.’s (“Cediprof”) termination of Sandoz’s contract to distribute levothyroxine tablets in the United States and certain territories. Along with the complaint, Sandoz filed a motion for a temporary restraining order and preliminary injunction, seeking to enjoin the Company from commencing the distribution of levothyroxine tablets on August 3, 2020. On the same day, Sandoz filed a separate complaint and application for a temporary restraining order and preliminary injunction against Cediprof in federal court in New York, seeking to prevent Cediprof from selling its levothyroxine tablets in the United States and certain of its territories to anyone other than Sandoz. On July 27, 2020, the New York court held a hearing and denied Sandoz’s application for a temporary restraining order, ruling Sandoz had failed to establish irreparable harm. Sandoz subsequently dismissed the complaint and is proceeding against Cediprof in an Arbitration in New York, where the Company has agreed to indemnify Cediprof. On July 28, 2020, the Philadelphia court held a hearing and denied Sandoz’s application for a temporary restraining order, ruling that Sandoz had failed to establish irreparable harm and failed to establish that it is likely to succeed on the merits of its claim against Lannett. On October 5, 2020, the Company filed a motion to dismiss the complaint. On December 28, 2020, the Court granted in part and denied in part the motion, dismissing certain of the claims. The Company has filed a motion to stay the case pending the Arbitration of the Sandoz/Cediprof dispute. On January 11, 2021, the Company filed an answer and counterclaim to the complaint. Upon the conclusion of fact discovery, the Court entered an order on July 16, 2021 staying the remaining deadlines in the case pending the outcome of the Arbitration between Sandoz and Cediprof, which began on January 31, 2022. On August 5, 2022, the Arbitrator issued a final award, finding that Cediprof had breached the Sandoz contract and determining that Sandoz is entitled to lost profits, among other damages. The portion of the award subject to indemnification from the Company amounted to $10.9 million, which the Company has accrued as of June 30, 2022. The Company’s indemnification obligation will only be triggered if and when Cediprof pays the award. On November 4, 2022, Cediprof filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. By virtue of the automatic stay arising upon the filing of the bankruptcy petition, collection efforts against Cediprof are stayed pending the resolution of the bankruptcy proceeding.

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

Separately, several lawsuits were filed in various state courts by state government, city government, and several private parties asserting various consumer protection and/or personal injury claims (in the case of individual plaintiffs) regarding the presence of NDMA in Ranitidine products. The Company has filed motions to dismiss in all state cases, of which some were granted, some were denied and some remain pending. The Company denies all liability in pending cases.

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

Effect of Automatic Stay

Pursuant to Section 362 of the Bankruptcy Code, the filing of the Chapter 11 Cases automatically stayed most actions against or on behalf of the Company Parties. Subject to certain exceptions under the Bankruptcy Code, the filing of the Company Parties’ Chapter 11 Cases automatically stayed the continuation of most legal proceedings or the filing of other actions against or on behalf of the Company Parties or their property to recover on, collect or secure a claim arising prior to the Petition Date or to exercise control over property of the Company Parties’ bankruptcy estates, unless and until the Bankruptcy Court modifies or lifts the automatic stay as to any such claim. Notwithstanding the general application of the automatic stay described above, governmental authorities may determine to continue actions brought under their police and regulatory powers.

Note 12. Commitments

Leases

At March 31, 2023 and June 30, 2022, the Company had a ROU lease asset of $9.1 million and $9.6 million, respectively, and an operating lease liability of $11.2 million and $12.1 million, respectively. The current balance of the operating lease liability at March 31, 2023 was $2.1 million.

Components of lease costs are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands)	2023	2022	2023	2022
Operating lease cost	$456	$456	$1,388	$1,361
Variable lease cost	61	63	140	120
Short-term lease cost (a)	95	101	323	253
Total	$612	$620	$1,851	$1,734

______________________

(a)	Not recorded on the Consolidated Balance Sheet

Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

	Nine Months Ended
	March 31,
(In thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,608	$1,606

Weighted-average remaining lease term and discount rate for our operating leases are as follows:

	Nine Months Ended
	March 31,
	2023		2022
Weighted-average remaining lease term	8	years	9	years
Weighted-average discount rate	8.5%		8.5%

Maturities of lease liabilities by fiscal year for our operating leases are as follows:

(In thousands)	Amounts Due
2023	$537
2024	2,083
2025	2,103
2026	2,124
2027	2,145
Thereafter	6,368
Total lease payments	15,360
Less: Imputed interest	4,123
Present value of lease liabilities	$11,237

Other Commitments

In Fiscal 2020, the Company executed a License and Collaboration Agreement with North South Brother Pharmacy Investment Co., Ltd. and HEC Group PTY, Ltd. (collectively, “HEC”) to develop an insulin glargine product that would be biosimilar to Lantus Solostar. Under the terms of the deal, among other things, the Company shall fund up to the initial $32.0 million of the development costs and split 50/50 any development costs in excess thereof. As of March 31, 2023, the Company has incurred approximately $10.2 million of development costs towards the $32.0 million commitment made by the Company. As we have completed dosing of subjects in the clinical trial at this time, we expect development funding will be well less than $32.0 million. Lannett shall receive an exclusive license to distribute and market the product in the United States upon FDA approval under the 50/50 profit split for the first ten years following commercialization, followed by a 60/40 split in favor of HEC for the following five years.

On February 8, 2021, the Company executed a License and Collaboration Agreement and a Supply Agreement with Sunshine Lake Pharma Co., Ltd. an HEC Group company (“Sunshine”) with respect to the development of a biosimilar insulin aspart product. Under the terms of the deal, among other things, the Company shall fund up to the initial $32.0 million of the development costs, provided that if total development and other costs paid by Lannett are less than $32.0 million then the difference will be paid to Sunshine over the first year of commercialization. As of March 31, 2023, the Company has incurred approximately $2.9 million towards the $32.0 million commitment made by the Company. The parties shall negotiate the sharing of any development costs in excess of $32.0 million. Lannett shall receive an exclusive license to distribute and market the product in the United States upon FDA approval under the 50/50 profit split for the first ten years following commercialization, followed by a 60/40 split in favor of Sunshine for the following five years.

In conjunction with the HEC collaboration efforts to develop biosimilar insulin glargine and aspart, the Company also separately entered into two Customization and Supply Agreements with Ypsomed AG (“Ypsomed”) in October 2020 and July 2021 to develop, manufacture and supply an injection device to be used with both insulin products. In April 2022, the Company executed an amendment to the Customization and Supply Agreements to allow Ypsomed to expand their production capacity to meet the anticipated demand. Under the terms of the deal, the Company is required to pay 14 million Swiss Francs (“CHF”) to Ypsomed over various future milestone dates to fund the capacity expansion in exchange for a predetermined discount on future purchases of the injection device. As of March 31, 2023, the Company has paid Ypsomed 4.6 million CHF, the equivalent of approximately $4.9 million, which is recorded in the other assets caption of the Consolidated Balance Sheet. The remaining 3.4 million and 6.0 million CHF payments are to be paid in installments in calendar years 2023 and 2024, respectively.

In Fiscal 2017, the Company signed an agreement with a third-party company operating in the online pharmaceutical business, under which the Company agreed to provide up to $15.0 million in revolving loans for the purpose of expansion and other business needs. Any outstanding balance under the loan would bear interest at 2.0% and be due seven years from the date of the agreement. As of December 31, 2022, after a review of the third-party’s current financial condition as well as their projected liquidity levels, the Company determined that it is more likely than not that the third party will be unable to repay the outstanding loan. Therefore, the Company recorded a full write-off of the loan receivable of $6.8 million during the second quarter of Fiscal 2023.

Note 13. Warrants

In connection with the Second Lien Credit Facility, the Company issued to the Participating Lenders warrants to purchase up to 2,070,000 shares of common stock of the Company (the “Warrants”) at an exercise price of $27.52 per share. The Warrants were issued on April 22, 2021 with an eight-year term. The Participating Lenders received registration rights with respect to the shares of common stock of the Company to be received upon exercise of the Warrants. The Company concluded that the Warrants were indexed to its own stock and, therefore, are classified as an equity instrument. In accordance with ASC 470, Debt, the Company allocated the proceeds of the Second Lien Credit Facility issuance based on the relative fair value of the debt instrument and the Warrants separately at the time of issuance, which was determined using the Black-Scholes valuation model. The relative fair value allocated to the Warrants was $24.4 million at the issuance date.

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

In connection with the Prepackaged Plan, discussed further below, the Warrants will be cancelled. Refer to Note 20 “Subsequent Events” for additional information on the Prepackaged Plan.

Note 14. Loss Per Common Share

A reconciliation of the Company’s basic and diluted loss per common share was as follows:

	Three Months Ended
	March 31,
(In thousands, except share and per share data)	2023	2022
Numerator:
Net loss	$(101,470)	$(34,898)
Net income allocated to participating securities for the Warrants	—	—
Interest expenses applicable to the Convertible Notes, net of tax	—	—
Amortization of debt issuance costs applicable to the Convertible Notes, net of tax	—	—
Adjusted "if-converted" net loss	$(101,470)	$(34,898)

Denominator:
Basic weighted average common shares outstanding	10,311,428	10,125,825
Effect of potentially dilutive options, restricted stock awards and performance-based shares	—	—
Effect of conversion of the Convertible Notes	—	—
Effect of participating securities for the Warrants	—	—
Diluted weighted average common shares outstanding	10,311,428	10,125,825

Loss per common share:
Basic	$(9.84)	$(3.45)
Diluted	$(9.84)	$(3.45)

	Nine Months Ended
	March 31,
(In thousands, except share and per share data)	2023	2022
Numerator:
Net loss	$(165,797)	$(138,325)
Net income allocated to participating securities for the Warrants	—	—
Interest expenses applicable to the Convertible Notes, net of tax	—	—
Amortization of debt issuance costs applicable to the Convertible Notes, net of tax	—	—
Adjusted "if-converted" net loss	$(165,797)	$(138,325)

Denominator:
Basic weighted average common shares outstanding	10,279,085	10,065,333
Effect of potentially dilutive options, restricted stock awards and performance-based shares	—	—
Effect of conversion of the Convertible Notes	—	—
Effect of participating securities for the Warrants	—	—
Diluted weighted average common shares outstanding	10,279,085	10,065,333

Loss per common share:
Basic	$(16.13)	$(13.74)
Diluted	$(16.13)	$(13.74)

In accordance with ASC 260, Earnings per share, the Company computes earnings (loss) per share using the two-class method, which requires an allocation of earnings between the holders of common stock and the Company’s participating security holders. Basic earnings (loss) per share is calculated by dividing net income (loss) available to common stockholders, which excludes the income allocated to participating security holders, by the basic weighted average common shares outstanding. For purposes of determining diluted earnings per share, the Company further adjusts the basic earnings per share to include the effect of potentially dilutive shares outstanding, including options, restricted stock awards, performance-based shares, the Convertible Notes, and the Warrants. In this calculation, the Company reallocates net income based on the rights of each potentially dilutive share and will report the most dilutive earnings (loss) per share. Because the Warrants do not participate in losses, the Company will allocate undistributed earnings when calculating basic and diluted earnings per share in periods of net income only. The effect of the Warrants is excluded from the calculation of basic and diluted loss per share for the three and nine months ended March 31, 2023 and 2022.

The number of anti-dilutive shares that have been excluded in the computation of diluted earnings (loss) per share for the three months ended March 31, 2023 and 2022 were 1.8 million and 2.0 million, respectively. The number of anti-dilutive shares that have been excluded in the computation of diluted earnings (loss) per share for the nine months ended March 31, 2023 and 2022 were 1.8 million and 2.0 million, respectively. The effect of potentially dilutive shares was excluded from the calculation of diluted loss per share in the three and nine months ended March 31, 2023 and 2022 because the effect of including such securities would be anti-dilutive.

Note 15. Share-based Compensation

At March 31, 2023, the Company had two share-based employee compensation plans (the 2014 Long-Term Incentive Plan (“LTIP”) and the 2021 LTIP). Together these plans authorized an aggregate total of 2.0 million shares to be issued. As of March 31, 2023, the plans have a total of 393 thousand shares available for future issuances.

Historically, the Company has issued share-based compensation awards with a vesting period ranging up to 3 years and a maximum contractual term of 10 years. The Company issues new shares of stock when stock options are exercised. As of March 31, 2023, there was $3.8 million of total unrecognized compensation cost related to non-vested share-based compensation awards. That cost is expected to be recognized over a weighted average period of 1 year.

The target award value mix in Fiscal 2022 for Named Executive Officers (“NEOs”) was 50% performance shares, 30% restricted stock, and 20% provided in the form of a cash-based incentive where the value varies based on changes in our stock price over the three-year period ending June 30, 2024. In the first quarter of Fiscal 2023, the Compensation Committee approved the granting of 50% of the target long-term incentive for Fiscal 2023 (calculated based on the NEO’s Fiscal 2022 salary) in the form of a cash-based retention award, which was paid in September 2022. In the second quarter of Fiscal 2023, certain other employees were granted a cash-based incentive award, which totaled $1.3 million and was paid in October 2022. The cash-based retention award was paid as a result of the potential dilution associated with granting equity incentives; however, the awards are subject to a 36-month service-based clawback. The clawback on one-third of the retention awards will expire annually based on continued service. The Company will recognize the expense on the awards across the three-year clawback period and prepaid expense of approximately $1.4 million and $2.2 million is included in other current assets and other assets on the Consolidated Balance Sheet at March 31, 2023, respectively. The remaining 50% of the target long-term incentive for Fiscal 2023 was re-allocated to the target of each NEO’s performance-based short-term incentive plan.

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

There were no stock options granted during the nine months ended March 31, 2023 and 2022. A stock option summary as of March 31, 2023 and changes during the nine months then ended is presented below:

				Weighted
		Weighted-		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
(In thousands, except for weighted average price and life data)	Awards	Price	Value	Life (yrs.)
Outstanding at June 30, 2022	234	$35.76	$—	6.5
Forfeited, expired or repurchased	(6)	$32.54
Outstanding at March 31, 2023	228	$35.85	$—	5.9

Vested and expected to vest at March 31, 2023	228	$35.85	$—	5.9
Exercisable at March 31, 2023	177	$38.92	$—	5.6

Restricted Stock

The Company measures restricted stock compensation costs based on the stock price at the grant date less an estimate for expected forfeitures. The annual forfeiture rate used to calculate compensation expense was 6.5% for the nine months ended March 31, 2023 and 2022.

A summary of restricted stock awards as of March 31, 2023 and changes during the nine months then ended, is presented below:

		Weighted
		Average Grant-date	Aggregate
(In thousands, except for weighted average price data)	Awards	Fair Value	Intrinsic Value
Non-vested at June 30, 2022	339	$21.19
Vested	(139)	21.87	$320
Forfeited	(12)	19.60
Non-vested at March 31, 2023	188	$20.70

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

As of June 30, 2022, there were 262 thousand performance-based share awards outstanding, with a weighted average grant-date fair value of $30.60 per share. There were no changes to the outstanding performance-based share awards during the nine months ended March 31, 2023.

Employee Stock Purchase Plan

In February 2003, the Company’s stockholders approved an Employee Stock Purchase Plan (“2003 ESPP”), under which the Company is authorized to issue 281 thousand shares of the Company’s common stock. The 2003 ESPP was implemented on April 1, 2003 and is qualified under Section 423 of the Internal Revenue Code. In January 2022, the stockholders of the Company approved a new ESPP (“2022 ESPP” and, together with the 2003 ESPP, “ESPPs”). The Company is authorized to issue an additional 375 thousand shares of the Company’s common stock under the 2022 ESPP, which is qualified under Section 423 of the Internal Revenue Code. During the nine months ended March 31, 2023 and 2022, 62 thousand shares and 52 thousand shares were issued under the ESPPs, respectively. As of March 31, 2023, 390 thousand total cumulative shares have been issued under the ESPPs. Employees eligible to participate in the ESPP may purchase shares of the Company’s stock at 85% of the lower of the fair market value of the common stock on the first day of the calendar quarter, or the last day of the calendar quarter. Under the ESPP, employees can authorize the Company to withhold up to 10% of their compensation during any quarterly offering period, subject to certain limitations.

The following table presents the allocation of share-based compensation costs recognized in the Consolidated Statements of Operations by financial statement line item:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands)	2023	2022	2023	2022
Selling, general and administrative expenses	$1,367	$1,501	$4,203	$6,313
Research and development expenses	15	29	71	151
Cost of sales	93	169	312	562
Total	$1,475	$1,699	$4,586	$7,026

Tax benefit at statutory rate	$332	$382	$1,032	$1,581

Note 16. Employee Benefit Plan

The Company has a 401(k) defined contribution plan (the “Plan”) covering substantially all employees. Pursuant to the Plan provisions, the Company is required to make matching contributions equal to 50% of each employee’s contribution, not to exceed 4% of the employee’s compensation for the Plan year. Contributions to the Plan were $0.4 million and $0.3 million during the three months ended March 31, 2023 and 2022, respectively. Contributions to the Plan were $1.0 million and $0.8 million during the nine months ended March 31, 2023 and 2022, respectively.

In Fiscal 2020, the Company implemented a non-qualified deferred compensation plan for certain senior-level management and executives. The non-qualified deferred compensation plan allows certain eligible employees to defer additional pre-tax earnings for retirement, beyond the IRS limits in place under the Plan. Contributions to the non-qualified deferred compensation plan during the three and nine months ended March 31, 2023 were not material.

Note 17. Income Taxes

The federal, state and local income tax expense for the three months ended March 31, 2023 was $29 thousand compared to an income tax benefit of $1.4 million for the three months ended March 31, 2022. The effective tax rates for the three months ended March 31, 2023 and 2022 were (0.1)% and 3.8%, respectively. The effective rate for the three months ended March 31, 2023 and 2022 was significantly lower than the statutory tax rate due to the Company’s full valuation allowance position during both periods.

The federal, state and local income tax expense for the nine months ended March 31, 2023 was $95 thousand compared to an income tax benefit of $2.8 million for the nine months ended March 31, 2022. The effective tax rates for the nine months ended March 31, 2023 and 2022 were (0.1)% and 2.0%, respectively. The effective rate for the nine months ended March 31, 2023 and 2022 was significantly lower than the statutory tax rate due to the Company’s full valuation allowance position during both periods.

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

As of March 31, 2023 and June 30, 2022, the Company has total unrecognized tax benefits of $4.6 million, of which $4.5 million would impact the Company’s effective tax rate for each period, if recognized. As a result of the positions taken during the period, the Company has not recorded any material interest and penalties for the period ended March 31, 2023 in the statement of operations and no cumulative interest and penalties have been recorded either in the Company’s statement of financial position as of March 31, 2023 and June 30, 2022. The Company will recognize interest accrued on unrecognized tax benefits in interest expense and any related penalties in operating expenses.

The Company files income tax returns in the United States federal jurisdiction and various states. The Company’s federal tax returns for Fiscal 2014 and prior generally are no longer subject to review as such years are closed. The Company’s Fiscal 2015 through 2017 and Fiscal 2019 through 2021 federal returns are currently under examination by the Internal Revenue Service (“IRS”). As part of a lengthy process, the Company has received various Information Document Requests and Notices of Proposed Adjustment with respect to positions taken in certain income tax issues, including an accounting method change related to chargebacks and rebates that the IRS is proposing to disallow. We are in the process of assessing the impact of these notices and preparing a response to the IRS. We believe that it is more likely than not that our positions will ultimately be sustained upon further examination, and, if necessary, will contest any addition tax determined to be owed; however, an adverse outcome could have a material impact to the Company’s Consolidated Statements of Operations and financial position. In September 2022, the IRS notified the Company that a portion of its income tax receivables balance will be held until the completion of the examination of its federal tax returns. As such, the balance expected to be held by the IRS is classified as non-current income taxes receivable on the Company’s Consolidated Balance Sheet as of March 31, 2023.

Note 18. Related Party Transactions

The Company had sales of $0.3 million during each of the three months ended March 31, 2023 and 2022 to a generic distributor, Auburn Pharmaceutical Company (“Auburn”), which is a member of the Premier Buying Group. Sales to Auburn for the nine months ended March 31, 2023 and 2022 were $0.9 million and $1.0 million, respectively. Jeffrey Farber, Chair Emeritus and stockholder owning more than five percent of the Company’s stock, is the owner of Auburn. Accounts receivable includes amounts due from Auburn of $0.3 million at March 31, 2023 and June 30, 2022.

Note 19. Assets Held for Sale

State Road Facility

In September 2022, the Company signed a listing and sale agreement to engage a broker to sell its State Road facility and certain equipment at the facility. The Company adjusted the assets to fair value less costs to sell, which resulted in a $4.7 million impairment charge. As of March 31, 2023, the assets identified for sale at the State Road facility, totaling $1.3 million, were recorded in the assets held for sale caption in the Consolidated Balance Sheets.

Torresdale Facility

During the second quarter of Fiscal 2023, the Company made the decision to exit its Torresdale facility in connection with the 2022 Restructuring Plan. The Company adjusted the assets to fair value, which resulted in a $6.0 million impairment charge. In March 2023, the Company signed an exclusive sale agreement to engage a broker to sell the facility and expects the sale to be completed in calendar year 2023. As of March 31, 2023, the assets identified for sale at the Torresdale facility, totaling $1.9 million, were recorded in the assets held for sale caption in the Consolidated Balance Sheets.

Seymour, Indiana Facility

In conjunction with the Restructuring Support Agreement, the Company, with the knowledge of its lenders, has begun to explore the sale of its Seymour, Indiana facility. The Company currently seeks to sell the facility and its contract manufacturing business to a pharmaceutical manufacturer that could benefit from the site’s exceptional history of FDA compliance, and with whom we would partner with to continue manufacturing our products at the site. The Company’s existing ANDAs and NDAs are not part of any potential sale. However, the KUPI other intangible assets, which consists of the Company’s contract manufacturing business associated with the Seymour, Indiana facility, is expected to be included in any potential sale of the facility. The Company determined that the above requires reclassification of the assets at the Seymour, Indiana facility to assets held for sale on our Consolidated Balance Sheets as of March 31, 2023. The Company evaluated the assets for impairment as the reclassification is considered a triggering event. As a result, the Company recorded an impairment charge of $72.5 million to adjust the assets to their expected fair value. As of March 31, 2023, the property, plant and equipment at the Seymour, Indiana facility and contract manufacturing intangible assets, totaling $35.0 million, were recorded in the assets held for sale caption in the Consolidated Balance Sheets. For further discussion of the Chapter 11 Cases and Restructuring Support Agreement, see Note 20 “Subsequent Events.”

Note 20. Subsequent Events

Missed Interest Payments

Convertible Notes Interest Payment. On April 4, 2023, the Company elected to defer an interest payment on the Company’s Convertible Notes. Failure to make this interest payment within the 30-day grace period constituted an event of default under the Convertible Notes Indenture. Upon an event of default, the trustee or the holders of at least 25% in aggregate principal amount of the outstanding Convertible Notes may declare 100% of the principal of, and accrued and unpaid interest on, all the Convertible Notes to be due and payable immediately. Acceleration of the Convertible Notes would constitute an event of default under the Secured Notes Indenture and the trustee or the holders of not less than 30.0% in aggregate principal amount of the outstanding Secured Notes may declare the principal of the Secured Notes and accrued but unpaid interest thereon to be due and payable immediately and then may exercise rights and remedies under the agreements governing the Secured Notes. Failure to pay the interest on the Convertible Notes by the end of the grace period or acceleration of the Convertible Notes constitutes an event of default under the Second Lien Credit Agreement and the administrative agent, itself or at the request of requisite lenders, may declare the Second Lien Credit Facility and interest thereon due and payable and exercise all rights and remedies under the Second Lien Credit Agreement and related agreements. Failure to pay the interest on the Convertible Notes by the end of the grace period or acceleration of the Convertible Notes also constitutes an event of default under the Amended ABL Credit Agreement and the administrative agent, itself or at the request of requisite lenders, may declare the revolving loans and interest thereon due and payable, terminate commitments and exercise all rights and remedies under the Amended ABL Credit Agreement and related agreements.

Secured Notes Interest Payment. On April 17, 2023, the Company elected to defer an interest payment in respect of its Secured Notes and enter a 30-day grace period. If the Company does not make this interest payment within the 30-day grace period, it will constitute an event of default under Secured Notes Indenture. Upon an event of default, the trustee or the holders of not less than 30% in aggregate principal amount of the outstanding Secured Notes may declare 100% of the principal of, and accrued and unpaid interest on, the Secured Notes to be due and payable immediately. If the Company fails to pay interest on the Secured Notes by the end of the grace period or if the Secured Notes are accelerated, it will also constitute an event of default under the Convertible Notes Indenture, and the trustee or the holders of at least 25% in aggregate principal amount of the outstanding Convertible Notes may declare 100% of the principal of, and accrued and unpaid interest on, all the Convertible Notes to be due and payable immediately. If the Company fails to pay the interest on the Secured Notes by the end of the grace period or if the Secured Notes are accelerated, it will also constitute an event of default under the Second Lien Credit Facility, and the administrative agent, itself or at the request of requisite lenders, may declare the Second Lien Credit Facility and interest thereon due and payable and exercise all rights and remedies under the Second Lien Credit Facility and related agreements. If the Company fails to pay the interest on the Secured Notes by the end of the grace period or if the trustee or holders of the Secured Notes are entitled to accelerate the Secured Notes, it will also constitute an event of default under the Company’s Amended ABL Credit Facility, and the administrative agent, itself or at the request of requisite lenders, may declare the revolving loans and interest thereon due and payable, terminate commitments and exercise all rights and remedies under the Amended ABL Credit Facility and related agreements.

Second Lien Credit Facility Interest Payment. The Company also elected to defer the interest payment due on April 24, 2023 in respect of its Second Lien Credit Agreement. The Company did not make the interest payment within the ten-business day grace period (such grace period having been extended pursuant to the Restructuring Support Agreement), which constituted an event of default under the Second Lien Credit Facility. Upon an event of default, the administrative agent, itself or at the request of requisite lenders, may declare the Second Lien Credit Facility and interest thereon due and payable and exercise all rights and remedies under the Second Lien Credit Facility and related agreements. Failure to pay the interest on the Second Lien Credit Facility by the end of the grace period also constitutes an event of default under the Secured Notes Indenture, and consequently, the trustee or the holders of not less than 30% in aggregate principal amount of the outstanding Secured Notes could declare 100% of the principal of, and accrued and unpaid interest on, the Notes to be due and payable immediately. Failure to pay the interest on the Second Lien Credit Facility by the end of the grace period also constitutes an event of default under the Convertible Notes Indenture, and consequently, the trustee or the holders of at least 25% in aggregate principal amount of the outstanding Convertible Notes may declare 100% of the principal of, and accrued and unpaid interest on, all the Convertible Notes to be due and payable immediately. The Company’s failure to pay the interest on the Second Lien Credit Facility by the end of the grace period also constituted an event of default under the Amended ABL Credit Facility, and the administrative agent, itself or at the request of requisite lenders, may declare the revolving loans and interest thereon due and payable, terminate commitments and exercise all rights and remedies under the asset-based revolving credit agreement and related agreements.

For more information related to the effect of the automatic stay on actions to collect indebtedness incurred prior to the Petition Date or to exercise control over the Company Parties’ property, see the “Effect of the Automatic Stay” section below.

Delisting

On April 19, 2023, the Company received a written notice from the NYSE notifying the Company that the NYSE had commenced proceedings to delist the Company’s common stock. The NYSE reached this determination pursuant to Section 802.01(B) of the NYSE’s Listed Company Manual because the Company had fallen below the NYSE’s continued listing standard requiring listed companies to maintain an average global market capitalization of at least $15 million over a consecutive 30 trading-day period. The NYSE suspended trading in the Company’s common stock immediately after market close on April 19, 2023, and on April 20, 2023, the Company’s common stock began trading in the over-the-counter markets under the symbol “LCIN.” After filing the Chapter 11 Cases, on May 3, 2023, our common stock began trading in the over-the-counter markets under the symbol “LCINQ.” On May 4, 2023, the NYSE filed a Form 25 with the SEC to delist our common stock from trading on the NYSE and to remove it from registration under Section 12(b) of the Exchange Act. The Delisting became effective 10 days after the filing of the Form 25. In accordance with Rule 12d2-2 of the Exchange Act, the de-registration of our common stock under Section 12(b) of the Exchange Act will become effective 90 days, or such shorter period as the SEC may determine, after the date of the Form 25 filing.

Pursuant to the Convertible Notes Indenture, the Delisting of the Company’s common stock constituted a Fundamental Change (as defined therein). Upon the occurrence of a Fundamental Change, the Company must provide all holders of Convertible Notes and the trustee a Fundamental Change Company Notice of the occurrence of the Fundamental Change and of the holder’s option to require the Company to repurchase for cash all of such holder’s notes at 100% of the principal amount, plus accrued and unpaid interest. Failure by the Company to issue a Fundamental Change Company Notice within 20 days following the Fundamental Change constitutes an event of default and, if the trustee or holders of at least 25% in aggregate principal amount of the Convertible Notes declared 100% of the principal of, and accrued and unpaid interest on, all the Notes to be due and payable immediately, the Convertible Notes would become immediately due and payable.

If holders were to exercise their option to accelerate the maturity of either of the Notes, it would also constitute an event of default under the other series of Notes, as well as the Second Lien Credit Facility and the Amended ABL Credit Agreement. For additional information related to the effect of the automatic stay on actions to collect indebtedness incurred prior to the Petition Date or to exercise control over the Company Parties’ property, see the “Effect of the Automatic Stay” section below.

Restructuring Support Agreement

On April 30, 2023, the Company Parties and the Consenting Stakeholders entered into the Restructuring Support Agreement to facilitate the Restructuring of the existing debt of, existing equity interests in and certain other obligations of the Company Parties. In connection therewith, on the Petition Date, the Company Parties commenced the Chapter 11 Cases in the Bankruptcy Court.

In accordance with the Restructuring Support Agreement, the Consenting Stakeholders agreed, among other things, to:

●	support the transactions described in the Restructuring Support Agreement (the “Restructuring Transactions”) and vote and exercise any powers or rights available to it in each case in favor of any matter requiring approval to the extent necessary to implement the Restructuring Transactions;
●	not object to, delay, impede or take any other action, directly or indirectly, that is reasonably likely to interfere with, delay, or impede the acceptance, implementation, or consummation of the Restructuring Transactions;
●	use commercially reasonable efforts to cooperate with and assist the Company Parties in obtaining additional support for the Restructuring Transactions from the Company Parties’ other stakeholders;

●	subject to the consent rights provided in the Restructuring Support Agreement, negotiate in good faith and use commercially reasonable efforts to execute, deliver, and implement any other necessary agreements that are consistent with the Restructuring Support Agreement to which it is to be a party in a timely manner to effectuate and consummate the Restructuring Transactions as contemplated by the Restructuring Support Agreement; and
●	with respect to the Consenting Second Lien Term Lenders (as defined in the Restructuring Support Agreement) and the interest payment due on April 24, 2023 pursuant to the Second Lien Credit Agreement, extend the five-business day grace period provided in Section 8.1(c) of the Second Lien Credit Agreement to ten-business days.

In accordance with the Restructuring Supporting Agreement, the Company Parties agreed, among other things, to:

●	support and take all steps reasonably necessary and desirable to consummate the Restructuring Transactions in accordance with the Restructuring Support Agreement;
●	to the extent any legal or structural impediment arises that would prevent, hinder, or delay the consummation of the Restructuring Transactions contemplated by the Restructuring Support Agreement, take all steps reasonably necessary and desirable to address any such impediment;
●	use commercially reasonable efforts to obtain any and all required regulatory and/or third-party approvals for the Restructuring Transactions;
●	negotiate in good faith and use commercially reasonable efforts to execute and deliver any required agreements to effectuate and consummate the Restructuring Transactions as contemplated by the Restructuring Support Agreement;
●	continue ordinary course practices to maintain good standing under the jurisdiction in which each Company Party and each of its subsidiaries is incorporated or organized and continue to operate the business in the ordinary course of business customary in the normal course of ordinary operations consistent with past practice taking into account the Chapter 11 Cases and Restructuring Transactions; and
●	negotiate in good faith and use commercially reasonable efforts to execute and deliver any appropriate additional or alternative provisions or agreements to address any legal, financial, strategic or structural impediment that may arise that would prevent, hinder, impede, delay, or be reasonably necessary to effectuate the consummation of the Restructuring Transactions.

The Restructuring Support Agreement may be terminated upon the occurrence of certain events, including the failure to meet specified milestones related to consummation of the Prepackaged Plan. In addition, the Restructuring Support Agreement shall automatically terminate on the Effective Date of the Prepackaged Plan once all conditions precedent to the Prepackaged Plan have been satisfied.

Chapter 11 Cases, Prepackaged Plan and Disclosure Statement

As an initial step towards implementation of the Prepackaged Plan, on the Petition Date, the Company Parties filed the Chapter 11 Cases in the Bankruptcy Court. The Chapter 11 Cases are being jointly administered under the caption In re Lannett Company, Inc., et al., Case No. 23-10559 (JKS).

To ensure the Company Parties’ ability to continue operating in the ordinary course of business and minimize the effect of the Restructuring on the Company Parties’ customers and employees, the Company Parties filed motions with the Bankruptcy Court seeking a variety of “first-day” relief, including authority to pay employee wages and benefits and pay vendors and suppliers for all goods and services, each of which was approved on an interim basis by the Bankruptcy Court.

On May 2, 2023, the Company Parties filed the Prepackaged Plan and related Disclosure Statement. On May 3, 2023, the Company Parties also filed a proposed order approving various plan solicitation materials, including the solicitation and voting procedures, and scheduling a combined hearing for approval of the Disclosure Statement and confirmation of the Prepackaged Plan for June 8, 2023. The Court entered the scheduling order on May 4, 2023.

The Prepackaged Plan, as proposed, provides that:

●	trade claims will be paid in the ordinary course of business during and after the Chapter 11 Cases;
●	on the effective date of the Restructuring Transactions, Reorganized LCI will issue a single class of common equity interests to the Consenting Stakeholders pursuant to the Prepackaged Plan;
●	on the effective date of the Restructuring Transactions, the Company Parties will enter into a new revolving credit facility on terms to be agreed upon;
●	on the effective date of the Restructuring Transactions, Reorganized LCI will enter into a “takeback” exit financing facility in the principal amount of $60 million and such other terms as set forth in the Restructuring Support Agreement (the “Takeback Exit Facility”);
●	on the effective date of the Restructuring Transactions, Reorganized LCI will distribute new warrants issued pursuant to a new warrant agreement to holders of Second Lien Term Loan Claims (as defined in the Restructuring Support Agreement);
●	following the effective date of the Restructuring Transactions, Reorganized LCI will establish a customary management equity incentive plan;
●	on the effective date of the Restructuring Transactions, there will be no recovery for holders of the Company’s Convertible Notes or existing equity interests; and
●	the effective date of the Restructuring Transactions will be reached within 45 days of filing the Chapter 11 Cases.

The Prepackaged Plan provides that the executory contracts and unexpired leases that are not assumed or rejected as of the Effective Date (either pursuant to the Prepackaged Plan or a separate motion) will be deemed assumed pursuant to Section 365 of the Bankruptcy Code.

Effect of the Automatic Stay

Pursuant to Section 362 of the Bankruptcy Code, the filing of the Chapter 11 Cases automatically stayed most actions against or on behalf of the Company Parties, including actions to collect indebtedness incurred prior to the Petition Date or to exercise control over the Company Parties’ property. Subject to certain exceptions under the Bankruptcy Code, the filing of the Company Parties’ Chapter 11 Cases also automatically stayed the continuation of most legal proceedings or the filing of other actions against or on behalf of the Company Parties or their property to recover on, collect or secure a claim arising prior to the Petition Date or to exercise control over property of the Company Parties’ bankruptcy estates, unless and until the Bankruptcy Court modifies or lifts the automatic stay as to any such claim. Notwithstanding the general application of the automatic stay described above, governmental authorities may determine to continue actions brought under their police and regulatory powers.

Payoff Letter

To facilitate the Restructuring, on May 1, 2023, Amended ABL Credit Agreement was terminated (other than with respect to provisions of the Amended ABL Credit Agreement regarding Letters of Credit that remain outstanding and customary obligations that expressly survived by their terms) upon receipt by the administrative agent of a $1.95 million payment from LCI, comprising (i) a payoff amount representing principal, interest and expenses and fees of the administrative agent and the lenders and (ii) cash to collateralize the outstanding Letters of Credit to be held by the administrative agent for the benefit of the lenders with Revolving Commitments (as defined in the Amended ABL Credit Agreement). The payment made by LCI in connection with the termination of the Amended ABL Credit Agreement was pursuant to a payoff letter with the administrative agent.

CEO STI Letter Agreement

On April 30, 2023, the Company and Timothy C. Crew, the Company’s chief executive officer, entered into a letter agreement (the “CEO STI Letter Agreement”), modifying Mr. Crew’s individual payment terms under the Company’s 2023 Short-Term Incentive Plan (the “STIP”). Under the CEO STI Letter Agreement, the Company and Mr. Crew agreed to amend the STIP with respect to the provisions governing the remaining incentive amount, if any, earned by, and payable to, Mr. Crew under the terms of the STIP (determined after giving effect to the terms of the STIP in effect as of the date of the CEO STI Letter Agreement regarding continued service requirements and approval of the board of directors or compensation committee of the board of directors) for excess EBITDA and cash performance objectives in the Company’s full fiscal year ending June 30, 2023 (the “Payment”). Pursuant to the CEO STI Letter Agreement:

●	50% of any Payment will be settled by the Company’s issuance to Mr. Crew on the Payment Date (as defined below) of a number of fully vested shares of New Common Stock (as defined in the Restructuring Support Agreement) equal to 0.5% of the total number of shares of New Common Stock outstanding as of the Payment Date (on a fully diluted and fully distributed basis and treating the Management Incentive Plan (as defined in the Restructuring Support Agreement) as fully allocated) (such payment, the “Stock Payment”). The Payment Date is the date that payments under the STIP for the Company’s final full fiscal year 2023 are made to other participants generally.

●	The balance of any Payment (the “Cash Payment”) will be paid in cash as follows: (i) the Company will pay Mr. Crew on the Payment Date (the “First Installment”) an amount in cash equal to the greater of 25% of the aggregate Cash Payment and an amount sufficient to pay all federal, state and local employment and income taxes on the First Installment and the Stock Payment and (ii) one-third of the remaining amount of the Cash Payment will be paid on each of November 1, 2023, February 1, 2024, and March 14, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement About Forward-Looking Statements

This Report on Form 10-Q and certain information incorporated herein by reference contains forward-looking statements which are not historical facts made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not promises or guarantees and investors are cautioned that all forward-looking statements involve risks and uncertainties, including but not limited to: the impact of competitive products and pricing; product demand and market acceptance; new product development; acquisition-related challenges; the regulatory environment; interest rate fluctuations; reliance on key strategic alliances; availability of raw materials; fluctuations in operating results; the impact of the delisting from the New York Stock Exchange (the “NYSE”), including under our debt documents; the impact of failure to pay interest when due on our debt; our ability to successfully consummate a financial restructuring of our existing debt, existing equity interests, and certain other obligations (the “Restructuring”), and emerge from cases (the “Chapter 11 Cases”) commenced under chapter 11 of title 11 the United States Code (the “Bankruptcy Code”); our ability to improve long-term capital structure and to address our debt service obligations through the Restructuring; the potential adverse effects of the Chapter 11 Cases on our liquidity and results of operations; our ability to maintain relationships with suppliers, customers, employees and other third parties as a result of the Restructuring and the Chapter 11 Cases; the effects of the Restructuring and the Chapter 11 Cases on the Company and the interests of various constituents; our ability to obtain confirmation of the Plan under the Chapter 11 Cases and successfully consummate the Restructuring; and other risks detailed from time to time in our filings with the Securities and Exchange Commission (“SEC”). These statements are based on management’s current expectations and are naturally subject to uncertainty and changes in circumstances. We caution you not to place undue reliance upon any such forward-looking statements which speak only as of the date made. Lannett is under no obligation to, and expressly disclaims any such obligation to, update or alter its forward-looking statements, whether as a result of new information, future events or otherwise and other events or factors, many of which are beyond our control, including those resulting from such events, or the prospect of such events, such as public health issues including health epidemics or pandemics, such as the outbreak of the novel coronavirus (“COVID-19”), whether occurring in the United States or elsewhere, which could disrupt our operations, disrupt the operations of our suppliers and business development and other strategic partners, disrupt the global financial markets or result in political or economic instability.

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

Company Overview

Lannett Company, Inc., a Delaware corporation, (“LCI,” and as it may be reorganized pursuant to the Prepackaged Plan, “Reorganized LCI”) and its subsidiaries (collectively, the “Company,” “Lannett, ” “we” or “us” and as it may be reorganized pursuant to the Prepackaged Plan, the “Reorganized Company” ) primarily develop, manufacture, package, market and distribute solid oral and extended release (tablets and capsules), topical, nasal and oral solution finished dosage forms of drugs that address a wide range of therapeutic areas. Certain of these products are manufactured by others and distributed by the Company. Additionally, the Company is pursuing partnerships, research contracts and internal expansion for the development and production of other dosage forms including: ophthalmic, nasal, patch, foam, buccal, sublingual, suspensions, soft gel, injectable and oral dosages.

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

Recent Developments

Missed Interest Payments

Convertible Notes Interest Payment

On April 4, 2023, the Company elected to defer an interest payment on the Company’s 4.50% Convertible Senior Notes (the “Convertible Notes”).

Failure to make this interest payment within the 30-day grace period constituted an event of default under the Indenture, dated as of September 27, 2019 (the “Convertible Notes Indenture”), between the Company and Wilmington Trust, National Association, as trustee. Upon an event of default, the trustee or the holders of at least 25% in aggregate principal amount of the outstanding Convertible Notes may declare 100% of the principal of, and accrued and unpaid interest on, all the Convertible Notes to be due and payable immediately. Acceleration of the Convertible Notes would constitute an event of default under the Secured Notes Indenture (as defined below) and the trustee or the holders of not less than 30% in aggregate principal amount of the outstanding Secured Notes (as defined below) may declare the principal of the Secured Notes and accrued but unpaid interest thereon to be due and payable immediately and then may exercise rights and remedies under the agreements governing the Secured Notes. Failure to pay the interest on the Convertible Notes by the end of the grace period or acceleration of the Convertible Notes constitutes an event of default under the Second Lien Credit Agreement (as defined below) and the administrative agent, itself or at the request of requisite lenders, may declare the Second Lien Credit Facility and interest thereon due and payable and exercise all rights and remedies under the Second Lien Credit Agreement and related agreements. Failure to pay the interest on the Convertible Notes by the end of the grace period or acceleration of the Convertible Notes constitutes an event of default under the Company’s Credit and Guaranty Agreement, dated as of December 7, 2020 (as amended, the “Amended ABL Credit Agreement”), among the Company, certain of its wholly-owned domestic subsidiaries party thereto, as borrowers or as guarantors, Wells Fargo Bank, National Association, as administrative agent and as collateral agent and the other lenders party thereto, and the administrative agent, itself or at the request of requisite lenders, may declare the revolving loans and interest thereon due and payable, terminate commitments and exercise all rights and remedies under the Amended ABL Credit Agreement and related agreements.

Secured Notes Interest Payment

On April 17, 2023, the Company elected to defer an interest payment due on such date in respect of its 7.750% Senior Secured Notes due 2026 (the “Secured Notes” and, together with the Convertible Notes, the “Notes”) and enter a 30-day grace period.

If the Company does not make this interest payment within the 30-day grace period, it will constitute an event of default under the indenture, dated April 22, 2021, as supplemented by the first supplemental indenture, dated April 22, 2021 (the “Secured Notes Indenture”), among, the Company, the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee and note collateral agent. Upon an event of default, the trustee or the holders of not less than 30% in aggregate principal amount of the outstanding Secured Notes may declare 100% of the principal of, and accrued and unpaid interest on, the Secured Notes to be due and payable immediately. If the Company fails to pay interest on the Secured Notes by the end of the grace period or if the Secured Notes are accelerated, it will also constitute an event of default under the Convertible Notes Indenture, and the trustee or the holders of at least 25% in aggregate principal amount of the outstanding Convertible Notes may declare 100% of the principal of, and accrued and unpaid interest on, all the Convertible Notes to be due and payable immediately. If the Company fails to pay the interest on the Secured Notes by the end of the grace period or if the Secured Notes are accelerated, it will also constitute an event of default under the Second Lien Credit Facility, and the administrative agent, itself or at the request of requisite lenders, may declare the Second Lien Credit Facility and interest thereon due and payable and exercise all rights and remedies under the Second Lien Credit Facility and related agreements. If the Company fails to pay the interest on the Secured Notes by the end of the grace period or if the trustee or holders of the Secured Notes are entitled to accelerate the Secured Notes, it will also constitute an event of default under the Company’s revolving credit facility (the “Amended ABL Credit Facility”), and the administrative agent, itself or at the request of requisite lenders, may declare the revolving loans and interest thereon due and payable, terminate commitments and exercise all rights and remedies under the Amended ABL Credit Facility and related agreements.

Second Lien Credit Facility Interest Payment

The Company also elected to defer the interest payment due on April 24, 2023 (together with the missed interest payments on the Notes, the “Missed Interest Payments”) in respect of its second lien credit and guaranty agreement, dated April 22, 2021 (the “Second Lien Credit Agreement”), by and among the Company, the other credit parties party thereto, the lenders party thereto and Alter Domus (US) LLC, as administrative agent and collateral agent, pursuant to which lenders party thereto made available to the Company a second lien term loan credit facility (the “Second Lien Credit Facility”).

The Company did not make the interest payment within the ten-business day grace period (such grace period having been extended pursuant to the Restructuring Support Agreement, as defined below), which constituted an event of default under the Second Lien Credit Facility. Upon an event of default, the administrative agent, itself or at the request of requisite lenders, may declare the Second Lien Credit Facility and interest thereon due and payable and exercise all rights and remedies under the Second Lien Credit Facility and related agreements. Failure to pay the interest on the Second Lien Credit Facility by the end of the grace period also constitutes an event of default under the Secured Notes Indenture, and consequently, the trustee or the holders of not less than 30% in aggregate principal amount of the outstanding Secured Notes could declare 100% of the principal of, and accrued and unpaid interest on, the Secured Notes to be due and payable immediately. Failure to pay the interest on the Second Lien Credit Facility by the end of the grace period also constitutes an event of default under the Convertible Notes Indenture. and consequently, the trustee or the holders of at least 25% in aggregate principal amount of the outstanding Convertible Notes may declare 100% of the principal of, and accrued and unpaid interest on, all the Convertible Notes to be due and payable immediately. The Company’s failure to pay the interest on the Second Lien Credit Facility by the end of the grace period also constituted an event of default under the Amended ABL Credit Facility, and the administrative agent, itself or at the request of requisite lenders, may declare the revolving loans and interest thereon due and payable, terminate commitments and exercise all rights and remedies under the asset-based revolving credit agreement and related agreements.

For additional information related to the effect of the automatic stay on actions to collect indebtedness incurred prior to the Petition Date (as defined below) or to exercise control over the Company Parties’ property, see “Liquidity and Capital Resources – Subsequent Events Related to the Chapter 11 Cases and Other Related Matters – Effects of the Restructuring and the Chapter 11 Cases on Our Liquidity.”

Delisting

On April 19, 2023, the Company received a written notice from the NYSE notifying the Company that the NYSE had commenced proceedings to delist the Company’s common stock. The NYSE reached this determination pursuant to Section 802.01(B) of the NYSE’s Listed Company Manual because the Company had fallen below the NYSE’s continued listing standard requiring listed companies to maintain an average global market capitalization of at least $15 million over a consecutive 30 trading-day period. The NYSE suspended trading in the Company’s common stock immediately after market close on April 19, 2023, and on April 20, 2023, the Company’s common stock began trading in the over-the-counter markets under the symbol “LCIN.” After the filing of the Chapter 11 Cases, on May 3, 2023, out common stock began trading in the over-the-counter markets under the symbol “LCINQ.” On May 4, 2023, the NYSE filed a Form 25 with the Securities and Exchange Commission (the “SEC”) to delist our common stock from trading on the NYSE and to remove it from registration under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The delisting of the Company’s common stock (the “Delisting”) became effective 10 days after the filing of the Form 25. In accordance with Rule 12d2-2 of the Exchange Act, the de-registration of our common stock under Section 12(b) of the Exchange Act will become effective 90 days, or such shorter period as the SEC may determine, after the date of the Form 25 filing.

Pursuant to the Convertible Notes Indenture, the Delisting constituted a Fundamental Change (as defined therein). Upon the occurrence of a Fundamental Change, the Company must provide all holders of Convertible Notes and the trustee a notice (the “Fundamental Change Company Notice”) of the occurrence of the Fundamental Change and of the holder’s option to require the Company to repurchase for cash all of such holder’s notes at 100% of the principal amount, plus accrued and unpaid interest. Failure by the Company to issue a Fundamental Change Company Notice within 20 days following the Fundamental Change constitutes an event of default and, if the trustee or holders of at least 25% in aggregate principal amount of the Convertible Notes declared 100% of the principal of, and accrued and unpaid interest on, all the Notes to be due and payable immediately, the Convertible Notes would become immediately due and payable.

If holders were to exercise their option to accelerate the maturity of either of the Notes, it would also constitute an event of default under the other series of Notes, as well as the Second Lien Credit Facility and the Amended ABL Credit Agreement. For additional information related to the effect of the automatic stay on actions to collect indebtedness incurred prior to the Petition Date (as defined below) or to exercise control over the Company Parties’ property, see “Liquidity and Capital Resources – Subsequent Events Related to the Chapter 11 Cases and Other Related Matters – Effects of the Restructuring and the Chapter 11 Cases on Our Liquidity.”

Restructuring Support Agreement and Chapter 11 Cases

On April 30, 2023, Lannett Company, Inc., Kremers Urban Pharmaceuticals, Inc., Cody Laboratories, Inc. and Silarx Pharmaceuticals, Inc. (collectively, the “Company Parties”) and certain of the Company’s debtholders (the “Consenting Stakeholders”) entered into the restructuring support agreement (the “Restructuring Support Agreement”) to facilitate the Restructuring of the existing debt of, existing equity interests in and certain other obligations of the Company Parties. In connection therewith, on May 2, 2023 (the “Petition Date”), the Company Parties commenced the Chapter 11 Cases in the Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). On May 2, 2023, the Company Parties filed the Joint Prepackaged Chapter 11 Plan of Reorganization of Lannett Company, Inc. and Its Debtor Affiliates (the “Prepackaged Plan”). Each Company Party will continue to operate its business as a “debtor in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. The Chapter 11 Cases are being jointly administered under the caption In re Lannett Company, Inc., et al., Case No. 23-10559 (JKS).

The filing of the Chapter 11 Cases constituted an event of default that accelerated all of our debt obligations under the Convertible Notes Indenture, the Secured Notes Indenture, the Second Lien Credit Agreement and the Amended ABL Credit Agreement. As such, we have reclassified all debt obligations to debt due within a year on our Consolidated Balance Sheet as of March 31, 2023. Our consolidated interim unaudited financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. For additional discussion related to the impact of the Chapter 11 Cases, see “Liquidity and Capital Resources—Subsequent Events Related to the Chapter 11 Cases and Other Related Matters.”

Going Concern

Our interim unaudited consolidated financial statements included herein have been prepared using the going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities in the normal course of business. In accordance with ASC 205, Going Concern, the Company evaluated whether there are any conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year beyond the filing of this Quarterly Report on Form 10-Q. Our ability to continue as a going concern is contingent upon, among other things, our ability to, subject to the Bankruptcy Court’s approval, implement the Prepackaged Plan, successfully emerge from the Chapter 11 Cases and establish a sustainable capital structure through the Restructuring. As a result of risks and uncertainties related to the Missed Interest Payments, the Delisting and the effects of disruption from the Chapter 11 Cases making it more difficult to maintain business, financing and operational relationships, together with the Company’s recurring losses from operations and accumulated deficit, substantial doubt exists regarding our ability to continue as a going concern. For detailed discussion about the Restructuring Support Agreement and the Prepackaged Plan, see “Liquidity and Capital Resources—Subsequent Events Related to the Chapter 11 Cases and Other Related Matters.”

Reverse Stock Split

On January 25, 2023, the stockholders of the Company and the Board of Directors approved a 1-for-4 reverse stock split (the “Reverse Stock Split”), and the Company filed an amendment to our Certificate of Incorporation to effectuate the Reverse Stock Split on February 6, 2023. In conjunction with the Reverse Stock Split, the Company has retroactively restated common stock share amounts and earnings (loss) per share for all periods presented in this Form 10-Q. The Company's authorized shares of common stock, outstanding warrants, equity-based awards and Convertible Notes were also proportionately adjusted. No fractional shares were issued in connection with the Reverse Stock Split. Following the completion of the Reverse Stock Split, Lannett’s transfer agent aggregated all fractional shares that otherwise would have been issued as a result of the Reverse Stock Split and those shares were sold into the market. Stockholders who would have otherwise held a fractional share of Lannett common stock received a cash payment from the proceeds of that sale in lieu of such fractional share. There was no change to the par value of the Company’s common stock.

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

Results of Operations - Three months ended March 31, 2023 compared with the three months ended March 31, 2022

Net sales increased 3% to $80.5 million for the three months ended March 31, 2023. The table below identifies the Company’s net product sales by medical indication for the three months ended March 31, 2023 and 2022.

(In thousands)	March 31,
Medical Indication	2023	2022
Analgesic	$2,741	$3,292
Anti-Psychosis	2,082	3,346
Cardiovascular	13,059	9,468
Central Nervous System	19,311	15,177
Endocrinology	8,066	6,792
Gastrointestinal	9,932	11,709
Infectious Disease	2,826	5,438
Migraine	2,768	3,507
Respiratory/Allergy/Cough/Cold	981	2,309
Other	13,342	14,700
Contract manufacturing revenue	5,399	2,619
Total net sales	$80,507	$78,357

The increase in net sales was driven by an increase in the selling price of products of $1.8 million and an increase in volumes of $0.4 million. The increase in the selling price of products was primarily driven by higher sales prices for certain products in the Endocrinology medical indication and Dexmethylphenidate, which is included within the Central Nervous System medical indication. The increase was partially offset by a decrease in the selling price of Posaconazole, which is included within the Infectious Disease medical indication. The increase in volumes was primarily the result of the launch of the new product Fludarabine, which is included in the Other medical indication, and an increase in volumes in our contract manufacturing business; however, the increase was offset by lower volumes within the Gastrointestinal medical indication as a result of certain product discontinuances in connection with the 2021 Restructuring Plan.

The following chart details price and volume changes by medical indication:

	Sales volume	Sales price
Medical indication	change %	change %
Analgesic	10%	(27)%
Anti-Psychosis	(28)%	(10)%
Cardiovascular	26%	12%
Central Nervous System	20%	7%
Endocrinology	—%	19%
Gastrointestinal	(29)%	14%
Infectious Disease	(5)%	(43)%
Migraine	(19)%	(2)%
Respiratory/Allergy/Cough/Cold	(62)%	4%

The Company sells its products to customers in various distribution channels. The table below presents the Company’s net sales to each distribution channel for the three months ended:

(In thousands)	March 31,	March 31,
Customer Distribution Channel	2023	2022
Wholesaler/Distributor	$63,834	$61,769
Retail Chain	9,845	12,361
Mail-Order Pharmacy	1,429	1,608
Contract manufacturing revenue	5,399	2,619
Total net sales	$80,507	$78,357

The overall increase in sales was primarily driven by higher sales in our contract manufacturing business. In recent years, the Company has seen increased competitive market pressure among the existing competitor base. We will continue to seek opportunities for additional launches to offset these competitive pressures.

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

Cost of Sales, including amortization of intangibles. Cost of sales, including amortization of intangibles, for the third quarter of Fiscal 2023 decreased 13% to $65.3 million from $75.3 million in the same prior-year period. Product royalties expense included in cost of sales totaled $10.5 million for the third quarter of Fiscal Year 2023 and $4.6 million for the third quarter of Fiscal Year 2022. Amortization expense included in cost of sales decreased to $1.0 million in the third quarter of Fiscal 2023 compared to $2.6 million in Fiscal 2022 as a result of intangible asset impairment charges incurred during the prior fiscal year, which resulted in a lower amortizable base for certain assets. In addition, the 2021 Restructuring Plan included the discontinuance of two high volume prescription products and a lower overall headcount, which further reduced cost of sales in the third quarter of Fiscal 2023.

Gross Profit. Gross profit for the third quarter of Fiscal 2023 increased over 100% to $15.2 million or 19% of net sales from $3.1 million or 4% of net sales in the same prior-year period. The increase in gross profit percentage was primarily the result of the discontinuance of two low-margin prescription products as part of the 2021 Restructuring Plan.

Research and Development Expenses. Research and development expenses for the third quarter of Fiscal 2023 increased 22% to $7.1 million from $5.8 million for the third quarter of Fiscal 2022. The increase was primarily due to the timing of spend related to product development projects and distribution agreements.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 16% to $20.4 million for the third quarter of Fiscal 2023 compared with $17.6 million for the third quarter of Fiscal 2022. The increase was primarily due to costs incurred related to strategic review initiatives.

Asset impairment charge. In conjunction with the Restructuring Support Agreement, the Company, with the knowledge of its lenders, has begun to explore the sale of its Seymour, Indiana facility. The Company currently seeks to sell the facility and its contract manufacturing business to a pharmaceutical manufacturer that could benefit from the site’s exceptional history of FDA compliance, and with whom we would partner with to continue manufacturing our products at the site. The Company’s existing ANDAs and NDAs are not part of any potential sale. However, the KUPI other intangible assets, which consists of the Company’s contract manufacturing business associated with the Seymour, Indiana facility, is expected to be included in any potential sale of the facility. The Company determined that the above requires reclassification of the assets at the Seymour, Indiana facility to assets held for sale on our Consolidated Balance Sheets as of March 31, 2023. The Company evaluated the assets for impairment as the reclassification is considered a triggering event. As a result, the Company recorded an impairment charge of $72.5 million to adjust the assets to their expected fair value.

Other Income (Expense), net. Interest expense for the three months ended March 31, 2023 totaled $15.2 million compared to $14.5 million for the three months ended March 31, 2022. The weighted average interest rate for the third quarter of Fiscal 2023 and 2022 was 9.3% and 9.1%, respectively.

Income Tax. The Company recorded income tax expense of $29 thousand in the third quarter of Fiscal 2023 as compared to an income tax benefit of $1.4 million in the third quarter of Fiscal 2022. The effective tax rate for the three months ended March 31, 2023 was (0.1)% compared to 3.8% for the three months ended March 31, 2022.

Net Loss. For the three months ended March 31, 2023, the Company reported net loss of $101.5 million, or $(9.84) per diluted share. Comparatively, net loss in the corresponding prior-year period was $34.9 million, or $(3.45) per diluted share.

Results of Operations - Nine months ended March 31, 2023 compared with the nine months ended March 31, 2022

Net sales decreased 11% to $236.5 million for the nine months ended March 31, 2023. The table below identifies the Company’s net product sales by medical indication for the nine months ended March 31, 2023 and 2022.

(In thousands)	March 31,
Medical Indication	2023	2022
Analgesic	$8,757	$12,525
Anti-Psychosis	7,277	9,156
Cardiovascular	37,030	33,321
Central Nervous System	61,887	60,302
Endocrinology	21,209	22,934
Gastrointestinal	26,590	40,972
Infectious Disease	12,884	24,473
Migraine	9,666	12,638
Respiratory/Allergy/Cough/Cold	3,651	7,291
Other	33,056	35,327
Contract manufacturing revenue	14,473	7,451
Total net sales	$236,480	$266,390

The decrease in net sales was driven by a decrease in the selling price of products of $14.4 million and a decrease in volumes of $15.5 million. The decrease in the selling price of products was primarily driven by lower sales prices of Posaconazole, which is included within the Infectious Disease medical indication and certain products in the Endocrinology and Central Nervous System medical indications. The pressure on sales prices across our portfolio is a reflection of the competitive environment in the generic drug industry. Overall volumes, particularly volumes of Posaconazole, were also negatively impacted by the competitive environment. In addition, volumes, specifically within the Gastrointestinal medical indication, were lower as a result of certain product discontinuances in connection with the 2021 Restructuring Plan. The decrease in overall sales volumes was partially offset by an increase in volumes in our contract manufacturing business.

The following chart details price and volume changes by medical indication:

	Sales volume	Sales price
Medical indication	change %	change %
Analgesic	(16)%	(14)%
Anti-Psychosis	(16)%	(5)%
Cardiovascular	14%	(3)%
Central Nervous System	7%	(4)%
Endocrinology	8%	(16)%
Gastrointestinal	(42)%	7%
Infectious Disease	(16)%	(31)%
Migraine	(15)%	(9)%
Respiratory/Allergy/Cough/Cold	(52)%	2%

The Company sells its products to customers in various distribution channels. The table below presents the Company’s net sales to each distribution channel for the nine months ended:

(In thousands)	March 31,	March 31,
Customer Distribution Channel	2023	2022
Wholesaler/Distributor	$187,276	$212,295
Retail Chain	29,513	40,296
Mail-Order Pharmacy	5,218	6,348
Contract manufacturing revenue	14,473	7,451
Total net sales	$236,480	$266,390

The overall decrease in sales was primarily driven by lower sales of certain key products due to new competitors entering the market and the discontinuance of two low-margin prescription products as part of the 2021 Restructuring Plan. The Company has also seen increased competitive market pressure among the existing competitor base in recent years, which has resulted in an overall decrease in sales to the distribution channels above. We will continue to seek opportunities for additional launches and contract manufacturing business to offset these competitive pressures.

Cost of Sales, including amortization of intangibles. Cost of sales, including amortization of intangibles, for the first nine months of Fiscal 2023 decreased 19% to $194.4 million from $241.1 million in the same prior-year period. Product royalties expense included in cost of sales totaled $28.8 million for the first three months of Fiscal Year 2023 and $27.2 million for the first three months of Fiscal Year 2022. Amortization expense included in cost of sales decreased to $3.6 million for the first nine months of Fiscal 2023 compared to $10.4 million for the first nine months Fiscal 2022 as a result of intangible asset impairment charges incurred during the prior fiscal year, which resulted in a lower amortizable base for certain assets. The Company has experienced increased competitive market pressure in recent years, which has resulted in overall decrease in sales volumes and, therefore, lower cost of sales in the current period. In addition, the 2021 Restructuring Plan included the discontinuance of two high volume prescription products and a lower overall headcount, which further reduced cost of sales in the second quarter of Fiscal 2023.

Gross Profit. Gross profit for the first nine months of Fiscal 2023 increased 66% to $42.1 million or 18% of net sales. In comparison, gross profit for the first nine months of Fiscal 2022 was $25.3 million or 10% of net sales.

Research and Development Expenses. Research and development expenses for the first nine months of Fiscal 2023 increased 18% to $19.2 million from $16.3 million in Fiscal 2022. The increase was primarily due to the timing of spend related to product development projects and distribution agreements.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $55.5 million for the first nine months of Fiscal 2023 compared with $55.3 million in Fiscal 2022.

Asset impairment charges. In conjunction with the Restructuring Support Agreement, the Company, with the knowledge of its lenders, has begun to explore the sale of its Seymour, Indiana facility. The Company currently seeks to sell the facility and its contract manufacturing business to a pharmaceutical manufacturer that could benefit from the site’s exceptional history of FDA compliance, and with whom we would partner with to continue manufacturing our products at the site. The Company’s existing ANDAs and NDAs are not part of any potential sale. However, the KUPI other intangible assets, which consists of the Company’s contract manufacturing business associated with the Seymour, Indiana facility, is expected to be included in any potential sale of the facility. The Company determined that the above requires reclassification of the assets at the Seymour, Indiana facility to assets held for sale on our Consolidated Balance Sheets as of March 31, 2023. The Company evaluated the assets for impairment as the reclassification is considered a triggering event. As a result, the Company recorded an impairment charge of $72.5 million to adjust the assets to their expected fair value.

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

Other Income (Expense), net. Interest expense for the nine months ended March 31, 2023 totaled $45.4 million compared to $43.2 million for the nine months ended March 31, 2022. The weighted average interest rate for the first nine months of Fiscal 2023 and 2022 was 9.2% and 8.9%, respectively.

In Fiscal 2017, the Company signed an agreement with a third-party company operating in the online pharmaceutical business, under which the Company agreed to provide up to $15.0 million in revolving loans for the purpose of expansion and other business needs. Any outstanding balance under the loan would bear interest at 2.0% and be due seven years from the date of the agreement. As of December 31, 2022, after a review of the third-party’s current financial condition as well as their projected liquidity levels, the Company determined that it is more likely than not that the third party will be unable to repay the outstanding loan. Therefore, the Company recorded a full write-off of the loan receivable of $6.8 million during the second quarter of Fiscal 2023.

Income Tax. The Company recorded income tax expense of $95 thousand in the first nine months of Fiscal 2023 as compared to an income tax benefit of $2.8 million in the first nine months of Fiscal 2022. The effective tax rate for the nine months ended March 31, 2023 was (0.1)% compared to 2.0% for the nine months ended March 31, 2022.

Net Loss. For the nine months ended March 31, 2023, the Company reported net loss of $165.8 million, or $(16.13) per diluted share. Comparatively, net loss in the corresponding prior-year period was $138.3 million, or $(13.74) per diluted share.

Liquidity and Capital Resources

Cash Flow

The Company has historically financed its operations with cash flow generated from operations. However, more recently, the Company has experienced and continues to expect cash flow pressures related to the competitive environment within the industry. Management has maintained discipline spending and has implemented various working capital improvements and cost-cutting initiatives, namely the 2022 Restructuring Plan and the Prepackaged Plan, to offset some of these pressures. At March 31, 2023, (negative) working capital was $(471.4) million as compared to $185.2 million at June 30, 2022, a decrease of $656.6 million primarily due to the acceleration of our debt obligations. For more information on the terms of the Restructuring Support Agreement, the Chapter 11 Cases and the effects of both on the Company’s liquidity, refer to the “Subsequent Events Related to the Chapter 11 Cases and Other Related Matters” section below.

Net cash used in operating activities of $38.4 million for the nine months ended March 31, 2023 reflected net loss of $165.8 million, adjustments for non-cash items of $128.8 million, as well as cash used by changes in operating assets and liabilities of $1.4 million. In comparison, net cash provided by operating activities of $11.9 million for the nine months ended March 31, 2022 reflected net loss of $138.3 million, adjustments for non-cash items of $114.5 million, as well as cash provided by changes in operating assets and liabilities of $35.7 million.

Significant changes in operating assets and liabilities from June 30, 2022 to March 31, 2023 were comprised of:

●	A decrease in income taxes receivable totaling $18.9 million primarily due to income tax refunds received during the second quarter of Fiscal 2023.

●	An increase in accounts receivable of $11.9 million mainly due to the timing of customer receipts. The Company’s days sales outstanding (“DSO”) at March 31, 2023, based on gross sales for the nine months ended March 31, 2023 and gross accounts receivable at March 31, 2023, was 82 days. The level of DSO at March 31, 2023 was comparable to the Company’s expectation that DSO will be in the 70 to 85-day range based on customer payment terms.
●	An increase in accrued expense of $11.1 million primarily attributable to the interest related to the 7.750% Senior Secured Notes.
●	A decrease in accounts payable of $8.7 million mainly due to the timing of vendor invoices and payments.
●	A decrease in rebates payable of $8.1 million primarily as a result of timing of commercial and government rebate payments
●	An increase in other assets of $6.2 million primarily due to the retention bonuses for Named Executive Officers (“NEOs”) and certain other employees paid in September and October 2022, which will be recognized on the Consolidated Statement of Operations over a three-year clawback period.

Significant changes in operating assets and liabilities from June 30, 2021 to March 31, 2022 were comprised of:

●	A decrease in accounts receivable of $34.9 million mainly due to lower gross sales in the three months ended March 31, 2022 compared to the three months ended June 30, 2021. The Company’s days sales outstanding (“DSO”) at March 31, 2022, based on gross sales for the nine months ended March 31, 2022 and gross accounts receivable at March 31, 2022, was 75 days. The level of DSO at March 31, 2022 was comparable to the Company’s expectation that DSO will be in the 70 to 85-day range based on customer payment terms.
●	A decrease in royalties payable of $7.6 million mainly due lower sales of distributed products, particularly Posaconazole and Levothyroxine Tablets and Capsules.

Net cash used in investing activities of $2.9 million for the nine months ended March 31, 2023 was mainly the result of purchases of property, plant and equipment of $6.6 million and purchases of intangible assets of $1.0 million partially offset by proceeds from the sale of assets of $4.7 million. Net cash provided by investing activities of $1.5 million for the nine months ended March 31, 2022 was mainly the result of proceeds from the sale of the Silarx facility in Carmel, NY and the Cody API real estate of $12.2 million partially offset by purchases of property, plant and equipment of $9.3 million and purchases of intangible assets of $1.5 million.

Net cash used in financing activities was not material for the nine months ended March 31, 2023. Net cash used in financing activities of $0.5 million for the nine months ended March 31, 2022 was due to purchases of treasury stock totaling $0.8 million, partially offset by proceeds from issuance of stock pursuant to stock compensation plans of $0.3 million.

Credit Facility and Other Indebtedness

The Company has previously entered into and may enter future agreements with various government agencies and financial institutions to provide additional cash to help finance the Company’s acquisitions, various capital investments and potential strategic opportunities. These borrowing arrangements as of March 31, 2023 are as follows:

7.750% Senior Secured Notes due 2026

On April 22, 2021, the Company issued $350.0 million aggregate principal amount of the Secured Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”) and outside the United States to persons other than U.S. persons in reliance upon Regulation S under the Securities Act. The Secured Notes bear interest semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2021, at a rate of 7.750% per annum in cash. The Secured Notes will mature on April 15, 2026, unless earlier redeemed or repurchased in accordance with their terms.

Second Lien Secured Loan Facility

On April 5, 2021, the Company entered into an Exchange Agreement with certain participating lenders to exchange a portion of their existing Term B Loans for Second Lien Loans pursuant to a new $190.0 million Second Lien Credit Facility. On April 22, 2021, in connection with the issuance of the Secured Notes and the entrance into the Amended ABL Credit Facility, which is discussed further below, the exchange between the Company and the participating lenders was consummated. From the Closing Date until the one-year anniversary of the Closing Date, the Second Lien Loans bear 10.0% PIK interest. Thereafter, the Second Lien notes will bear 5.0% cash interest and 5.0% PIK interest until maturity, except to the extent the Company elects to pay all or portion of the PIK interest in cash. To date, the Company has not paid any PIK interest in cash. The Second Lien Loans will mature on July 21, 2026. In connection with the Second Lien Credit Facility, the Company issued to the Participating Lenders warrants to purchase up to 2,070,000 shares of common stock of the Company (“Warrants”) at an exercise price of $27.52 per share. The Warrants were issued on April 22, 2021 with an eight-year term. The Participating Lenders received registration rights with respect to the shares of common stock of the Company to be received upon exercise of the Warrants. The holders of the Warrants are entitled to receive dividends or distributions of any kind made to the common stockholders to the same extent as if the holder had exercised the Warrant into common stock. The Warrants are considered participating securities under ASC 260, Earnings per share.

In connection with the Second Lien Credit Facility, the Company is required to maintain at least $5.0 million in a deposit account at all times subject to control by the Second Lien Collateral Agent, and a minimum cash balance of $15.0 million as of the last day of each month. At March 31, 2023, the Company classified the $5.0 million required deposit account balance as restricted cash, which is included in other assets caption in the Consolidated Balance Sheet.

Amended ABL Credit Facility

On December 7, 2020, the Company entered into a credit and guaranty agreement, which provided for an asset-based revolving credit facility (the “ABL Credit Facility”) of up to $30.0 million, subject to borrowing base availability, and included letter of credit and swing line sub-facilities. On April 22, 2021, the Company entered into the “Amended ABL Credit Agreement, among the Company, certain of its wholly-owned domestic subsidiaries party thereto, as borrowers or as guarantors, Wells Fargo Bank, National Association, as administrative agent and as collateral agent, and the other lenders party thereto, for the purpose of, among other things, increasing the aggregate amount of the revolving credit facility from $30.0 million to $45.0 million and extending the maturity thereof to the fifth anniversary of the closing date of the Secured Notes Offering (subject to a springing maturity as set forth therein).

The Amended ABL Credit Agreement provides for the Amended ABL Credit Facility that includes letter of credit and swing line sub-facilities. Borrowing availability under the Amended ABL Credit Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of eligible accounts receivable less certain reserves and subject to certain other adjustments as set forth in the Amended ABL Credit Agreement. Availability is reduced by issuance of letters of credit as well as any borrowings. Loans outstanding under the Amended ABL Credit Agreement bear interest at a floating rate measured by reference to, at the Company’s option, either an adjusted London Inter-Bank Offered Rate (“LIBOR”) (subject to a floor of 0.75%) plus an applicable margin of 2.50% per annum, or an alternate base rate plus an applicable margin of 1.50% per annum. Unused commitments under the Amended ABL Credit Facility are subject to a fee of 0.50% per annum, which fee increases to 0.75% per annum for any quarter during which the Company’s average usage under the Amended ABL Credit Facility is less than $5.0 million.

4.50% Convertible Senior Notes due 2026

On September 27, 2019, the Company issued $86.3 million aggregate principal amount of the Convertible Notes in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The Convertible Notes are senior unsecured obligations of the Company and bear interest at an annual rate of 4.50% payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2020. The Convertible Notes will mature on October 1, 2026, unless earlier repurchased, redeemed or converted in accordance with their terms. The Convertible Notes are convertible into shares of the Company’s common stock at a conversion rate of 16.3507 shares per $1,000 principal amount of Convertible Notes (which is equivalent to a conversion price of approximately $61.16 per share), subject to adjustments upon the occurrence of certain events (but will not be adjusted for any accrued and unpaid interest). The Company may redeem all or a part of the Convertible Notes on or after October 6, 2023 at a redemption price equal to 100% of the principal amount of the Convertible Notes redeemed, plus accrued and unpaid interest, if any, up to, but excluding, the redemption date, subject to certain conditions relating to the Company’s stock price having been met. Following certain corporate events that occur prior to the maturity date or if the Company delivers a notice of redemption, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its Convertible Notes in connection with such corporate event or notice of redemption. The indenture covering the Convertible Notes contains certain other customary terms and covenants, including that upon certain events of default occurring and continuing, either the trustee or holders of at least 25% in principal amount of the outstanding Convertible Notes may declare 100% of the principal of, and accrued and unpaid interest on, all the Convertible Notes to be due and payable.

In addition, if the Company ceases to be listed or quoted on any of the NYSE, The Nasdaq Global Select Market or The Nasdaq Global Market (or any of their respective successors), holders of the outstanding Convertible Notes will have the option to require the Company to repurchase for cash all of such holder’s notes at 100% of the principal amount, plus accrued and unpaid interest. On April 19, 2023, the Company received a written notice from the NYSE notifying the Company that the NYSE had commenced proceedings to delist the Company’s common stock. Pursuant to the Convertible Notes Indenture, the Delisting constituted a Fundamental Change (as defined therein). Upon the occurrence of a Fundamental Change, the Company must provide all holders of Convertible Notes and the trustee a Fundamental Change Company Notice of the occurrence of the Fundamental Change and of the holder’s option to require the Company to repurchase for cash all of such holder’s notes at 100% of the principal amount, plus accrued and unpaid interest. Failure by the Company to issue a Fundamental Change Company Notice within 20 days following the fundamental change constitutes an event of default and, if the trustee or holders of at least 25% in aggregate principal amount of the Convertible Notes declared 100% of the principal of, and accrued and unpaid interest on, all the Convertible Notes to be due and payable immediately, the Convertible Notes would become immediately due and payable.

In connection with the offering of the Convertible Notes, the Company also entered into privately negotiated “capped call” transactions with several counterparties. The capped call transaction will initially cover, subject to customary anti-dilution adjustments, the number of shares of common stock that initially underlie the Convertible Notes. The capped call transactions are expected to generally reduce the potential dilutive effect on the Company’s common stock upon any conversion of the Convertible Notes with such reduction subject to a cap.

Subsequent Events Related to the Chapter 11 Cases and Other Related Matters

Restructuring Support Agreement

On April 30, 2023, the Company Parties and the Consenting Stakeholders entered into the Restructuring Support Agreement to facilitate the Restructuring of the existing debt of, existing equity interests in and certain other obligations of the Company Parties. In connection therewith, on the Petition Date, the Company Parties commenced the Chapter 11 Cases in the Bankruptcy Court.

In accordance with the Restructuring Support Agreement, the Consenting Stakeholders agreed, among other things, to:

●	support the transactions described in the Restructuring Support Agreement (the “Restructuring Transactions”) and vote and exercise any powers or rights available to it in each case in favor of any matter requiring approval to the extent necessary to implement the Restructuring Transactions;
●	not object to, delay, impede or take any other action, directly or indirectly, that is reasonably likely to interfere with, delay, or impede the acceptance, implementation, or consummation of the Restructuring Transactions;
●	use commercially reasonable efforts to cooperate with and assist the Company Parties in obtaining additional support for the Restructuring Transactions from the Company Parties’ other stakeholders;
●	subject to the consent rights provided in the Restructuring Support Agreement, negotiate in good faith and use commercially reasonable efforts to execute, deliver, and implement any other necessary agreements that are consistent with the Restructuring Support Agreement to which it is to be a party in a timely manner to effectuate and consummate the Restructuring Transactions as contemplated by the Restructuring Support Agreement; and
●	with respect to the Consenting Second Lien Term Lenders (as defined in the Restructuring Support Agreement) and the interest payment due on April 24, 2023 pursuant to the Second Lien Credit Agreement, extend the five-business day grace period provided in Section 8.1(c) of the Second Lien Credit Agreement to ten-business days.

In accordance with the Restructuring Supporting Agreement, the Company Parties agreed, among other things, to:

●	support and take all steps reasonably necessary and desirable to consummate the Restructuring Transactions in accordance with the Restructuring Support Agreement;
●	to the extent any legal or structural impediment arises that would prevent, hinder, or delay the consummation of the Restructuring Transactions contemplated by the Restructuring Support Agreement, take all steps reasonably necessary and desirable to address any such impediment;
●	use commercially reasonable efforts to obtain any and all required regulatory and/or third-party approvals for the Restructuring Transactions;
●	negotiate in good faith and use commercially reasonable efforts to execute and deliver any required agreements to effectuate and consummate the Restructuring Transactions as contemplated by the Restructuring Support Agreement;
●	continue ordinary course practices to maintain good standing under the jurisdiction in which each Company Party and each of its subsidiaries is incorporated or organized and continue to operate the business in the ordinary course of business customary in the normal course of ordinary operations consistent with past practice taking into account the Chapter 11 Cases and Restructuring Transactions; and

●	negotiate in good faith and use commercially reasonable efforts to execute and deliver any appropriate additional or alternative provisions or agreements to address any legal, financial, strategic or structural impediment that may arise that would prevent, hinder, impede, delay, or be reasonably necessary to effectuate the consummation of the Restructuring Transactions.

The Restructuring Support Agreement may be terminated upon the occurrence of certain events, including the failure to meet specified milestones related to consummation of the Prepackaged Plan. In addition, the Restructuring Support Agreement shall automatically terminate on the Effective Date of the Prepackaged Plan once all conditions precedent to the Prepackaged Plan have been satisfied.

Chapter 11 Cases, Prepackaged Plan and Disclosure Statement

As an initial step towards implementation of the Prepackaged Plan, on the Petition Date, the Company Parties filed the Chapter 11 Cases in the Bankruptcy Court. The Chapter 11 Cases are being jointly administered under the caption In re Lannett Company, Inc., et al., Case No. 23-10559 (JKS).

To ensure the Company Parties’ ability to continue operating in the ordinary course of business and minimize the effect of the Restructuring on the Company Parties’ customers and employees, the Company Parties filed motions with the Bankruptcy Court seeking a variety of “first-day” relief, including authority to pay employee wages and benefits, and pay vendors and suppliers for all goods and services, each of which was approved on an interim basis by the Bankruptcy Court.

On May 2, 2023, the Company Parties filed the Prepackaged Plan and related Disclosure Statement. On May 3, 2023, the Company Parties also filed a proposed order approving various plan solicitation materials, including the solicitation and voting procedures, and scheduling a combined hearing for approval of the Disclosure Statement and confirmation of the Prepackaged Plan for June 8, 2023. The Court entered the scheduling order on May 4, 2023.

The Prepackaged Plan, as proposed, provides that:

●	trade claims will be paid in the ordinary course of business during and after the Chapter 11 Cases;
●	on the effective date of the Restructuring Transactions, Reorganized LCI will issue a single class of common equity interests to the Consenting Stakeholders pursuant to the Prepackaged Plan;
●	on the effective date of the Restructuring Transactions, the Company Parties will enter into a new revolving credit facility on terms to be agreed;
●	on the effective date of the Restructuring Transactions, Reorganized LCI will enter into a “takeback” exit financing facility in the principal amount of $60 million and such other terms as set forth in the Restructuring Support Agreement (the “Takeback Exit Facility”);
●	on the effective date of the Restructuring Transactions, Reorganized LCI will distribute new warrants issued pursuant to a new warrant agreement to holders of Second Lien Term Loan Claims (as defined in the Restructuring Support Agreement);
●	following the effective date of the Restructuring Transactions, Reorganized LCI will establish a customary management equity incentive plan;
●	on the effective date of the Restructuring Transactions, there will be no recovery for holders of the Company’s convertible notes or existing equity interests; and
●	the effective date of the Restructuring Transactions will be reached within 45 days of filing the Chapter 11 Cases.

Executory Contracts

The Prepackaged Plan provides that the executory contracts and unexpired leases that are not assumed or rejected as of the Effective Date (either pursuant to the Prepackaged Plan or a separate motion) will be deemed assumed pursuant to Section 365 of the Bankruptcy Code.

Effects of the Restructuring and the Chapter 11 Cases on Our Liquidity

The filing of the Chapter 11 Cases constituted an event of default that accelerated all of our debt obligations under the Convertible Notes Indenture, the Secured Notes Indenture, the Second Lien Credit Agreement and the Amended ABL Credit Agreement. However, pursuant to the Bankruptcy Code, the filing of the Chapter 11 Cases automatically stayed most actions against the Company Parties, including most actions to collect indebtedness incurred prior to the Petition Date or to exercise control over the Company Parties’ property. Accordingly, although the filing of the Chapter 11 Cases triggered events of default under the Company’s existing debt obligations, creditors are stayed from taking action as a result of these defaults. Additionally, under Section 502(b)(2) of the Bankruptcy Code, the Company is no longer required to pay interest on its indentures and credit facilities accruing on or after the Petition Date.

Additionally, in connection with the Chapter 11 Cases, the Company has incurred, and expects to continue to incur, significant professional fees and other costs in connection with the Chapter 11 Cases. There can be no assurance that the Company’s current liquidity is sufficient to allow it to satisfy its obligations related to the Chapter 11 Cases or to pursue confirmation of the Prepackaged Plan.

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

Change in Internal Control Over Financial Reporting

There has been no change in Lannett’s internal control over financial reporting during the nine months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in Note 11 “Legal, Regulatory Matters and Contingencies” of the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and is incorporated by reference herein.

Effect of Automatic Stay upon filing under Chapter 11 of the Bankruptcy Code

Pursuant to Section 362 of the Bankruptcy Code, the filing of the Chapter 11 Cases automatically stayed most actions against or on behalf of the Company Parties. Subject to certain exceptions under the Bankruptcy Code, the filing of the Company Parties’ Chapter 11 Cases automatically stayed the continuation of most legal proceedings or the filing of other actions against or on behalf of the Company Parties or their property to recover on, collect or secure a claim arising prior to the Petition Date or to exercise control over property of the Company Parties’ bankruptcy estates, unless and until the Bankruptcy Court modifies or lifts the automatic stay as to any such claim. Notwithstanding the general application of the automatic stay described above, governmental authorities may determine to continue actions brought under their police and regulatory powers.

ITEM 1A. RISK FACTORS

Lannett Company, Inc’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022 (the “2022 Annual Report”) includes a detailed description of its risk factors. The following information updates, and should be read in conjunction with, the information disclosed in Part I, Item 1A, “Risk Factors,” contained in the 2022 Annual Report. Except as described below, the Company’s risk factors as of the date of this Quarterly Report on Form 10-Q have not changed materially from those described in Part I, Item 1A, “Risk Factors” of the 2022 Annual Report.

Risks Related to the Restructuring, Prepackaged Plan and Chapter 11 Cases

We may not be able to obtain confirmation of a Chapter 11 plan of reorganization.

To emerge successfully from Bankruptcy Court protection as a viable entity, we must meet certain statutory requirements with respect to adequacy of disclosure with respect to a Chapter 11 plan of reorganization, solicit and obtain the requisite acceptances of such a reorganization plan and fulfill other statutory conditions for confirmation of such a plan. Although we have distributed to our creditors a Disclosure Statement with respect to the Prepackaged Plan and our solicitation of the Prepackaged Plan has begun, certain parties in interest may file objections to the Plan in an effort to persuade the Bankruptcy Court that we have not satisfied the confirmation requirements under section 1129 of the Bankruptcy Code. The precise requirements and evidentiary showing for confirming a plan, notwithstanding its rejection by one or more impaired classes of claims or equity interests, depends upon a number of factors including, without limitation, the status and seniority of the claims or equity interests in the rejecting class.

We have requested that a confirmation hearing on the Prepackaged Plan to be held in June, but it is possible that hearing could be delayed. It is also possible that the Bankruptcy Court will not confirm the Prepackaged Plan. If the Prepackaged Plan is not confirmed by the Bankruptcy Court, it is unclear whether we would be able to reorganize our business and what, if anything, holders of claims against us would ultimately receive with respect to their claims.

There is no assurance that we will be able to successfully complete the Restructuring contemplated in the Prepackaged Plan or realize all or any of the expected benefits from the Restructuring, creating substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern is contingent upon, among other things, our ability to, subject to the Bankruptcy Court’s approval, implement the Prepackaged Plan, successfully emerge from the Chapter 11 Cases and establish a sustainable capital structure through the Restructuring. Our ability to consummate the Restructuring is subject to risks and uncertainties many of which are beyond our control. These factors, together with the Company’s recurring losses from operations and accumulated deficit, create substantial doubt about our ability to continue as a going concern. There can be no assurance that we will be able to successfully consummate the Restructuring on the terms set forth in the Prepackaged Plan, or at all, or realize all or any of the expected benefits from the Restructuring. See Note 20 “Subsequent Events” of the notes to consolidated financial statements contained herein for more information on the Restructuring, the Prepackaged Plan and the Chapter 11 Cases.

We have sought the protection of the Bankruptcy Court, which subjects us to the risks and uncertainties associated with bankruptcy and may harm our business.

We have sought the protection of the Bankruptcy Court and as a result our operations and ability to develop and execute our business plan, and our ability to continue as a going concern, are subject to the risks and uncertainties associated with bankruptcy. As such, seeking Bankruptcy Court protection could have a material adverse effect on our business, financial condition, results of operations and liquidity. Our senior management has been required to spend a significant amount of time and effort attending to the Restructuring instead of focusing exclusively on our business operations. Bankruptcy Court protection also might make it more difficult to retain management and other employees necessary to the success and growth of our business.

Other significant risks include the following:

●	our ability to consummate the Prepackaged Plan;
●	the high costs of bankruptcy and related fees;
●	the imposition of restrictions or obligations on the Company by regulators related to the bankruptcy and emergence from Chapter 11;
●	our ability to obtain sufficient financing to allow us to emerge from bankruptcy and execute our business plan post-emergence;
●	our ability to maintain our relationships with our suppliers, service providers, customers, employees, and other third parties;
●	our ability to maintain contracts that are critical to our operations; and
●	the actions and decisions of our debtholders and other third parties who have interests in our Chapter 11 Cases that may be inconsistent with our plans.

Delays in the Chapter 11 Cases could increase the risks of our being unable to reorganize our business and emerge from bankruptcy and increase our costs associated with the bankruptcy process.

If the Restructuring Support Agreement is terminated, our ability to confirm and consummate the Prepackaged Plan may be materially and adversely affected.

On April 30, 2023, the Company Parties and the Consenting Stakeholders entered into the Restructuring Support Agreement. The Restructuring Support Agreement contains a number of termination events, some of which would permit the Consenting Stakeholders the right to terminate such Restructuring Support Agreement, which could adversely affect our ability to consummate the Prepackaged Plan. Such termination events include, for example: the breach in any material respect by any of the Company Parties of the representations, warranties and covenants set forth therein; the issuance by any governmental authority of any order that would be expected to prevent the consummation of the Restructuring Transactions (as defined in the Restructuring Support Agreement); an order or motion seeking the entry of an order converting one or more of the Chapter 11 Cases to a case under chapter 7 of the Bankruptcy Code; or the failure to meet any of the Milestones (as defined in the Restructuring Support Agreement). If the Restructuring Support Agreement is terminated, we may be unable to consummate the Prepackaged Plan, and there can be no assurance that we would be able to enter into a new plan or that any new plan would be as favorable to holders of claims as the Prepackaged Plan. In addition, any Chapter 11 Cases may become protracted, which could significantly and detrimentally impact our relationships with our partners, suppliers, service providers, customers, employees, and other third parties.

The consummation of the transactions contemplated by the Prepackaged Plan may not occur.

We will not complete the transactions contemplated by the Prepackaged Plan unless and until all conditions precedent to the consummation of the Prepackaged Plan are satisfied or waived. Those conditions include:

●	the Restructuring Support Agreement having not been terminated and remaining in full force and effect;
●	the Bankruptcy Court entering the Cash Collateral Orders, and the Final Cash Collateral Order (each as defined in the Prepackaged Plan) shall be in full force and effect;
●	the entry by the Bankruptcy Court of the order confirming the Prepackaged Plan pursuant to Bankruptcy Code section 1129 (such order, the “Confirmation Order”), with such Confirmation Order being a final order and in full force and effect;
●	the issuance of the New Common Stock;
●	the issuance of the New Warrants in accordance with the New Warrant Agreement (as defined in the Prepackaged Plan)
●	the due execution and delivery of the Takeback Exit Documents (as defined in the Plan) by all of the entities that are parties thereto, the satisfaction or waiver of all conditions precedent (other than any conditions related to the occurrence of the Effective Date) to the effectiveness of the Takeback Exit Facility and the closing of the Takeback Exit Facility;
●	the due execution and delivery of all agreements, documents, and instruments in connection with the New RCF by all of the entities that are parties thereto, the satisfaction or waiver of all conditions precedent (other than any conditions related to the Effective Date) and the closing of the New RCF; and
●	the receipt of all authorizations, consents, regulatory approvals, rulings, or documents that are necessary to implement and effectuate the Prepackaged Plan and the Restructuring Transactions.

Some of these conditions are not under our control. There can be no assurance that any or all of the conditions precedent will be satisfied or waived or that these transactions will be completed as currently contemplated or at all. Even if these transactions are completed, they may not be completed on the anticipated schedule or terms. If these transactions are not completed on the anticipated schedule or terms, we may incur significant additional costs and expenses.

The agreements governing our current indebtedness, and the terms of future indebtedness including the exit facilities and takeback debt, contain or will contain various covenants that impose restrictions on us and certain of our subsidiaries that may reduce our operating and financial flexibility and we may not be able to satisfy our obligations under these or other, future debt arrangements.

The generic pharmaceutical industry is highly competitive. The terms of our various financing agreements contain, and we expect that the terms of our exit financing and takeback debt will contain, covenants that, among other things, limit our ability and the ability of certain of our subsidiaries to:

●	incur additional debt and issue preferred stock;
●	incur or create liens;
●	redeem and/or prepay certain debt;
●	pay dividends on our stock or repurchase stock;
●	make certain investments;
●	engage in specified sales of assets;
●	enter into transactions with affiliates; and
●	engage in consolidation, mergers and acquisitions.

In addition, the exit facilities will require us to comply with specified financial ratios. Any future indebtedness may also require us to comply with similar or other covenants.

These restrictions on our ability to operate our business could seriously harm our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions and other corporate opportunities. Various risks, uncertainties and events beyond our control could affect our ability to comply with these covenants. Failure to comply with any of the covenants in our existing or future financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity for the debt under these agreements and to foreclose upon any collateral securing the debt. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations, including our obligations under the notes. In addition, the limitations imposed by financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing. This could have serious consequences to our financial condition and results of operations and could cause us to become bankrupt or insolvent.

In addition, rating agencies have lowered, and may lower in the future, our debt ratings, if in the rating agencies’ judgment such action is appropriate. The lowering of a rating would likely increase our future borrowing costs and reduce our access to capital. Our negotiations with vendors, customers and business partners can be negatively impacted if they deem us a credit risk as a result of our credit rating.

We expect to be subject to claims that will not be discharged in the Chapter 11 Cases.

The Bankruptcy Code provides that the effectiveness of a plan of reorganization discharges a debtor from substantially all debts arising prior to petition date, other than as provided in the Prepackaged Plan or the Confirmation Order. The Prepackaged Plan provides that holders of General Unsecured Claims (as defined in the Prepackaged Plan), including, but not limited to, litigation claims against us and/or our subsidiaries, will have their claims “ride through” the bankruptcy, meaning such claims will be satisfied in the ordinary course of business.

In particular, the Prepackaged Plan currently provides that except to the extent less favorable treatment is agreed to by the Company Parties or the Reorganized Debtors (as defined in the Prepackaged Plan), as applicable, and a holder of an Allowed General Unsecured Claim (as defined in the Prepackaged Plan), each Allowed General Unsecured Claim shall, at the option of the applicable Company Party, be either (i) Reinstated (as defined in the Prepackaged Plan) or (ii) paid in full in Cash (as defined in the Prepackaged Plan) on the later of (x) the Effective Date (as defined in the Prepackaged Plan) and (y) the date on which such payment would otherwise be due in the ordinary course of business in accordance with the terms and conditions of the particular transaction giving rise to such Allowed General Unsecured Claim.

To the extent such claims could have been asserted prior to bankruptcy or arose during the bankruptcy, such claims can be asserted after we emerge from bankruptcy. The outcome and timing of potential matters is uncertain, and it is possible material costs, penalties, fines, sanctions, or injunctive relief could result from such a matter. As a result, an adverse ruling with respect to potential matters could have a material impact on our financial condition, results of operations, liquidity, and cash flows.

The negotiations regarding the Restructuring have consumed and will continue to consume a substantial portion of the time and attention of our management, which may have an adverse effect on our business and results of operations, and we may face increased levels of employee attrition.

Our management has spent, and continues to be required to spend, a significant amount of time and effort focusing on the Restructuring. This diversion of attention may have a material adverse effect on the conduct of our business, and, as a result, on our financial condition and results of operations, particularly if the Restructuring and the Chapter 11 Cases are protracted. During the pendency of the Restructuring, our employees will face considerable distraction and uncertainty and we may experience increased levels of employee attrition. A loss of key personnel or material erosion of employee morale could have a materially adverse effect on our ability to meet customer expectations, thereby adversely affecting our business and results of operations. The failure to retain or attract members of our management team and other key personnel could impair our ability to execute our strategy and implement operational initiatives, thereby having a material adverse effect on our financial condition and results of operations. Likewise, we could experience losses of customers or business partners who may be concerned about our ongoing long-term viability.

In certain instances, the Chapter 11 Cases may be converted to a case under Chapter 7 of the Bankruptcy Code.

Following commencement of the Chapter 11 Cases, upon a showing of cause, the Bankruptcy Court may convert such Chapter 11 Cases to cases under chapter 7 of the Bankruptcy Code (“Chapter 7”). In such event, a Chapter 7 trustee would be appointed or elected to liquidate our assets for distribution in accordance with the priorities established by the Bankruptcy Code. We believe that liquidation under Chapter 7 would result in significantly smaller distributions being made to our creditors than those provided for in a Prepackaged Plan because of (i) the likelihood that the assets would have to be sold or otherwise disposed of in a distressed fashion over a short period of time rather than a controlled manner and as a going concern, (ii) additional administrative expenses involved in the appointment of a Chapter 7 trustee, and (iii) additional expenses and claims, some of which would be entitled to priority, that would be generated during the liquidation and from the rejection of leases and other executory contracts in connection with a cessation of operations.

As a result of the Chapter 11 Cases, our historical financial information may not be indicative of our future financial performance, which may be volatile.

During the Chapter 11 Cases, we expect our financial results to be volatile as restructuring activities and expenses, contract terminations and rejections, and claims assessments significantly impact our consolidated financial statements. As a result, our historical financial performance is likely not indicative of our financial performance after the date of the filing of the Chapter 11 Cases.

Upon emergence from bankruptcy, the composition of the Reorganized Company’s board of directors will, and the Reorganized Company’s management team may, change significantly.

Under the Prepackaged Plan, the composition of the Reorganized Company’s board of directors will change significantly upon emergence. Pursuant to the Prepackaged Plan, the board of directors of Reorganized LCI will be composed of five directors, one of whom will be Reorganized LCI’s chief executive officer and four of whom will be determined by the Consenting Stakeholders in consultation with Reorganized LCI’s chief executive officer. Any new directors are likely to have different backgrounds, experiences and perspectives from those individuals who currently serve on our board of directors. While we expect to engage in an orderly transition process as we integrate newly appointed board members, our board of directors following emergence from bankruptcy may have different views on strategic initiatives and a range of issues that will determine the future of the Company. As a result, the future strategy and plans of the Company may differ materially from those of the past.

In addition, the composition of our management team may change significantly. Qualified individuals are in high demand and we may incur significant costs to attract them. In addition, the loss of any of our senior management or other key employees or changes in the composition of our management team could materially and adversely affect our ability to execute their strategy and implement operational initiatives and have a material and adverse effect on our financial condition, liquidity and results of operations.

It is highly likely that the shares of our existing common stock will be canceled in upon emergence from the Chapter 11 Cases and holders of existing common stock receive no recovery under the Prepackaged Plan.

If the restructuring contemplated by the Prepackaged Plan is consummated, all existing equity interests of LCI, including common stock and any outstanding warrants or options, will be extinguished without any recovery. Additionally, the Prepackaged Plan may not be confirmed by the Bankruptcy Court, in which case, the recoveries of existing securityholder may be subject to change. As such, trading prices for any of the Company’s securities may not bear any substantive relationship to the outcome for security holders in the Chapter 11 Cases.

Additionally, on April 19, 2023, the Company received a written notice from the NYSE notifying the Company that the NYSE had commenced proceedings to delist the Company’s common stock. The NYSE suspended trading in the Company’s common stock immediately after market close on April 19, 2023, and on April 20, 2023, the Company’s common stock began trading in the over-the-counter markets under the symbol “LCIN” and on May 3, 2023, our common stock began trading in the over-the-counter markets under the symbol “LCINQ.” The over-the-counter markets are significantly more limited than the NYSE, and quotation on the over-the-counter markets may result in a less liquid market available for existing and potential securityholders to trade the common stock and could further depress the trading price of the common stock. We can provide no assurance that the common stock will continue to trade on the over-the-counter markets, whether broker-dealers will continue to provide public quotes of the common stock or whether the trading volume of the common stock will be sufficient to provide for an efficient trading market.

ITEM 6. EXHIBITS

(a)	A list of the exhibits required by Item 601 of Regulation S-K to be filed as a part of this Form 10-Q is shown on the Exhibit Index filed herewith.

Exhibit Index

10.104	Restructuring Support Agreement, dated as of April 30, 2023, by and among the Company Parties and the Consenting Stakeholders (as defined therein)	Incorporated by reference to Exhibit 10.1 on Form 8-K dated May 1, 2023

10.105	Letter Agreement dated as of April 30, 2023, by and among Lannett Company, Inc. and Timothy C. Crew	Incorporated by reference to Exhibit 10.2 on Form 8-K dated May 1, 2023

3.9	Updated and Amended Certificate of Incorporation	Filed Herewith

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32**	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2022	Furnished Herewith

99.1	Disclosure Statement for the Joint Prepackaged Chapter 11 Plan of Reorganization of Lannett Company, Inc. and its Debtor Affiliates	Incorporated by reference to Exhibit 99.1 on Form 8-K dated May 2, 2023

101.INS	XBRL Instance Document – the instance document does not appear within the Interactive Data File because its XRBL tags are embedded within the Inline XRBL Document	Filed Herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XRBL tags are embedded within the Inline XRBL document	Filed Herewith

** Furnished Herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANNETT COMPANY, INC.

Dated: May 15, 2023	By:	/s/ Timothy Crew
Timothy Crew
Chief Executive Officer

Dated: May 15, 2023	By:	/s/ John Kozlowski
John Kozlowski
Vice President of Finance, Chief Financial Officer and Principal Accounting Officer